Form 10-K
period 1993-12-31
FIRST AMERICAN CORP /TN/
filed 1994-03-24
CIK 36068

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993.     Commission file number 0-6198.

                           FIRST AMERICAN CORPORATION
             (Exact name of registrant as specified in its charter)

              TENNESSEE                                        62-0799975
     (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                        Identification No.)


         FIRST AMERICAN CENTER,
          NASHVILLE, TENNESSEE                                   37237-0700
         (Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code:  615/748-2000

       Securities Registered Pursuant to Section 12(b) of the Act:  NONE
          Securities Registered Pursuant to Section 12(g) of the Act:
              COMMON STOCK, PAR VALUE $5 PER SHARE AND ASSOCIATED
                SERIES A JUNIOR PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)
                                ________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes   X      No
                                                         ---         ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value (computed on the basis of the reported last sale price on February 10, 1994) of shares of Common Stock, par value $5 per share, held by non-affiliates of the Registrant was $714,701,955.30. The market value calculation assumes (i) that all shares beneficially held by members of the Board of Directors of the Registrant are shares owned by "affiliates," a status which each of the directors individually disclaims, and (ii) that shares beneficially owned by the Registrant's subsidiaries are owned by "affiliates".

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
                                                        Outstanding at
                 Class                                  February 10, 1994
                 -----                                  -----------------
                 Common Stock, $5 par value:            26,052,826


                     DOCUMENTS INCORPORATED BY REFERENCE:
Document from which portions are                        Part of Form 10-K
incorporated by reference                               to which incorporated
- -------------------------                               ---------------------

1.  Proxy Statement dated March 17, 1994                Part III

                               TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I
Item 1-2 Business and Properties  . . . . . . . . . . . . . . . . . . . . . . .  1
              General . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
              Statistical Information . . . . . . . . . . . . . . . . . . . . .  2
              Supervision and Regulation  . . . . . . . . . . . . . . . . . . .  3
              Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
              Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 3   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 4   Submission of Matters to a Vote of
              Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . 12

PART II
Item 5   Market for the Registrant's Common Equity
              and Related Stockholder Matters . . . . . . . . . . . . . . . . . 13

Item 6   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . 13

Item 7   Management's Discussion and Analysis of Results
              of Operations and Financial Condition . . . . . . . . . . . . . . 13

Item 8   Financial Statements and Supplementary Data  . . . . . . . . . . . . . 57

Item 9   Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure . . . . . . . . . . . . . . . 57

PART III
Item 10  Directors and Executive Officers of the Registrant . . . . . . . . . . 57

Item 11  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . 62

Item 12  Security Ownership of Certain Beneficial Owners
              and Management  . . . . . . . . . . . . . . . . . . . . . . . . . 62

Item 13  Certain Relationships and Related Transactions . . . . . . . . . . . . 62


PART IV
Item 14  Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . 62


                                       i

                                     PART I
ITEMS 1-2:       BUSINESS AND PROPERTIES

                                    GENERAL

         First American Corporation (the "Corporation") is a registered bank holding company which was incorporated under the laws of Tennessee in 1968.

         The Corporation's principal subsidiary is First American National Bank, headquartered in Nashville, Tennessee ("FANB"), which was founded in 1883. At December 31, 1993, FANB had 134 banking offices in 28 Tennessee counties containing approximately 69% of Tennessee's population. On the basis of deposits at June 30, 1993, FANB was the second largest bank in Tennessee, and had the second largest deposit base in the Nashville-Davidson County market, the second largest deposit base in the Tri-Cities market, the third largest deposit base in the Knoxville (Knox County) market, the fifth largest deposit base in the Memphis (Shelby County) market, and the seventh largest deposit base in the Chattanooga (Hamilton County) market. On the basis of the aggregate deposits held by FANB at June 30, 1993, the Corporation was the second largest bank holding company headquartered in Tennessee.

         Effective October 1, 1993, the Corporation acquired First American National Bank of Kentucky ("FANBKY"), formerly First Federal Savings and Loan Association of Bowling Green. At December 31, 1993, FANBKY had three banking offices in two Kentucky counties, Warren and Simpson, which contain approximately 3% of Kentucky's population. On the basis of deposits at June 30, 1993, FANBKY had the second largest deposit base in the Bowling Green, Kentucky market.

         In addition to FANB and FANBKY, the Corporation owns First American Trust Company, N.A., which engages in trust and investment advisory services.

         The Corporation is a legal entity separate and distinct from its subsidiaries. The Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative controls that allow coordination of selected policies and activities. The Corporation derives its income from interest, dividends and management fees received from subsidiaries. The principal executive offices of the Corporation are located at First American Center, Nashville, Tennessee 37237-0700, and its telephone number is (615) 748-2000.

Commercial Banking

         At December 31, 1993, FANB had bank offices in the fifteen largest counties in Tennessee (measured by aggregate bank deposits of banks in the county at June 30, 1993) and in thirteen of the fifteen most populous Tennessee cities.

         FANB offers the services generally performed by commercial banks of like size and character. FANB also offers 24-hour banking service through automated teller machines located at a majority of its banking offices and at other locations. At December 31, 1993, FANB operated a total of 135 automated teller machines.

         FANB owns First Amtenn Life Insurance Company which underwrites credit life and accident and health insurance on extensions of credit made by FANB. FANB also owns Ameristar Capital Markets, Inc., which provides securities brokerage services.

         Like FANB, FANBKY also offers the services generally performed by commercial banks of like size and character, as well as 24-hour banking service through three automated teller machines as of December 31, 1993.

Trust and Investment Management

         The trust functions, both individual and corporate, of the Corporation, are provided by First American Trust Company, N.A. ("FATC"), a subsidiary of the Corporation which is also a national bank. FATC owns all of the stock of Lee, Robinson & Steine, Inc. ("LRS"), a non-banking subsidiary which is a registered investment advisor. At December 31, 1993 the total market value of assets under trust of FATC and LRS was approximately $3.9 billion, including $2.3 billion of assets managed with discretionary investment authority.

Recent Developments

         On November 8, 1993, the Corporation and FANB entered into a stock purchase agreement to acquire 100% of the issued and outstanding capital stock of Fidelity Crossville Corporation ("FCC"), a one savings bank holding company which owns First Fidelity Savings Bank, F.S.B. ("First Fidelity"), a federal stock savings bank headquartered in Crossville, Tennessee. It is anticipated that simultaneously with the acquisition, First Fidelity will be merged into FANB. As of December 31, 1993, First Fidelity operated two offices in Cumberland County, Tennessee and had assets of approximately $50.0 million. The acquisition of FCC and the merger of First Fidelity into FANB are expected to be completed in the first half of 1994 subject to various conditions, including regulatory approval.

                            STATISTICAL  INFORMATION

         Management's Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Year-End Balance Sheets, which discuss the Corporation from a financial perspective, are contained in Item 7 of this Report.

                           SUPERVISION AND REGULATION

General

         The Corporation and its subsidiaries are subject to extensive regulation under state and federal statutes and regulations. The discussion in this section, which briefly summarizes certain of such statutes, does not purport to be complete and is qualified in its entirety by reference to such statutes. Other state and federal legislation and regulations directly and indirectly affecting banks and other financial institutions are likely to be enacted or implemented in the future and may have a material impact on the business of the Corporation and one or more of its subsidiaries.

         The Corporation is a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "Act"). As a bank holding company, the Corporation is required to file annual reports with, and is subject to supervision by, the Federal Reserve Board. FANB, FANBKY and FATC are national banks and, as such, are subject to the supervision of, and are regularly examined by, the Office of the Comptroller of the Currency (the "OCC"). The Corporation and its subsidiary banks are also subject to certain of the state banking laws of each state in which such banks are located. Each of the Corporation's banking subsidiaries is also insured by, and subject to the regulations of, the Federal Deposit Insurance Corporation (the "FDIC"), and is also affected significantly by the actions of the Federal Reserve Board by virtue of its role in regulating money supply and credit availability, as well as the U.S. economy in general. Areas subject to regulation by federal authorities include loan loss reserves, investments, loans, mergers, issuance of securities, payment of dividends, establishment and closing of branches, and other aspects of operations.

         The Corporation's non-banking subsidiaries are also subject to the supervision of the Federal Reserve Board and other regulatory agencies including the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities regulators.

Agreement with the Comptroller of the Currency

         On September 20, 1990, FANB entered into an agreement with the OCC (the "Agreement"), under which FANB committed, among other matters, to maintain a total risk-based capital ratio of no less than 8.25 percent and a leverage ratio of "Tier 1" capital to total assets of no less than 4.50 percent and not to pay future dividends if the OCC should object. FANB was advised of its release from the Agreement on April 2, 1993.

Capital

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of common stockholders' equity, and to the extent applicable, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, which is "Tier 2 Capital", may consist of subordinated debt (or certain other qualifying debt issued prior to March 12, 1988), other preferred stock and a limited amount of loan loss reserves. The Federal Reserve Board expects bank holding companies, especially those expanding through mergers and acquisitions, to operate well above the minimum risk-based capital ratios. At December 31, 1993, the Corporation's Tier 1 risk-based capital and total risk-based capital ratios were 10.89% and 13.16%, respectively, both of which exceeded the minimum ratios established by the Federal Reserve Board.

         In addition, the Federal Reserve Board has established minimum leverage capital ratio guidelines for bank holding companies. These guidelines provide for a minimum Tier 1 leverage capital ratio (Tier 1 Capital to total assets, less goodwill) of 4% to 5% for most bank holding companies. The Corporation's Tier 1 leverage capital ratio at December 31, 1993 was 7.59%.

         The Corporation's subsidiary national banks are also subject to similar capital requirements adopted by the OCC. At December 31, 1993, FANB's Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios were 10.28%, 11.55% and 7.25%, respectively and FANBKY's were 18.66%, 19.89% and
9.32%, respectively, all of which exceeded the minimum ratios established by the OCC.

Payment of Dividends

         The Corporation is a legal entity separate and distinct from its subsidiary banks and its nonbank subsidiaries. The Corporation's revenues (on a parent company only basis) result, in part, from dividends paid to the Corporation by its subsidiaries. The right of the Corporation, and consequently the right of creditors and shareholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

         There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks to the Corporation. National banks are required to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared in any year exceeds the total of (i) such bank's net profits (as defined by the OCC) for that year plus (ii) the retained net profits (as defined by the OCC) for the preceding two years, less any required transfers to surplus. In addition, national banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed statutory bad debts. In accordance with these regulations, at December 31, 1993, FANB had approximately $123 million, FANBKY had approximately $443,000 and FATC had approximately $1.5 million available for distribution as dividends to the Corporation without the prior approval of the OCC.

         In 1993, the Corporation was further restricted by the terms of the Indenture for its 7.625% Debentures due 2002 and by the terms of its $50,000,000 revolving credit facility, for which Chemical Bank serves as agent. This facility was not drawn upon by the Corporation during 1993. The Corporation redeemed the 7.625% Debentures on January 31, 1994. Under the most restrictive debt covenant in effect during 1993 (contained in the revolving credit agreement), approximately $155.7 million of the Corporation's retained earnings were available to pay dividends on December 31, 1993.

         It is the policy of the Federal Reserve Board that bank holding companies should pay dividends only out of current operating earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound banking practice. In addition, it is the position of the Federal Reserve Board that the Corporation is expected to act as a source of financial strength to each subsidiary bank. See "The Corporation's Support of its Subsidiary Banks."

Certain Transactions with Affiliates

         Provisions of the Federal Reserve Act impose restrictions on the type, quantity and quality of transactions between affiliates of an insured bank (including the holding company and its nonbank subsidiaries) and the insured bank. The purpose of these restrictions is to prevent the misuse of the resources of the bank by its uninsured affiliates. An exception to most of these restrictions is provided for transactions between two insured banks that are within the same holding company where the holding company owns 80% or more of each bank. An insured bank and its subsidiaries are limited in engaging in "covered transactions" with its nonbank or nonsavings bank affiliates to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 10% of the capital stock and surplus of the insured bank; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 20% of the capital stock and surplus of the bank. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Further, provisions of the Act prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

The Corporation's Support of its Subsidiary Banks

         Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each of them. This support may be required at times when the Corporation would not otherwise be inclined to provide it.

         Under the "cross guarantee" provisions of the Federal Deposit Insurance Act, any FDIC-insured subsidiary of the Corporation can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured subsidiary or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured subsidiary "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment over certain other creditors.

Acquisition and Expansion

         The Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. Under the Tennessee Bank Structure Act of 1974, if the acquisition by a bank holding company of a bank would result in the control of 16.5% or more of the total individual, partnership and corporate demand and other transaction accounts, savings accounts and time deposits (excluding all correspondent, governmental, and international deposits and certificates of deposit of more than $100,000) in all federally insured financial institutions in Tennessee, the acquisition is prohibited. As of December 31, 1993, the Corporation estimates it held approximately 11.2% of such deposits. Furthermore, except for the acquisition of banks in the four most populous Tennessee counties (Shelby, Davidson, Knox and Hamilton), no bank holding company may acquire any bank in Tennessee that has been in operation less than five years or organize a new bank in Tennessee, except in the case of certain interim bank mergers and acquisitions of banks in financial difficulty. Also, banks in Tennessee which have been in operation at least five years may merge and continue branching in their respective counties. The effect of these provisions is that the Corporation in the future may acquire banks in Tennessee which have been in operation for over five years but may not form a new bank in any Tennessee county other than the four most populous counties. In addition, state banks and national banks in Tennessee can branch anywhere in the state. With certain limited exceptions, Kentucky banks are prohibited by law from branching outside the county in which their principal place of business is located. Since January 1, 1991, Tennessee law has allowed banks and bank holding companies in any state to acquire banks and bank holding companies in Tennessee on a reciprocal basis. Kentucky also permits reciprocal interstate banking acquisitions. In general, acquisitions of banks or bank holding companies in Tennessee require the approval of the Tennessee Commissioner of Financial Institutions and acquisitions of banks or bank holding companies in Kentucky require the approval of the Kentucky Commissioner of Financial Institutions.

         The Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The Federal Reserve Board is authorized to approve ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. Certain activities have been found to be closely related to banking by Federal Reserve Board regulations, including operating a trust company, mortgage company, finance company or factoring company; performing data processing operations; providing investment advice; and engaging in certain kinds of credit-related insurance activities.

Recent Banking Legislation

         In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which among other matters, authorized additional borrowings by the FDIC in order to provide funds for the resolution of failing financial institutions. FDICIA also instituted certain changes to the supervisory process, including provisions that mandate certain regulatory agency actions against undercapitalized institutions within specified time limits.

         Prompt Corrective Regulatory Action. FDICIA requires the federal banking regulators to assign each insured institution to one of five capital categories: "well capitalized", "adequately capitalized" or one of three undercapitalized categories, and to take progressively more restrictive actions towards an institution depending upon the assigned category. Under the "prompt corrective action" regulations adopted pursuant to FDICIA, in order to be considered "adequately capitalized", national banks must have a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a Tier 1 leverage ratio of at least 4%. Well capitalized institutions are those with a Tier 1 risk-based capital ratio above 6%, a total risk-based capital ratio above 10%, and a Tier 1 leverage capital ratio above 5% and are not subject to a written agreement, order or capital directive to maintain capital at a specified level. Both FANB and FANBKY exceeded the minimum capital ratios of the "well capitalized" category as of December 31, 1993.

         All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements. Furthermore, national banks are prohibited from paying dividends, making other distributions or paying any management fees to a parent corporation if, after such payment, the bank would fail to have a Tier 1 risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a Tier 1 leverage ratio of 4%. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company (under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan) that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters.

         The bank regulatory agencies have discretionary authority to reclassify well capitalized institutions as adequately capitalized or to impose on adequately capitalized institutions requirements or actions specified for undercapitalized institutions if the agency determines after notice and an opportunity for hearing that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, which can consist of the receipt of an unsatisfactory examination rating if the deficiencies cited are not corrected. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2% nor more than 65% of the minimum tangible capital level otherwise required (the "critically under capitalized level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

         FDIC Insurance. The Corporation's subsidiary banks are subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC has promulgated risk-based deposit insurance assessment regulations which became effective in 1993. Under these regulations, insured institutions are assigned assessment risk classifications based upon capital levels and supervisory evaluations. The annual assessment rates for insured institutions for semi-annual periods in 1994 range from 0.23% to 0.31%, depending on the institution's assessment risk classification. Under these regulations, both FANB's and FANBKY's assigned assessment rates for the first semi-annual period of 1994 are 0.23%. FANB pays its premiums into the Bank Insurance Fund, and, as a former savings and loan association, FANBKY pays its premiums into the Savings Association Insurance Fund.

         Under FDICIA, the FDIC is required to pursue the least costly approach to resolving failed banks. After 1994, the FDIC may not protect uninsured deposits of failed banks except in extraordinary circumstances. If it does, the FDIC must levy a special assessment against all insured banks to cover the cost.

         Standards for Safety and Soundness. Under FDICIA, federal bank regulatory agencies have also proposed standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or that could lead to material financial loss. In addition, regulations have also been proposed which set forth standards for: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and
(iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies.

         Brokered Deposits. FDICIA amended the Federal Deposit Insurance Act to prohibit insured depository institutions that are adequately capitalized (but do not meet the capital standards for well capitalized institutions) from accepting brokered deposits unless a waiver has been obtained from the FDIC and generally bars undercapitalized institutions from accepting any brokered deposits. Deposit brokers are required to register with the FDIC. The Corporation's subsidiary banks are not prohibited from accepting brokered deposits and are not required to seek a waiver under these regulations.

         Consumer Protection Provision. FDICIA seeks to encourage enforcement of existing consumer protection laws and enacts new consumer oriented provisions including a requirement of notice to regulators and customers for any proposed branch closing and provisions intended to encourage the offering of "lifeline" banking accounts and lending in distressed communities. FDICIA also requires depository institutions to make additional disclosures to depositors with respect to the rate of interest and the terms of their deposit accounts. Extensive regulations governing "Truth in Savings" became effective in 1993.

         Miscellaneous. FDICIA also made extensive changes in the applicable rules regarding audit, examinations and accounting. FDICIA generally requires annual on-site full-scope examinations by each bank's primary federal regulator. FDICIA also imposes new responsibilities on management, the independent audit committee and outside accountants to develop, approve, or attest to reports regarding the effectiveness of internal controls, legal compliance and off-balance sheet liabilities and assets.

         FDICIA also required the Federal Reserve Board to prescribe standards that limit the risks posed by an insured institution's "exposure" to any other depository institution in order to limit the risk that a failure of a large depository institution would pose to an insured depository institution. FDICIA broadly defines exposure to include extensions of credit to the other institution; purchases of, or investments in, securities issued by the other institution; securities issued by the other institution and accepted as collateral for an extension of credit to any person; and similar transactions defined by regulation to constitute exposure. Accordingly, the Federal Reserve Board has established procedures and "benchmark" standards to limit an insured depository institution's credit and settlement exposure to each of its correspondent banks.

         Under FDICIA, the federal bank regulatory agencies have also established minimum loan to value ratios (with limited permitted exceptions) for real estate mortgage and construction loans.

Interest Rate Limitations

         The maximum permissible rates of interest on most commercial and consumer loans made by FANB are governed by Tennessee's general usury law and the Tennessee Industrial Loan and Thrift Companies Act ("Industrial Loan Act"). Most commercial and consumer loans made by FANBKY are governed by Kentucky's general usury law. Certain other usury laws affect limited classes of loans, but the laws referenced above are by far the most significant. Tennessee's general usury law authorizes a floating rate of 4% per annum over the average prime or base commercial loan rate, as published by the Federal Reserve Board from time to time, subject to an absolute 24% per annum limit. The Industrial Loan Act, which also is generally applicable to most of the loans made by FANB in Tennessee, authorizes an interest rate of 24% per annum and also allows certain loan charges, generally on a more liberal basis than does the general usury law. Kentucky's general usury law provides for a legal rate of interest of 8% or less per annum; however, by written agreement, parties may agree for the payment of interest at any rate under any written contract or other written obligation where the original principal amount is in excess of $15,000. For loans where the original principal amount is $15,000 or less, any rate allowed national banking associations under federal law is permissible.

Environmental Regulation

         As real estate lenders and as owners of real property, financial institutions such as the Corporation and its subsidiary banks may become subject to liability under various statutes and regulations applicable to property owners, specifically including those which impose liability with respect to the environmental condition of real property. The Corporation's primary exposure under these statutes and regulations stems from the lending activities of its subsidiary commercial banks, both of which have adopted policies and procedures to identify and monitor their exposure to avoid any material loss or liability related to the environmental condition of mortgaged property.

                                  COMPETITION

         The activities in which the Corporation engages are very competitive. Generally, the lines of activity and markets served by the Corporation involve competition with money market mutual funds, national and state banks, mutual savings banks, savings and loan associations, finance companies, brokerage firms, credit unions and other financial institutions located primarily in the southeastern region of the United States. The principal methods of competition center around such aspects as interest rates on loans and deposits, lending limits, customer services, location of offices, and other service delivery systems. Some of the Corporation's competitors are major corporations with substantially more assets and personnel than the Corporation and its subsidiaries.

         FANB and FANBKY actively compete for loans and deposits with other commercial banks, savings and loan associations and credit unions. Consumer finance companies, department stores, factors, mortgage brokers and insurance companies are also significant competitors for various types of loans. FATC competes for various types of fiduciary and trust business from other banks, trust and investment companies, investment advisory firms and others.

                                   EMPLOYEES

         As of December 31, 1993, the Corporation and its subsidiaries employed 3,138 full-time equivalent officers and employees, compared with 3,075 at December 31, 1992.

ITEM 3:       LEGAL PROCEEDINGS

         Note 17 to the Consolidated Financial Statements, included in this Report under Item 8, is hereby incorporated in this Item 3 by reference.

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1993.

                                    PART II

ITEM 5:       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The Corporation's Common Stock is traded on the national over-the-counter market (NASDAQ symbol: FATN), and is quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System (the "National Market System"). At the close of business on February 10, 1994, there were approximately 9,590 holders of record of the Corporation's common stock. The following table sets out the quarterly high and low sales prices of the Corporation's common stock. The dividends declared during each quarter for the last two years are also shown. In the first quarter of 1994, the Corporation declared a dividend of $.21 per share, an increase of 40%.

                                   Stock Prices         Dividends
                                   High       Low       Declared
                                   ----       ---       --------
         1992
         ----
         First Quarter           $23.375     $18.000       -
         Second Quarter           25.750      20.875       -
         Third Quarter            24.625      19.875       $.10
         Fourth Quarter           28.125      21.000       $.10
                                  ======      ======       ====

         1993
         ----
         First Quarter           $30.250     $25.250       $.10
         Second Quarter           33.750      27.000        .15
         Third Quarter            34.500      28.250        .15
         Fourth Quarter           34.125      28.125        .15
                                  ======      ======        ===


See SUPERVISION AND REGULATION, Payment of Dividends. See also, notes 9 and 17 to the Corporation's Consolidated Financial Statements, included in this Report under Item 8, which are incorporated herein by reference.

ITEM 6:       SELECTED FINANCIAL DATA

         The table "Selected Financial Data" on page 17 hereof is incorporated in this Item 6 by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

         The following is management's discussion and analysis of the Corporation's results of operations and financial condition for 1993. The purpose of this discussion, including the accompanying tables, is to provide additional insight into the Corporation's consolidated financial statements and accompanying notes. It should be read in conjunction with such consolidated financial statements and notes and other data included herein. To the extent that this discussion includes assessments of future financial performance or trends, the assessments are based on information known at the date this discussion was prepared.

         Results for 1993 included several significant accomplishments which are highlighted as follows and are discussed in more detail in the sections which follow.

                 - Net income was $101.8 million in 1993, a 143% increase from $42.0 million in 1992. On a per share basis, net income in 1993 increased to $3.93 from $1.74 in 1992. The primary factors contributing to increased earnings include:

                         - Net interest income on a taxable equivalent basis increased to $271.5 million in 1993, an increase of 6% from $255.8 million in 1992 due to a $286.1 million (5%) increase in average earning assets and a slightly improved net interest margin (4.39% in 1993 versus 4.34% in 1992). The net interest margin improved primarily as a result of a more rapid decline in average rates paid on interest-bearing liabilities (down 77 basis points) as compared to the decline in the average yield of earning assets (down 64 basis points).

                         -    The pace of credit quality improvement
                              accelerated in 1993, which resulted in a reduction in the allowance for possible loan losses. Nonperforming assets declined 54% to $40.5 million at December 31, 1993, as compared with $89.0 million at December 31, 1992. Net charge-offs decreased 84% to $6.3 million in 1993 versus $38.4 million in 1992. During 1993, the Corporation had a $42.0 million negative provision for loan losses, down $80.5 million from the $38.5 million provision in 1992. During the third quarter of 1993, management reviewed the Corporation's allowance for possible loan loss methodology. This review resulted in certain refinements to the methodology which will assist management in continuously arriving at an appropriate level for the allowance for possible loan losses on a quarterly basis. The revised methodology was used by the Corporation during third and fourth quarters of 1993.

                         - Non-interest income increased $11.5 million (15%) to $90.1 million in 1993 from $78.6 million in 1992, primarily due to increased fee income resulting from new products and services introduced in 1993. Approximately $6.1 million of the increase resulted from additional investment services income earned on expanded investment services in 1993.

                         - The Corporation was successful in controlling non-interest expense during 1993. Non-interest expense totalled $240.3 million in 1993, a $7.9 million or 3% increase from $232.4 million in 1992. The Corporation's non-interest expenses for 1993 include a $10.0 million charitable contribution to First American Foundation, a not-for-profit private foundation formed in 1993 to facilitate the Corporation's charitable contributions. Exclusive of the contribution, non-interest expense decreased $2.1 million or 1%. The operating efficiency ratio, which represents the ratio of operating expenses to taxable equivalent net interest income plus non-interest income, improved to 63.7% in 1993 (exclusive of the Foundation contribution) from 69.5% in 1992.

                         - Adjusted to exclude negative provisions for loan losses of $44 million recorded by the Corporation in the last three quarters of the year, the $10 million Foundation contribution, and the cumulative effect of accounting changes, earnings per share would have equaled $3.08 for 1993, a 77% increase over 1992.

                 - Two key measures of profitability, return on average assets (ROA) and return on average equity (ROE), increased in 1993. The ROA increased to 1.50% in 1993 from .65% in 1992. The ROE increased in 1993 to 19.90% from 10.03% in 1992. Excluding the effect of the Foundation contribution and the negative provisions for loan losses, the Corporation's ROA and ROE were 1.17% and 15.58%, respectively, for 1993.

                 - The average equity to assets ratio was 7.52% for the year ended December 31, 1993, compared with 6.47% one year earlier. The Corporation's total risk-based capital ratio was 13.16% at December 31, 1993, compared with 11.76% at the end of the prior year.

                 - Dividends paid amounted to $.55 per share for 1993 as compared to $.20 per share in 1992. The Board of Directors voted to increase the quarterly cash dividend from $.10 per share to $.15 per share during second quarter 1993. Subsequently, the quarterly dividend was increased to $.21 per share in January 1994. The increased dividend was the result of the Corporation's continued improvement in financial performance.

                 - As a result of improvements in asset quality, operating processes, and earnings, FANB's agreement with the Office of the Comptroller of the Currency was terminated in second quarter 1993.

                 - The Corporation consummated its acquisition of all of the outstanding shares of First American National Bank of Kentucky ("FANBKY"), formerly known as First Federal Savings and Loan Association of Bowling Green, a $219 million national bank headquartered in Bowling Green, Kentucky, for $27.5 million. FANBKY operates three branches in Warren and Simpson counties in southern Kentucky. The transaction was accounted for as a purchase; thus, the Corporation's financial results include the financial results of FANBKY only from the date of acquisition (October 1, 1993).

                 - The Corporation signed a definitive stock purchase agreement to acquire Fidelity Crossville Corporation ("FCC"), the parent company of First Fidelity Savings Bank, F.S.B. ("First Fidelity") located in Crossville, Tennessee for $6.5 million. First Fidelity, with approximately $50 million in total assets at December 31, 1993, has offices in Crossville and Fairfield Glade. The acquisition is expected to be completed in the first half of 1994, subject to various conditions, including regulatory approval.

                 - The Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue up to $100 million of subordinated debt securities.
                         An initial $50 million of subordinated debt was issued during second quarter 1993.

                 - The Corporation's average total assets increased $340.2 million or 5% to $6.81 billion in 1993. Average loans grew $188.6 million (5%) to $3.87 billion in 1993, with growth in both commercial and consumer loans. Total assets at December 31, 1993, amounted to $7.19 billion, as compared to $6.72 billion at December 31, 1992, an increase of $472.0 million or 7%.

                 - The Corporation adopted four new Statements of Financial Accounting Standards (SFAS) during 1993:
                         SFAS No.  106, "Employers' Accounting for
                         Postretirement Benefits Other Than Pensions"; SFAS No. 109, "Accounting for Income Taxes"; SFAS No. 112, "Employers' Accounting for Postemployment Benefits"; and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." On a net basis, there was essentially no initial impact to 1993 net income ($84,000 after tax expense) from the adoption of these accounting standards. Shareholders' equity increased approximately $22.0 million, after tax, as a result of adopting these accounting standards.

     Table 1 presents selected financial data for the Corporation for the past five years. A more detailed discussion and analysis of the 1993 results of operations and financial condition is contained in subsequent sections.

TABLE 1: SELECTED FINANCIAL DATA:  1989-1993

====================================================================================================================================
                                                                          Year Ended December 31
- ------------------------------------------------------------------------------------------------------------------------------------
 (in thousands except per share amounts)        1993            1992             1991             1990             1989
- ------------------------------------------------------------------------------------------------------------------------------------
 Net interest income, taxable equivalent
         basis*                             $  271,481      $  255,848       $  223,089       $  237,943       $  265,362
 Taxable equivalent adjustment                  (4,042)         (4,160)          (6,629)         (11,090)         (15,454)
- ------------------------------------------------------------------------------------------------------------------------------------
 Net interest income                           267,439         251,688          216,460          226,853          249,908
 Provision for loan losses                      42,000         (38,500)         (51,570)        (193,677)        (109,701)
 Non-interest income                            90,147          78,648           84,696          116,195           82,230
 Non-interest expense                         (240,293)       (232,383)        (225,888)        (226,161)        (229,466)
- ------------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before income tax
         (expense) benefit and
         cumulative effect of
         changes in accounting
         principles                            159,293          59,453           23,698          (76,790)          (7,029)
 Income tax (expense) benefit                  (57,396)        (17,481)          (6,761)          14,369           11,265
- ------------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before cumulative effect
         of changes in accounting
         principles                            101,897          41,972           16,937          (62,421)           4,236
 Cumulative effect of changes in
         accounting principles,
         net of tax                                (84)              -                -                -                -
- -----------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                          $  101,813      $   41,972       $   16,937       $  (62,421)      $    4,236
====================================================================================================================================
 Per common share:
         Income (loss) before cumulative
          effect of changes in accounting
          principles                        $     3.93      $     1.74       $      .73       $    (2.69)      $      .18
         Net income (loss)                        3.93            1.74              .73            (2.69)             .18
         Cash dividends declared                   .55             .20             -                 .31             1.25
         Cash dividends paid                       .55             .20             -                 .63             1.25
         Book value end of year                  22.38           18.16            16.47            15.79            18.82
         Market price end of year                32.00           27.50            18.00             6.38            20.75
====================================================================================================================================
 Averages:
         Assets                             $6,806,492      $6,466,297       $6,192,106       $6,898,181       $7,009,471
         Deposits                            5,514,068       5,414,165        5,240,438        5,666,069        5,686,745
         Earning assets                      6,182,257       5,896,212        5,654,669        6,334,529        6,405,869
         Loans, net of unearned discount
                and net deferred loan fees   3,871,555       3,682,891        3,954,369        4,462,207        4,547,150
         Shareholders' equity                  512,099         418,507          376,085          410,104          467,061
====================================================================================================================================
 Significant ratios:
         Return on average assets                 1.50%            .65%             .27%            (.90)%            .06%
         Return on average common
                equity                           19.90           10.03             4.50           (15.22)             .91
         Dividends declared per
                share to net
                income per share
                (dividend payout ratio)          13.99           11.49             -              N/A              N/A
         Operating efficiency
                 ratio**                         63.68           69.47            73.39            63.86            66.02
         Average equity to
                 average assets                   7.52            6.47             6.07             5.95             6.66
         Average loans to average
                 deposits                        70.21           68.02            75.46            78.75            79.96
         Average core deposits to
                 average
                 total deposits                  93.19           92.84            92.89            89.40            86.83
         Allowance to net loans
                 (end of year)                    3.09            4.90             4.75             4.50             2.52
         Allowance to
                 nonperforming loans
                 (end of year)                  619.05          300.10           202.30           118.30           112.16
         Nonperforming assets to
                 loans and foreclosed
                 properties (end of year)          .93            2.39             3.68             4.91             2.48
         Net interest margin                      4.39            4.34             3.95             3.76             4.14
         Market/book (end of
                 year)                            1.43x           1.51x            1.09x             .40x            1.10x
====================================================================================================================================
 Other statistics:
         Number of common  shareholders
                 (end of year)                   9,606           9,453           10,284           10,609            9,985
         Average common shares
                 outstanding (in thousands)     25,913          24,082           23,337           23,224           23,041
         Number of full-time equivalent
                 employees (end of year)         3,138           3,075            3,126            3,539            3,934
         Number of banking offices                 138             134              135              141              147
         Number of automatic
                 teller machines                   138             122              120              123              125
====================================================================================================================================

* Adjusted to a taxable equivalent basis based on the statutory Federal income tax rates, adjusted for applicable state income taxes net of the related Federal tax benefit.
** Ratio of operating expenses to taxable equivalent net interest income plus non-interest income. For 1993, calculation excludes the $10 million Foundation contribution.
N/A - Information not considered meaningful.

                         NET INCOME (LOSS) PER SHARE:



                                   (Graph)

                           RETURN ON AVERAGE EQUITY


                                   (Graph)



                           RETURN ON AVERAGE ASSETS


                                   (Graph)

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income, which is the Corporation's primary source of income, was $271.5 million in 1993 on a taxable equivalent basis, compared with $255.8 million in 1992, an increase of $15.7 million or 6%. Net interest income is the difference between total interest income earned on earning assets and total interest expense incurred on interest-bearing liabilities. Total interest income, total interest expense and net interest income are all impacted by fluctuations in the volume and mix of earning assets and interest-bearing liabilities and the corresponding interest yields and costs. Changes in the level of nonperforming assets, together with interest lost and recovered on those assets, also impact net interest income.

         The following table provides a recap of net interest income to assist in discussing the increase in 1993 net interest income from 1992. Throughout this discussion, tax-exempt interest income has been adjusted to a fully taxable equivalent basis (TEB) in order to be comparable to interest income which is subject to Federal income tax. This adjustment has been calculated using a Federal income tax rate of 35% in 1993 and 34% in 1992, adjusted for applicable non-deductible interest expense (for tax purposes) to purchase or carry tax-exempt obligations.

TABLE 2:  RATE-VOLUME RECAP

=============================================================================================================================
                                                                                      1993 from 1992
                                                           ------------------------------------------------------------------
                                                                           Change* Due to            Yields,            Net
                                                            Total         ----------------          Rates, and       Interest
 (in millions)                                             Change*        Volume      Rate           Spreads          Margin
 ----------------------------------------------------------------------------------------------------------------------------
 Total interest income and average yield, 1992              $448.7                                       7.61%
       Change in interest on:
          Securities:
             Taxable                                           4.0        $23.7       $(19.7)
             Tax-exempt                                         .3           .3          -
          Loans                                              (12.5)        15.4        (27.9)
          Federal funds sold and securities                   (4.5)        (3.8)         (.7)
             purchased under agreements to resell
          Time deposits with other banks                      (4.8)        (4.6)         (.2)
          Other                                                (.3)         (.3)         -
                                                            ------
                 Total change in interest and average        (17.8)        21.8        (39.6)            (.64)
                    yield                                   ------                                      -----
 Total interest income and average yield, 1993               430.9                                       6.97
                                                            ------                                      -----
 Total interest expense and average rate paid, 1992          192.9                                       3.91
       Change in interest on:
          NOW, money market and savings accounts             (11.9)         4.2        (16.1)
          Certificates of deposit                            (19.5)        (4.8)       (14.7)
          Other interest-bearing deposits                     (4.5)        (1.3)        (3.2)
          Short-term borrowings                                  -          3.1         (3.1)
          Long-term debt                                       2.4          2.6          (.2)
                                                            ------
                Total change in interest and average         (33.5)         5.6        (39.1)            (.77)
                   rate paid                                ------                                      -----
 Total interest expense and average rate paid, 1993          159.4                                       3.14
                                                            ------                                      -----
 Net interest income, spread, and margin, 1992               255.8                                       3.70           4.34%
 Change in net interest income, spread, and margin            15.7        $12.4       $  3.3              .13            .05
                                                            ------        =====       ======           ------         ------
 Net interest income, spread, and margin, 1993              $271.5                                       3.83%          4.39%
                                                            ======                                     ======         ======
====================================================================================================================================

* Amounts are adjusted to a fully taxable equivalent basis, based on the statutory Federal income tax rates, adjusted for applicable state income taxes net of the related Federal tax benefit. The effect of volume changes is computed by multiplying the change in volume for each item by the prior year rate. The effect of rate changes is computed by multiplying the change in rate by the prior year volume. Rate/volume changes are computed by multiplying the change in volume by the change in rate and are included in the effect on income of rate changes.

         Total interest income on earning assets was $430.9 million in 1993 compared with $448.7 million in 1992. The $17.8 million or 4% decrease in total interest income was due primarily to lower average yields on earnings assets, which was partially offset by a higher level of earning assets in 1993 over 1992. The average rate earned on earning assets was 6.97% in 1993 compared with 7.61% in 1992, a decline of 64 basis points. The Corporation's lower average yield earned on earning assets in 1993 resulted primarily from a lower interest rate environment in 1993 from prior years. The average national prime lending rate and other longer-term market indices significantly impact market rates charged on loans. During periods of declining national rates, the Corporation's yield on loans will decline. The decline will not be precisely of the same magnitude or will not occur at the same time as declines in national indices, since a portion of the Corporation's earning assets do not reprice immediately upon a change in national rates. The decline in the Corporation's yield on earning assets generally reflects declines in national rates, such as the average national prime lending rate (6.00% in 1993, 6.25% in 1992, and 8.46% in 1991).

         The impact of the change in average yields on earning assets was to reduce total interest income in 1993 by $39.6 million. Average earning assets in 1993 were $6.18 billion, an increase of $286.1 million or 5% from $5.90 billion in 1992. The increase in earning assets added $21.8 million to total interest income, partially offsetting the decline due to reduced yields.

         Interest earned on earning assets does not include interest income which would have been recognized on nonperforming loans if such loans were performing. The amount of interest not recognized on nonperforming loans approximated $1.1 million in 1993 compared with $3.7 million in 1992. Earning asset yields would have been 2 and 6 basis points higher in 1993 and 1992, respectively, if all loans had been performing. Net interest spreads and margins would also have been higher by approximately the same number of basis points.

         Total interest expense on interest-bearing liabilities in 1993 was $159.4 million, a $33.5 million or 17% decline from $192.9 million in 1992. This decline was due to lower average rates paid on interest-bearing funds as a result of the lower interest rate environment, which was partially offset by increased volumes of interest-bearing liabilities. The average cost of interest-bearing funds in 1993 was 3.14% as compared with 3.91% in 1992, a decline of 77 basis points. Changes in rates paid on the Corporation's interest-bearing liabilities are primarily impacted by changes in national market indices such as the Federal funds rate, London Interbank Offered Rate (LIBOR), and other longer-term indices. Like the average yield earned on earning assets, the average rate paid on interest-bearing liabilities tends to follow changes in national rate indices. For example, the decline in the Corporation's average rate paid on interest-bearing liabilities reflects declines in the average national Federal funds rate (3.02% in 1993, 3.52% in 1992, and 5.69% in 1991).

         Competitive factors also impact changes in rates earned on earning assets and rates paid on interest-bearing liabilities. During the first six months of 1993, loan demand was relatively slow in the banking industry, resulting in little need to increase funding requirements. As deposit growth increased, the banking industry was able to reduce rates paid on deposits relative to market indices. In 1993, the average rate paid on interest-bearing deposits was only 14 basis points higher than the average national Federal funds rate (3.16% deposit rate versus 3.02% average national Federal funds rate), compared with 47 basis points higher in 1992 (3.99% deposit rate versus 3.52% average national Federal funds rate).

         The decline in average rates paid on interest-bearing liabilities reduced interest expense in 1993 from 1992 by $39.1 million. The impact of the increase in average interest-bearing liabilities ($5.07 billion in 1993 versus $4.93 billion in 1992) was to increase interest expense $5.6 million.

         Net interest income increased as a result of the increase in the volume of earning assets and a higher net interest spread, which is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. During 1993, the Corporation's net interest spread increased 13 basis points to 3.83% from 3.70% in 1992. The higher net interest spread was achieved through reductions in interest-bearing liability costs (primarily deposits), which declined more rapidly than yields on earning assets (primarily loans and securities). Also contributing to the Corporation's increased net interest spread in 1993 was a reduction in the level of nonperforming loans and a more favorable mix of funding sources. The volume of non-interest-bearing deposits and lower-cost savings and NOW accounts increased, while the volume of relatively higher-cost certificates of deposit declined.

         Changes in net interest spreads for different financial institutions generally vary based on the mix of earning assets and interest-bearing liabilities, as well as the timing of repricings of various longer-term earning assets and interest-bearing liabilities.

         As the Corporation's net interest spread widened, the net interest margin, which is net interest income expressed as a percentage of average earning assets, increased to 4.39% in 1993 from 4.34% in 1992, an improvement of 5 basis points. The net interest spread and margin were also aided by First American's interest sensitivity position, which enabled the Corporation to benefit from a declining interest rate environment in 1993. As a result, the Corporation had a higher volume of interest-bearing liabilities repricing in the lower interest rate environment than earning assets repricing. (See "Asset/Liability Management and Liquidity" section.)

          INTEREST INCOME, INTEREST EXPENSE AND NET INTEREST INCOME



                                   (Graph)



                          AVERAGE YIELDS/RATES PAID



                                   (Graph)

         Based on current projections, management anticipates that the net interest margin may decline in 1994. However, net interest income is expected to increase due to an increase in the level of earning assets in 1994, as loan growth, which increased during the last six months of 1993, is expected to continue.

         Management continues to concentrate on improving the mix of earning assets, increasing the ratio of earning assets to total assets, and managing interest rate sensitivity. Various techniques are used to assist in managing of the Corporation's interest rate sensitivity, including off-balance-sheet hedging strategies. Unforeseen changes in the interest rate environment (such as narrowing of the difference between the average national prime lending rate and the average national Federal funds rate), increased levels of competition for loans and deposits among financial institutions, or other factors could adversely affect management's plan to increase net interest income in 1994.

TABLE 3: CONSOLIDATED AVERAGE BALANCES, TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES

For the Years Ended December 31, 1993, 1992 and 1991
(in millions)
        Average Balance               Average Yield/Rate                                              Interest Income/Expense
    ------------------------         ---------------------                                            -----------------------
    1993      1992      1991         1993     1992    1991                                             1993     1992     1991
    ------------------------         ---------------------                                            -----------------------
                                                            INTEREST INCOME
                                                            Securities:
  $2,108.4 $1,788.8  $1,382.7        6.48%   7.42%   7.91%      Taxable                               $136.7   $132.7  $109.4
      10.9      6.3      20.8        6.86    7.23    8.43       Tax-exempt                                .7       .4     1.8
  ---------------------------------------------------------------------------------------------------------------------------
   2,119.3  1,795.1   1,403.5        6.48    7.42    7.92   Total securities                           137.4    133.1   111.2
  ---------------------------------------------------------------------------------------------------------------------------
                                                            Federal funds sold and repurchase
     143.8    244.7     196.5        3.20    3.76    6.06   agreements                                   4.6      9.1    11.9
                                                            Loans, net of unearned discount and net
                                                            deferred loan fees:
   1,767.6  1,733.2   1,887.4        6.33    6.95    8.80        Commercial                            111.9    120.4   166.2
     772.6    555.7     526.0        8.18    9.42   10.63        Consumer - amortizing mortgages        63.2     52.4    55.9
     921.8    895.9     951.6        8.62    9.51   10.65        Consumer - other                       79.5     85.2   101.3
     104.2    152.5     218.9        7.95    8.00    8.97        Real estate - construction              8.3     12.2    19.6
                                                                 Real estate- commercial mortgages
     305.3    345.6     370.5        7.98    8.57   10.17        and other                              24.4     29.6    37.7
  ---------------------------------------------------------------------------------------------------------------------------
                                                                 Loans, net of unearned discount
   3,871.5  3,682.9   3,954.4        7.42    8.14    9.63        and net deferred loan fees            287.3    299.8   380.7
  ---------------------------------------------------------------------------------------------------------------------------
      47.7    173.5     100.3        3.35    3.86    6.01   Other                                        1.6      6.7     6.1
  ---------------------------------------------------------------------------------------------------------------------------
  $6,182.3 $5,896.2  $5,654.7        6.97%   7.61%   9.02%       Total interest income                $430.9   $448.7  $509.9
  ===========================================================================================================================
                                                            INTEREST EXPENSE
                                                            Interest-bearing deposits:
  $  722.9 $  625.9  $  538.4        2.00%   2.56%   4.00%     NOW accounts                            $14.5    $16.0   $21.5
   1,392.0  1,408.3   1,427.5        2.76    3.38    5.51      Money market accounts                    38.3     47.6    78.7
     405.0    352.8     304.5        2.51    3.21    5.14      Regular savings                          10.2     11.4    15.7
                                                               Certificates of deposit under
   1,151.5  1,232.3   1,388.0        3.90    4.88    6.76      $100,000                                 45.0     60.1    93.8
                                                               Certificates of deposit $100,000 and
     349.9    368.6     360.1        3.74    4.75    6.86       over                                    13.1     17.5    24.7
     337.7    366.7     332.0        4.96    5.78    7.17      Other time                               16.7     21.2    23.8
      25.8     19.2      12.7        2.74    3.61    5.65      Foreign                                    .7       .7      .7
  ---------------------------------------------------------------------------------------------------------------------------
   4,384.8  4,373.8   4,363.2        3.16    3.99    5.93      Total interest-bearing deposits         138.5    174.5   258.9
  ---------------------------------------------------------------------------------------------------------------------------
                                                            Federal funds purchased and repurchase
     587.1    519.5     457.3        2.64    3.14    5.48       agreements                              15.5     16.3    25.1
      49.8     20.2      22.8        3.19    3.82    6.26   Other short-term borrowings                  1.6       .8     1.4
      51.5     17.1      17.4        7.48    7.69    7.79   Long-term debt                               3.8      1.3     1.4
  ---------------------------------------------------------------------------------------------------------------------------
  $5,073.2 $4,930.6  $4,860.7        3.14%   3.91%   5.90%     Total interest expense                 $159.4   $192.9  $286.8
  ===========================================================================================================================
                                     3.83%   3.70%   3.12%  Net interest spread
                                                            Net interest margin and net interest
                                     4.39%   4.34%   3.95%      income                                $271.5   $255.8  $223.1
  ===========================================================================================================================

* Loan fees and amortization of net deferred loan fees (costs), which are considered an integral part of the lending function and are included in rates and related interest categories, amounted to $2.2 million in 1993, $(.8) million in 1992, and $(2.7) million in 1991. Yields/rates and income/expense amounts are presented on a fully taxable equivalent basis based on the statutory Federal income tax rates adjusted for applicable state income taxes net of the related Federal tax benefit; related interest income includes taxable equivalent adjustments of $4.0 million in 1993, $4.2 million in 1992, and $6.6 million in 1991. Non-accrual and restructured loans are included in average loans and average earning assets. Consequently, yields on these items are lower than they would have been if these loans had earned at their contractual rate of interest.

PROVISION FOR LOAN LOSSES

         The provision for loan losses represents a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. The level of the allowance for possible loan losses is determined on a quarterly basis using procedures which include: (1) an evaluation of individual criticized and classified credits as determined by internal reviews, of other significant credits, and of non-criticized/classified commercial and commercial real estate credits, to determine estimates of loss probability; (2) an evaluation of various consumer loan categories to determine an estimation of loss on such loans based primarily on historical loss experience of the category; (3) a review of unfunded commitments; and (4) an assessment of various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process. During third quarter 1993, management reviewed the Corporation's allowance for possible loan loss methodology, resulting in refinements to such methodology which will assist management in continuously arriving at an appropriate level for the allowance for possible loan losses on a quarterly basis. Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision.

         The allowance for possible loan losses consists of an allocated portion and an unallocated, or general, portion. The allocated portion is maintained to cover estimated losses applicable to specific segments of the loan portfolio. The unallocated portion is maintained to absorb losses which probably exist as of the evaluation date but are not identified by the more objective processes used for the allocated portion of the allowance for loan losses due to risk of error or imprecision. While the total allowance consists of an allocated portion and an unallocated portion, these terms are primarily used to describe a process. Both portions of the allowance are available to provide for inherent loss in the entire portfolio. Table 4 includes the allocation of the allowance for possible loan losses between the various loan portfolios and the unallocated portion of the allowance for each of the past five years.

         Based on the reviews of the appropriateness of the allowance throughout 1993, as described above, determinations were made that the allowance for possible loan losses should be reduced. Accordingly, reductions were effected by negative provisions for loan losses of $44.0 million recorded by the Corporation in the last three quarters of the year. As a result, the provision for loan losses amounted to a negative $42.0 million for 1993, compared to a $38.5 million charge for 1992. The primary factor leading to the negative provisions for loan losses in 1993 was the Corporation's continued improvement in asset quality. Nonperforming loans totalled $21.7 million at December 31, 1993, a 64% decrease from $60.3 million at year-end 1992. A further indication of continued asset quality improvement is the reduced level of net loan charge-offs. Net charge-offs were $6.3 million in 1993, a decline of $32.1 million or 84% from $38.4 million in 1992. This decrease resulted primarily from a $20.5 million decline in commercial loan net charge-offs, combined with a $7.4 million decline in consumer loan net charge-offs. The ratio of net charge-offs to average loans was .16% in 1993 compared with 1.04% in 1992. Net charge-offs are likely to be higher in 1994 than in 1993, as the level of recoveries experienced in 1993 is not expected to continue in 1994. Management currently does not anticipate that the provision for possible loan losses will be significant, if any, in 1994.

         The allowance for possible loan losses amounted to $134.1 million at December 31, 1993, compared with $181.1 million at December 31, 1992. The allowance for possible loan losses represented 3.09% and 4.90% of net loans at December 31, 1993 and 1992, respectively.

         Table 4 presents a recap of the activity in the allowance for possible loan losses for the past five years. A more detailed discussion of nonperforming assets is presented under the caption, "Asset Quality."

TABLE 4:  ALLOWANCE FOR POSSIBLE LOAN LOSSES

===========================================================================================================================
 (in thousands)                                         1993           1992           1991           1990           1989
- ---------------------------------------------------------------------------------------------------------------------------

 Allowance for possible loan losses, beginning
         of year                                  $  181,108     $  181,031     $  190,000     $  116,658     $   74,940
         Loans charged off:
                  Commercial                          10,094         28,047         36,610         71,159         45,961
                  Consumer--amortizing mortgages       1,365          3,268          2,513          2,317            328
                  Consumer--other                     13,232         16,870         15,394         19,472         21,513
                  Real estate--construction              594          2,462         15,123          9,155            750
                  Real estate--commercial
                     mortgages and other               1,332          3,265          6,069         30,897          5,030
 --------------------------------------------------------------------------------------------------------------------------
                          Total charge-offs           26,617         53,912         75,709        133,000         73,582
 --------------------------------------------------------------------------------------------------------------------------
         Recoveries of loans previously charged
         off:
                  Commercial                          10,432          7,860          9,742          8,355          2,750
                  Consumer--amortizing mortgages       1,462            451            131            130             21
                  Consumer--other                      7,606          6,782          3,934          3,233          2,646
                  Real estate--construction              128            198            432            160              2
                  Real estate--commercial
                     mortgages and other                 709            198            931          2,140            180
 --------------------------------------------------------------------------------------------------------------------------
                          Total recoveries            20,337         15,489         15,170         14,018          5,599
 --------------------------------------------------------------------------------------------------------------------------
         Net charge-offs (recoveries):
                  Commercial                            (338)        20,187         26,868         62,804         43,211
                  Consumer--amortizing mortgages         (97)         2,817          2,382          2,187            307
                  Consumer--other                      5,626         10,088         11,460         16,239         18,867
                  Real estate--construction              466          2,264         14,691          8,995            748
                  Real estate--commercial
                     mortgages and other                 623          3,067          5,138         28,757          4,850
 --------------------------------------------------------------------------------------------------------------------------
                          Net charge-offs              6,280         38,423         60,539        118,982         67,983
 --------------------------------------------------------------------------------------------------------------------------
 Change in allowance due to subsidiaries
         purchased (sold)                              1,296              -              -         (1,353)             -
 Provision charged (credited) to operating
         expenses                                    (42,000)        38,500         51,570        193,677        109,701
 --------------------------------------------------------------------------------------------------------------------------
 Balance, end of year                             $  134,124     $  181,108     $  181,031     $  190,000     $  116,658
 ==========================================================================================================================
 Allocation of allowance for possible loan
         losses, end of year*:
                  Commercial                      $   35,174     $   73,801     $   87,309     $   89,797     $   18,284
                  Consumer loans                      31,716         43,200         37,869         39,917              -
                  Real estate                         14,832         21,735         28,386         43,786            500
                  Unallocated/general                 52,402         42,372         27,467         16,500         97,874
 --------------------------------------------------------------------------------------------------------------------------
 Balance, end of year                             $  134,124     $  181,108     $  181,031     $  190,000     $  116,658
 ==========================================================================================================================
 Average loans outstanding, net of unearned
         discount and net deferred loan fees      $3,871,555     $3,682,891     $3,954,369     $4,462,207     $4,547,150
 ==========================================================================================================================
 Loans outstanding at December 31, net of
         unearned discount and net deferred loan
         fees                                     $4,340,088     $3,699,301     $3,807,257     $4,225,854     $4,637,469
 ==========================================================================================================================
 Net charge-offs (recoveries) to average loan
 type:
         Commercial                                     (.02)%         1.16%          1.42%          2.97%          2.03%
         Consumer--amortizing mortgages                 (.01)           .51            .45            .41            .06
         Consumer--other                                 .61           1.13           1.20           1.52           1.72
         Real estate--construction                       .45           1.48           6.71           2.69            .21
         Real estate--commercial mortgages and
            other                                        .20            .89           1.39           6.97           1.09
         Total                                           .16           1.04           1.53           2.67           1.50
 Other ratios:
         Allowance to net loans (end of year)           3.09           4.90           4.75           4.50           2.52
         Provision for loan losses to average
            loans                                       N/A            1.05           1.30           4.34           2.41
 ==========================================================================================================================
 Percent of total year-end loans:
         Commercial                                     44.9%          46.9%          46.7%          47.6%          45.1%
         Consumer--amortizing mortgages                 23.4           17.3           13.6           12.4           11.3
         Consumer--other                                22.3           24.1           25.2           24.5           26.1
         Real estate--construction                       2.4            3.0            4.8            6.6            8.0
         Real estate--commercial mortgages and
            other                                        7.0            8.7            9.7            8.9            9.5
 --------------------------------------------------------------------------------------------------------------------------
                                                       100.0%         100.0%         100.0%         100.0%         100.0%
 ==========================================================================================================================

*Allowance amounts for commercial and real estate loans for 1989 are for specific loans. During this year, the unallocated/general reserve was not allocated to individual loan categories.

NON-INTEREST INCOME

         Non-interest income in 1993 was $90.1 million, an increase of $11.5 million or 15% from $78.6 million in 1992. Non- interest income, excluding net securities losses ($2.0 million in 1993 and $3.0 million in 1992) and gain on sale of branch office ($607,000 in 1992), totalled $92.2 million for 1993, an increase of $11.2 million (14%) from $81.0 million in 1992. The increase from 1992 is primarily attributable to increases in service charges on deposit accounts and increases in investment services income. Service charges on deposit accounts, which consist primarily of analysis fees and other deposit account charges, amounted to $39.2 million in 1993, a $2.3 million or 6% increase from $36.9 million in 1992. This increase is partially due to higher volumes of deposit accounts in 1993, combined with additional fees generated from ValueFirst Checking, a new deposit product introduced in late 1992. Investment services income totalled $7.7 million for the year ended December 31, 1993, an increase of $6.1 million from the prior year amount of $1.6 million. This increase is primarily due to increased revenues generated in 1993 from executing annuities, mutual funds, and other investment product transactions for customers. Commissions and fees on fiduciary activities totalled $15.3 million in 1993, an increase of $.6 million (4%), due to increased customer activity in estates and personal and corporate trusts.
Other increases in non-interest income occurred in merchant discount fees, which represents income earned from credit card receipts collected by merchants and discounted at First American (increase of $.5 million), trading account revenue, which represents net gains or losses and commissions on securities trading activities (up $.1 million), and other income (up $1.6 million).

         Management currently expects non-interest income to continue to increase in 1994, as developing new fee income opportunities is one of management's primary objectives over the next several years.

TABLE 5:  NON-INTEREST INCOME
================================================================================================================================
                                                            Year Ended December 31                             Growth Rates
                                                   ----------------------------------------------------    ---------------------
 (in thousands)                                    1993        1992        1991        1990      1989      1993/1992  1993/1989
- --------------------------------------------------------------------------------------------------------------------------------
 Service charges on deposit accounts             $39,169     $36,871     $35,495    $33,494    $32,753           6.2%     4.6%
 Commissions and fees on fiduciary activities     15,250      14,650      12,964     12,753     14,155           4.1      1.9
 Investment services income                        7,667       1,569       1,523        698      1,588         388.7     48.2
 Merchant discount fees                            6,529       6,045       6,657      7,625      6,959           8.0     (1.6)
 Trading account revenue                           2,493       2,435       2,874      2,969      3,671           2.4     (9.2)
 Other income                                     21,067      19,445      18,151     20,613     22,837           8.3     (2.0)
- --------------------------------------------------------------------------------------------------------------------------------
   Subtotal                                       92,175      81,015      77,664     78,152     81,963          13.8      3.0
 Net gain (loss) on sale of securities
   available for sale                             (2,028)     (2,974)      3,654       (330)       267         (31.8)      -
 Gain on sales of branch offices and
   subsidiary bank                                     -         607       3,378      4,050          -           -         -
 Gain on sale of credit card receivables               -           -           -     34,323          -           -         -
- --------------------------------------------------------------------------------------------------------------------------------
          Total non-interest income              $90,147     $78,648     $84,696   $116,195    $82,230          14.6%     2.3%
================================================================================================================================

NON-INTEREST EXPENSE

         Non-interest expense was $240.3 million in 1993, an increase of $7.9 million or 3% from $232.4 million in 1992. As previously mentioned, the First American Foundation was incorporated in 1993 and received a $10.0 million charitable contribution from the Corporation in the fourth quarter. The Corporation's 1993 contribution of $10.0 million is included in non-interest expense. Exclusive of this charitable contribution, non-interest expenses decreased $2.1 million or 1%.

         Salaries and employee benefits increased $8.1 million to $117.3 million for the year ended December 31, 1993, compared with $109.2 million in 1992. Salaries and employee benefits represented 49% of total non-interest expense for 1993, as compared to 47% for the prior year. Salaries expense increased $5.2 million in 1993, reflecting additional employees, merit increases and additional incentive compensation. The number of full-time equivalent employees increased to 3,138 at year-end 1993 as compared to 3,075 in 1992, primarily as a result of the acquisition of FANBKY in fourth quarter 1993, which had 54 employees at year-end. Incentive compensation increased $2.7 million or 65% as a result of higher corporate and individual performances and a higher volume of investment services product sales. Employee benefits expense increased $2.9 million or 15% during 1993. A primary factor contributing to the employee benefit increase is $1.7 million of additional corporate matching contributions to the Corporation's savings/thrift plan ("FIRST Plan") in 1993 ($2.9 million in 1993 versus $1.2 million in 1992). During 1993, the Corporation matched participating employees' qualifying contributions by 100%, as compared to 50% in 1992, as a result of improved corporate performance and the achievement of the highest level of contribution criteria.

         Exclusive of personnel-related expenses, non-interest expense decreased $.2 million from 1992. Net foreclosed properties expense decreased $13.1 million in 1993 ($2.5 million of net foreclosed properties income in 1993 versus net foreclosed properties expense of $10.6 million in 1992). The Corporation recorded net gains on disposals of foreclosed properties and in-substance foreclosures amounting to $3.8 million in 1993, as compared to net losses on disposals of $7.6 million in 1992. Operating costs associated with foreclosed properties declined, as the level of foreclosed properties decreased. Also, other decreases in non-interest expenses occurred in supplies expense (down $.8 million), communication expense (down $.1 million) and other expenses (down $.8 million). These decreases are partially offset by the $10.0 million contribution to First American Foundation in 1993. Other increases in non-interest expense occurred in equipment expense (increase of $1.9 million) and net occupancy expense (increase of $1.1 million), primarily related to branch automation and personal computer network upgrades; FDIC insurance expense (increase of $1.1 million), due to an increase in the FDIC assessment rate and increased deposit volumes in 1993; and systems and processing expense (increase of $.5 million) due to a higher volume of business. Certain software programming functions which were contracted with an outside vendor during 1993 are expected to be performed internally during 1994.

As a result, systems and processing expense would decline and various other categories of non-interest expense, such as salaries and employee benefits, would increase during 1994.


         The operating efficiency ratio, which represents the ratio of operating expenses to taxable equivalent net interest income plus non-interest income, improved to 63.7% in 1993 (exclusive of the Foundation contribution expense) from 69.5% in 1992. Management continues to emphasize expense control as a means to improve efficiency and profitability.

TABLE 6:  NON-INTEREST EXPENSE

===============================================================================================================================
                                                                Year Ended December 31                         Growth rates
                                                  -----------------------------------------------------    --------------------
 (in thousands)                                   1993        1992        1991        1990      1989       1993/1992  1993/1989
- -------------------------------------------------------------------------------------------------------------------------------
 Salaries and employee benefits                $117,347    $109,245    $109,928   $120,445     $122,032         7.4%     (1.0)%
 Net occupancy expense                           22,043      20,930      19,844     19,935       19,264         5.3       3.4
 Equipment expense                               14,436      12,513      14,175     16,687       17,039        15.4      (4.1)
 Systems and processing expense                  14,388      13,878       7,172      1,771        1,630         3.7      72.4
 FDIC insurance expense                          12,946      11,863      11,109      6,658        4,468         9.1      30.5
 Communication expense                            7,137       7,243       8,454     10,191       11,175        (1.5)    (10.6)
 Supplies expense                                 4,524       5,285       4,845      6,475        7,778       (14.4)    (12.7)
 Foreclosed properties expense (income), net     (2,481)     10,653      13,844      5,323        6,236      (123.3)      -
 Other expenses                                  39,953      40,773      36,517     38,676       39,844        (2.0)       .1
- -------------------------------------------------------------------------------------------------------------------------------
         Subtotal                               230,293     232,383     225,888    226,161      229,466         (.9)       .1
 Contribution to First American Foundation       10,000           -           -          -            -         -         -
- -------------------------------------------------------------------------------------------------------------------------------
         Total non-interest expense            $240,293    $232,383    $225,888   $226,161     $229,466         3.4%      1.2%
===============================================================================================================================

         Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the cost of postretirement benefits other than pensions be recognized on an accrual basis as employees perform services to earn such benefits. Like most companies, the Corporation previously expensed such postretirement benefits, which include retiree medical and death benefits, on a pay-as-you-go basis.
The Corporation recognized the transition obligation related to this item during first quarter 1993 as a cumulative effect of a change in accounting principle, resulting in a one-time non-cash charge of $17.5 million before taxes, or $11.6 million after taxes. This charge represents the discounted present value of expected future retiree medical and death benefits attributed to employees' service rendered prior to 1993. The additional cost for these benefits on an annual basis is approximately $.6 million more than the pay-as-you-go cost.

         Effective December 31, 1993, the Corporation adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires employers to recognize a liability for postemployment benefits under certain circumstances. The Corporation's short-term and long-term disability benefits, survivor income benefits, and certain other benefits are governed by this statement. The Corporation recognized this item during fourth quarter 1993 as a cumulative effect of a change in accounting principle, resulting in a one-time non-cash charge of $2.0 million before taxes ($1.3 million after taxes). The annual impact of the Corporation's adoption of SFAS No. 112 in future years is not expected to be significant to First American's consolidated financial condition or results of operations.

INCOME TAXES

         The Corporation's income tax expense was $57.4 million in 1993, an increase of $39.9 million from 1992 income tax expense of $17.5 million. The major factor resulting in the increase was the Corporation's higher taxable income.

         Net deferred tax asset balances carried on the consolidated balance sheets amounted to $38.2 million at December 31, 1993, and $47.3 million at December 31, 1992. The extent to which deferred tax assets may continue to be recognized in the future is discussed below.

         Effective January 1, 1993, the Corporation adopted SFAS No. 109, "Accounting for Income Taxes," which requires a change from the deferred method (an income statement approach) of accounting for income taxes as required by Accounting Principles Bulletin No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Additionally, the effect on deferred taxes of future changes in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance, if necessary, to an amount that more likely than not will be realized.

         The cumulative effect of the initial adoption of SFAS No. 109 was to increase net income by $12.8 million or $.50 per share in the first quarter of 1993. The statement was applied without restating prior years' consolidated financial statements. SFAS No. 109 requires that the tax benefit of deductible temporary differences be recorded as an asset to the extent that management estimates that such assets "more likely than not" will be realized. In accordance with SFAS No. 109, the realization of tax benefits of deductible temporary differences is based, in part, on whether the Corporation has sufficient taxable income within the carryback period and management's expectation of taxable income in the carryforward period permitted by the tax law to allow for utilization of the deductible amounts. As of January 1, 1993, the Corporation had net deductible temporary differences of $165.5 million.
For Federal tax purposes, taxable income in the carryback and estimates of taxable income in the carryforward periods were expected to be sufficient to utilize this amount; however, for state tax purposes, Tennessee law does not permit carrybacks and thus a valuation allowance of $3.9 million at January 1, 1993, was established to address management's estimate of the deductible temporary differences which did not meet the realization criteria. The net change in the total valuation allowance for the twelve months ended December 31, 1993, was a net decrease of $2.6 million, composed of an increase related to the adoption of SFAS No. 106 of $1.1 million, an increase related to the adoption of SFAS No. 112 of $.1 million, and a decrease of $3.8 million related to continuing operations. The valuation allowance at December 31, 1993, was $1.3 million.

         During third quarter 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law. The new law includes an increase in the Federal corporate income tax rate from 34% to 35% effective January 1, 1993. The impact of the rate change as of the enactment date was an increase in current tax expense of $.5 million and a decrease in deferred tax expense of $1.7 million (as a result of the effect on deferred tax assets), resulting in a net tax reduction of $1.2 million, which was included in income tax expense in the third quarter. The increased Federal income tax rate of 35% from 34% applied to 1993 operations (income before income tax expense and cumulative effect of changes in accounting principles) resulted in an additional $1.5 million of income tax expense.

         For additional information on income taxes of the Corporation and the status of Internal Revenue Service examinations, see note 13 to the consolidated financial statements.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

         At December 31, 1993, the Corporation's total assets were $7.19 billion, a 7% increase ($472.0 million) from $6.72 billion at year-end 1992. Total securities were up $62.9 million (3%) to $2.05 billion at December 31, 1993, from $1.99 billion at December 31, 1992. Loans, net of unearned discount and net deferred loan fees, increased $640.8 million (17%) to $4.34 billion at December 31, 1993, from $3.70 billion at December 31, 1992, due to increased loan demand and the acquisition of FANBKY ($166.9 million of loans at December 31, 1993). Other earning assets (primarily Federal funds sold and securities purchased under agreements to resell, time deposits with other banks and trading account securities) decreased $61.3 million.

         Total deposits increased $168.7 million (3%) to $5.69 billion at December 31, 1993, from $5.52 billion a year earlier, primarily due to additional deposits from the acquisition of FANBKY ($184.3 million of deposits at December 31, 1993). Approximately $5.36 billion or 94% of total deposits were core deposits, which are defined as total deposits excluding certificates of deposit $100,000 and over and foreign deposits. This represents a $205.0 million increase in core deposits in 1993 from year-end 1992, with the largest growth in demand deposits (up $106.3 million), NOW accounts (up $77.5 million) and money market accounts (up $55.8 million). Short-term borrowings, which include Federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings, increased $148.2 million or 24% and long-term debt increased $49.0 million as a result of the Corporation's $50.0 million subordinated note offering. A detailed discussion of capital, assets, and liabilities follows.

CAPITAL POSITION

         Shareholders' equity amounted to $581.7 million or 8.09% of total assets at December 31, 1993, which is an increase of $113.4 million or 24% from the year-end 1992 balance of $468.3 million or 6.97% of total assets. This increase primarily reflects the Corporation's 1993 earnings retention of $87.5 million. Also, the issuance of approximately 191,000 shares of common stock in connection with the Corporation's employee benefit plans increased equity $3.4 million. Additionally, effective December 31, 1993, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, unrealized gains and losses on securities available for sale are recorded as a separate component of shareholders' equity, net of tax. At December 31, 1993, total net unrealized appreciation on securities available for sale amounted to $36.1 million, resulting in an increase in equity of $22.0 million, net of taxes. There was no impact on the Corporation's consolidated net income as a result of the adoption of SFAS No. 115.

         The Corporation's total risk-based capital ratio, a regulatory ratio which is discussed below, increased 140 basis points to 13.16% at December 31, 1993, as compared to 11.76% at year-end 1992. The increase was partially attributable to the issuance of $50 million of subordinated debt (a component of total risk-based capital) in second quarter 1993 and to increases in common shareholders' equity. The Corporation's capital position and ratios for the past five years are presented in Table 7.

                       AVERAGE EQUITY TO AVERAGE ASSETS




                                   (Graph)

         The Federal Reserve Board and the OCC risk-based capital guidelines and regulations for bank holding companies and national banks require minimum levels of capital based upon applying various risk ratings to defined categories of assets and to certain off- balance-sheet items. Under the risk-based capital requirements, total capital consists of Tier I capital (essentially realized common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt and a portion of the allowance for possible loan losses). Assets by type, or category, are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. Off-balance-sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by regulators. These items are assigned the same risk-weighting as on-balance-sheet items and are included in total risk-adjusted assets.

         At December 31, 1993, these regulations required bank holding companies and national banks to maintain certain minimum capital ratios. As summarized in Table 8, the Corporation's ratios exceed the current regulatory minimum requirements. The Tier I, total risk-based capital, and leverage ratios for FANB were 10.28%, 11.55%, and 7.25%, respectively, at December 31, 1993. For FANBKY, these ratios were 18.66%, 19.89%, and 9.32%, respectively. All risk-based capital ratios are computed using realized equity (total shareholders' equity less net unrealized gains on securities available for sale, net of tax) and exclude the 7 5/8% debentures scheduled for redemption January 31, 1994 (see "Other Borrowed Funds" section). All of these ratios are above the current regulatory minimum requirements.

TABLE 7:  CAPITAL ANALYSIS DATA

(Balance sheet items represented by averages unless indicated otherwise)

====================================================================================================================================
                                                                                  December 31
                                                         ---------------------------------------------------------------------------
                                                         1993           1992         1991           1990              1989
- ------------------------------------------------------------------------------------------------------------------------------------
           Total risk-based capital ratio*                  13.16%      11.76%        9.84%          8.80%            N/A%
           Tier I risk-based capital ratio*                 10.89       10.14         8.22           7.20             N/A
           Tier I leverage ratio (based on average
                   assets)*                                  7.59        6.87         5.96           5.44           5.87
           Average equity to average assets                  7.52        6.47         6.07           5.95           6.66
           Dividends declared per share                    $  .55      $  .20       $ -            $  .31          $1.25
           Asset growth                                      5.26%       4.43%      (10.24)%        (1.59)%         (.52)%
           Internal capital generation ratio                17.11        8.85         4.50         (16.98)         (5.26)
           Return on average assets                          1.50         .65          .27           (.90)           .06
           Return on average common equity                  19.90       10.03         4.50         (15.22)           .91
====================================================================================================================================



* Risk-based capital ratios are computed using realized equity (total shareholders' equity less net unrealized gains on securities available for sale, net of tax) and exclude the 7 5/8% debentures scheduled for redemption January 31, 1994.

N/A - Not available, as regulatory guidelines were introduced in 1990.

TABLE 8:  RISK-BASED CAPITAL

================================================================================================================
                                                                                 December 31
                                             Regulatory                  -------------------------------
 (in thousands)                             Minimum Ratio                1993                       1992
- ----------------------------------------------------------------------------------------------------------------
 CAPITAL COMPONENTS - CORPORATION
         Tier I capital:
          Shareholders' common equity                                   $  559,660              $  468,321
          Less goodwill                                                    (18,965)                (13,242)
- ----------------------------------------------------------------------------------------------------------------
            Total Tier I capital                                           540,695                 455,079
- ----------------------------------------------------------------------------------------------------------------
         Tier II capital:
          Allowable allowance for
            possible loan losses                                            62,932                  57,662
          Unsecured holding company
            debt                                                            49,703                  15,093
- ----------------------------------------------------------------------------------------------------------------
            Total Tier II capital                                          112,635                  72,755
- ----------------------------------------------------------------------------------------------------------------

            Total capital                                               $  653,330              $  527,834
================================================================================================================

         Risk-adjusted assets                                           $4,963,377              $4,489,484
         Quarterly average assets                                        7,123,221               6,627,399
================================================================================================================

 CAPITAL RATIOS - CORPORATION
          Tier I risk-based capital
            ratio*                              4.00%                        10.89%                  10.14%
          Total risk-based capital
            ratio*                              8.00                         13.16                   11.76
          Tier I leverage ratio*             4.00 - 5.00                      7.59                    6.87
================================================================================================================


* Risk-based capital ratios are computed using realized equity (total shareholders' equity less net unrealized gains on securities available for sale, net of tax) and exclude the 7 5/8% debentures scheduled for redemption January 31, 1994.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

         The function of asset/liability management is to manage the mix of various balance sheet lending and funding factors which could result in interest rate risk exposure to the Corporation. Through this process, the Corporation seeks to maximize net interest income within liquidity, capital and interest rate risk constraints established by management. Asset/liability management is overseen by the Corporation's asset/liability committee, which is comprised of senior executives of the Corporation. The committee reviews the Corporation's balance sheet, net interest income performance, and forecasts of net interest income under alternative simulated interest rate environments in order to identify issues, risks, and opportunities relative to balance sheet and margin strategies. Additionally, the committee formulates related policies and guidelines and monitors ongoing compliance with these policies and guidelines.

         Interest rate sensitivity management focuses on monitoring the earnings risk associated with changes in the external interest rate environment and the resulting impact on the Corporation. Through the use of an earnings simulation model, the asset/liability committee evaluates the impact of various possible interest rate scenarios on net interest income and identifies strategies for achieving the optimum mix of assets and liabilities to achieve the goals of stability and growth in earnings. The Corporation's objective is that net income will not be impacted more than 5% from results simulated for the interest rate environment that the Corporation considers most likely, assuming that interest rates do not vary more than 150 basis points from the most likely scenario within the next twelve months.

         One measurement of interest rate risk is the volume of assets and liabilities subject to repricing over a series of future time periods. Table 9 presents the Corporation's interest rate sensitivity at both year-end 1993 and 1992 and reflects that the Corporation is positioned more favorably for a lower interest rate environment than for a higher interest rate environment. The Corporation's ratio of net risk-sensitive assets or liabilities to earning assets was a cumulative net liability of 15.6% over a one-year repricing period (1992 cumulative one-year repricing amount was a cumulative 16.6%). This means that the amount of liabilities repricing in 1994 in excess of the amount of assets repricing in 1994, net of related off-balance-sheet hedging activities, was 15.6% of all earning assets at year-end 1993. For interest rate sensitivity purposes, the Corporation classifies savings, NOW, and money market deposits, which in aggregate amount to $2.66 billion or 41% of earning assets, as immediately rate-sensitive since none of these deposits carry contractual rate guarantees or early withdrawal penalties. Management believes that rates paid on these deposits will not rise or fall in tandem with or to the extent that external interest rates rise or fall. Based on the current interest rate sensitivity position, management believes it is meeting its objectives of interest rate sensitivity management.

         The Corporation utilizes off-balance-sheet ("derivative") products in managing its interest rate sensitivity. Derivatives reduce the Corporation's vulnerability to changes in the interest rate environment. All off-balance-sheet hedging vehicles bear a correlation to an asset or liability or to a group of assets or liabilities on the balance sheet. By using derivative products such as interest rate swaps and futures contracts, the derivative product offsets fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should result in close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Included within net interest income for 1993 is a derivative product net expense of $8.3 million ($.8 million for 1992). Derivative products have enabled the Corporation to improve its balance between interest sensitive assets and interest sensitive liabilities by reducing interest rate risk, while continuing to meet lending and deposit needs of its customers.

         Credit risk exposure due to off-balance-sheet hedging is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. The Corporation does not use derivative products for speculative purposes.

         Derivatives that the Corporation utilizes include interest rate swaps, interest rate floors, futures contracts and basis swaps. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Interest rate floors represent obligations by counterparts whereby the Corporation receives payment when the underlying rate index falls below a stipulated level. The Corporation pays a fee for interest rate floors.
Futures
contracts are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery at a specified future date of a specified financial instrument, at a specified price or yield. Basis swaps represent interest rate contracts which are based on different market interest rate indices and are a protection against adverse changes in the shape ("steepness" or "flatness") of the interest rate yield curve.

         In conjunction with managing interest rate sensitivity, at December 31, 1993, the Corporation was the fixed-rate payor on $900 million of interest rate swaps, of which $450 million mature within one year and $450 million mature thereafter. Through these swaps, the Corporation receives variable payments based on the then current three-month LIBOR rate. The Corporation also had a $300 million short position of Eurodollar futures contracts at December 31, 1993, which in aggregate essentially simulated a $100 million one-year interest rate swap. At December 31, 1992, the Corporation was the fixed rate payor on $550 million of interest rate swaps, of which $100 million matured in 1993 ($450 million beyond 1993), and was receiving payments on a $200 million interest rate floor (purchased in 1991) which matured in 1993. Amounts for interest rate swaps and floors as presented in Table 9 represent the net effect of the swaps and the floor in each future time period.

TABLE 9:  INTEREST RATE SENSITIVITY ANALYSIS

                                  ---------------------------------------------------------------------------------------------
                                                                        Interest Sensitive Periods
                                  ---------------------------------------------------------------------------------------------
                                                        Months
                                  -----------------------------------------------
                                                  Over        Over        Over
                                                   One       Three         Six        Total
                                      Within     Through    Through      Through       One      1-5          Over 5
 (in millions)                          One       Three       Six        Twelve       Year     Years         Years    Total
- -------------------------------------------------------------------------------------------------------------------------------
 December 31, 1993
 Earning assets:
         Securities               $   339.6    $ 155.2   $    96.1   $   200.6   $   791.5    $  998.1     $  261.2  $2,050.8
         Loans                      1,470.4      157.6       215.4       410.8     2,254.2     1,620.4        465.5   4,340.1
         Other earning assets         159.2          -           -           -       159.2         -              -     159.2
- -------------------------------------------------------------------------------------------------------------------------------
                  Total earning
                  assets          $ 1,969.2    $ 312.8   $   311.5   $   611.4   $ 3,204.9    $2,618.5     $  726.7  $6,550.1
===============================================================================================================================
 Interest-bearing liabilities:
         Interest-bearing
         deposits:
         NOW, money market, and
            savings accounts      $ 2,664.2    $     -   $       -   $       -   $ 2,664.2    $      -     $      -  $2,664.2
         Certificates of
            deposit                   192.4      316.3       379.6       253.2     1,141.5       290.0          2.8   1,434.3
         Other interest-bearing
             deposits                  76.7       38.3        52.1        46.1       213.2       145.9            -     359.1
- -------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing
          deposits                  2,933.3      354.6       431.7       299.3     4,018.9       435.9          2.8   4,457.6
- -------------------------------------------------------------------------------------------------------------------------------
         Other borrowed funds         735.8       10.0        11.0           -       756.8           -         65.9     822.7
- -------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing
          liabilities               3,669.1      364.6       442.7       299.3     4,775.7       435.9         68.7   5,280.3
- -------------------------------------------------------------------------------------------------------------------------------
         Net effect of swaps
          and floors                 (150.0)    (750.0)      150.0       200.0      (550.0)      550.0            -         -
- -------------------------------------------------------------------------------------------------------------------------------
         Adjusted interest-
            bearing liabilities   $ 3,519.1    $(385.4)  $   592.7   $   499.3   $ 4,225.7    $  985.9     $   68.7  $5,280.3
===============================================================================================================================
 Interest sensitivity gap:
         For the indicated
          period                  $(1,549.9)   $ 698.2   $  (281.2)  $   112.1   $(1,020.8)   $1,632.6     $  658.0  $1,269.8
         Cumulative                (1,549.9)    (851.7)   (1,132.9)   (1,020.8)   (1,020.8)      611.8      1,269.8   1,269.8
         Cumulative, as a
            percent of total
            earning assets           (23.66)%   (13.00)%    (17.30)%    (15.58)%    (15.58)%      9.34%       19.38%    19.38%
===============================================================================================================================
 DECEMBER 31, 1992
 Earning assets:
         Securities               $    96.5    $ 272.9   $    98.1   $   292.7   $   760.2    $  790.6     $  437.2  $1,988.0
         Loans                      1,706.7      121.4       158.4       264.2     2,250.7     1,192.9        255.7   3,699.3
         Other earning assets         185.4       35.0           -           -       220.4           -            -     220.4
- -------------------------------------------------------------------------------------------------------------------------------
         Total earning assets     $ 1,988.6    $ 429.3   $   256.5   $   556.9   $ 3,231.3    $1,983.5     $  692.9  $5,907.7
===============================================================================================================================
 Interest-bearing liabilities:
         Interest-bearing
          deposits:
         NOW, money market, and
          savings accounts        $ 2,497.8    $     -   $       -   $       -   $ 2,497.8    $      -     $      -  $2,497.8
         Certificates of
          deposit                     182.4      362.4       413.6       381.4     1,339.8       180.1           .5   1,520.4
         Other interest-bearing
          deposits                     86.3       24.4        35.7        70.6       217.0       138.0         22.0     377.0
- -------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing
          deposits                  2,766.5      386.8       449.3       452.0     4,054.6       318.1         22.5   4,395.2
- -------------------------------------------------------------------------------------------------------------------------------
         Other borrowed funds         607.6        1.0           -           -       608.6           -         16.9     625.5
- -------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing
          liabilities               3,374.1      387.8       449.3       452.0     4,663.2       318.1         39.4   5,020.7
- -------------------------------------------------------------------------------------------------------------------------------
         Net effect of swaps
          and floors                 (100.0)    (250.0)     (100.0)          -      (450.0)      450.0            -         -
- -------------------------------------------------------------------------------------------------------------------------------
         Adjusted interest-
          bearing liabilities     $ 3,274.1    $ 137.8   $   349.3   $   452.0   $ 4,213.2    $  768.1     $   39.4  $5,020.7
===============================================================================================================================
 Interest sensitivity gap:
         For the indicated
          period                  $(1,285.5)   $ 291.5   $   (92.8)  $   104.9   $  (981.9)   $1,215.4     $  653.5  $  887.0
         Cumulative                (1,285.5)    (994.0)   (1,086.8)     (981.9)     (981.9)      233.5        887.0     887.0
         Cumulative, as
          percent of
          total earning assets       (21.76)%   (16.83)%    (18.40)%    (16.62)%    (16.62)%      3.95%       15.01%    15.01%
===============================================================================================================================

         Each column includes earning assets and interest-bearing liabilities that are estimated to mature or reprice within the respective time frame. All floating rate balance sheet items are included as "within one month" regardless of maturity. Non-earning assets (cash and due from banks, premises and equipment, foreclosed properties, and other assets), non-interest-bearing liabilities (demand deposits and other liabilities) and shareholders' equity are considered to be non interest sensitive for purposes of this presentation and thus are not included in the above table.
         In the table, all NOW, money market, and savings accounts are reflected as interest sensitive within one month. NOW accounts, savings, and certain money market accounts are not totally interest sensitive in all interest rate environments. If NOW and regular savings accounts were not considered interest sensitive, the one year cumulative net asset interest sensitive gap position and percent of earning assets would be $201.0 million and 3.07%, respectively, for 1993 as compared to a net asset interest sensitive gap position of $129.4 million and 2.20%, respectively, for 1992.

         Liquidity management consists of maintaining sufficient cash levels (including the ability to access markets to raise additional cash) to fund operations and to meet the requirements of borrowers, depositors, and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, money market instruments, and securities that mature within one year. At December 31, 1993, the carrying value of First American's liquid assets amounted to $883.7 million or 13% of earning assets, which compares with $1.64 billion or 28% at December 31, 1992. Additionally, the Corporation has securities available for sale maturing after one year which can be sold to meet liquidity needs. The carrying value of securities available for sale which mature after one year increased to $1.25 billion at December 31, 1993, from $439.6 million at December 31, 1992, as the Corporation had more securities classified as securities available for sale at year-end 1993 than at year-end 1992.

         Liquidity is reinforced by maintaining a relatively stable funding base, which is achieved by diversifying funding sources, extending the contractual maturity of liabilities, and limiting corporate reliance on volatile short-term purchased funds. The Corporation's policy is to fund earning assets to the maximum extent possible with core deposits, which provide the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits were $5.36 billion or 94% of total deposits at December 31, 1993, compared with $5.16 billion or 93% at December 31, 1992.

         In order to provide additional liquidity and flexibility, the Corporation issued $50 million of subordinated debentures in second quarter 1993 under a $100 million shelf registration statement. Additionally, the Corporation has a $50 million revolving credit agreement expiring March 31, 1994. The Corporation had no borrowings outstanding under this agreement at December 31, 1993, or during the year ended December 31, 1993.

         Management believes the Corporation has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment.

ASSET QUALITY

         Nonperforming assets of the Corporation, which include non-accrual and restructured loans and foreclosed properties, showed significant improvement during 1993. Nonperforming assets were $40.5 million at December 31, 1993, a $48.5 million or 54% decline from $89.0 million at December 31, 1992. The 1993 decline in nonperforming assets follows a 1992 decrease of $53.2 million or 37% from $142.2 million at December 31, 1991, resulting in a two-year decline in nonperforming assets of $101.7 million. The ratio of nonperforming assets to total loans and foreclosed properties was .93% at December 31, 1993, compared with 2.39% a year earlier. The 1993 decrease is primarily the result of a $32.1 million decline in commercial non-accrual loans combined with a $9.8 million decrease in foreclosed properties. The improvement in asset quality resulted from the continuation of the Corporation's efforts to improve overall asset quality, to collect the full balance due on nonperforming assets, and to reduce the level of loans criticized or classified by the Corporation's internal loan grading and review process. During the past two years the Corporation has, among other things, reviewed and taken measures to strengthen lending, credit review, and credit administration procedures, including problem loan identification, insider lending procedures, non-accrual loan policies, the real estate appraisal process, credit concentration policy and procedures, and loan loss methodology.

         Nonperforming loans represent $21.7 million or 53% of nonperforming assets at December 31, 1993, compared with $60.3 million or 68% at year-end 1992. Table 10 summarizes changes in nonperforming assets for each of the past five years and presents the composition of the nonperforming asset balance at the end of each year. In addition, the accompanying graph reflects the level of nonperforming assets at the end of each of the last five years.

TABLE 10:  NONPERFORMING ASSET ACTIVITY

===============================================================================================================================
                                                                              Year Ended December 31
                                                  -----------------------------------------------------------------------------
 (in thousands)                                        1993            1992           1991           1990            1989
- -------------------------------------------------------------------------------------------------------------------------------
 Balance, January 1                                 $ 88,995       $142,154       $209,691        $115,061         $ 72,904
 Transfer from earning status and advances            36,962         69,448        116,559         231,794          124,733
 New foreclosed properties                             3,895          9,756         15,255          26,974           16,530
- -------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets to manage        129,852        221,358        341,505         373,829          214,167
- -------------------------------------------------------------------------------------------------------------------------------
 Decreases in nonperforming assets:
         Payments received                            58,107         59,136         80,686          54,580           27,269
         Sales of foreclosed properties               14,972         27,711         40,535          24,652           14,875
         Charge-offs and writedowns                    9,582         37,600         59,688          78,680           46,973
         Return to earning status                      6,644          7,916         18,442           6,226            9,989
- -------------------------------------------------------------------------------------------------------------------------------
                  Total decreases                     89,305        132,363        199,351         164,138           99,106
- -------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31                               $ 40,547       $ 88,995       $142,154        $209,691         $115,061
===============================================================================================================================
 Non-accrual loans                                  $ 21,666       $ 59,894       $ 87,283        $160,605         $102,529
 Restructured loans                                        -            455          2,205               -            1,480
- -------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans                    21,666         60,349         89,488         160,605          104,009
- -------------------------------------------------------------------------------------------------------------------------------
 Foreclosed properties                                18,881         28,646         52,666          49,086           11,052
         Total nonperforming assets                 $ 40,547       $ 88,995       $142,154        $209,691         $115,061
===============================================================================================================================
 Nonperforming assets to total loans plus
         foreclosed properties                         .93%           2.39%          3.68%           4.91%           2.48%
 Allowance to nonperforming loans                   619.05          300.10         202.30          118.30           112.16
===============================================================================================================================
 90 days or more past due (not included in
         non-accrual category)                    $   4,764       $  7,434       $ 12,287        $ 13,495         $ 15,127
===============================================================================================================================

                             NONPERFORMING ASSETS



                                    GRAPH

         Other potential problem loans consist of loans that are currently not considered nonperforming but where information about possible credit problems has caused the Corporation to have doubts as to the ability of the borrowers to comply fully with present repayment terms. At December 31, 1993, loans totalling approximately $75.1 million, while not considered nonperforming loans, were classified in the Corporation's internal loan grading system as substandard or worse, compared with $133.6 million of such loans at December 31, 1992. Depending on the economy and other factors, these loans and others which may not be presently identified could become future nonperforming assets.

         The following table recaps loans, foreclosed properties, and nonperforming assets by asset category.

TABLE 11:  LOANS, FORECLOSED PROPERTIES, AND NONPERFORMING ASSETS

==============================================================================================================================
                                                            Loans and                                Nonperforming
                                                      Foreclosed Properties                              Assets
                                                --------------------------------           -----------------------------------
                                                           December 31                                December 31
                                                --------------------------------           -----------------------------------
 (in thousands)                                      1993               1992                      1993                1992
- ------------------------------------------------------------------------------------------------------------------------------
 Commercial loans
         Secured by real estate                   $  569,005          $  524,528                 $ 9,566             $21,840
         Other                                     1,384,978           1,217,761                   8,149              28,007
- ------------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                   1,953,983           1,742,289                  17,715              49,847
- ------------------------------------------------------------------------------------------------------------------------------
 Consumer loans
         Consumer--amortizing mortgages            1,015,852             641,953                     606               1,772
         Consumer--other                             969,929             895,827                      93                 405
- ------------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                     1,985,781           1,537,780                     699               2,177
- ------------------------------------------------------------------------------------------------------------------------------
 Real estate loans
         Real estate--construction                   106,624             110,452                     310               1,062
         Real estate--commercial mortgages
          and other                                  302,772             325,475                   2,942               7,263
- ------------------------------------------------------------------------------------------------------------------------------
          Total real estate loans                    409,396             435,927                   3,252               8,325
- ------------------------------------------------------------------------------------------------------------------------------
 Total loans                                       4,349,160           3,715,996                  21,666              60,349
 Unearned income and net deferred loan fees            9,072              16,695                       -                   -
- ------------------------------------------------------------------------------------------------------------------------------
 Total net loans                                   4,340,088           3,699,301                  21,666              60,349
- ------------------------------------------------------------------------------------------------------------------------------
 Foreclosed properties
         Residential                                     960               2,600                     960               2,600
         Multi-family                                    278                   -                     278                   -
         Retail                                        3,769               6,582                   3,769               6,582
         Office                                          741               1,778                     741               1,778
         Lodging                                           -               2,285                       -               2,285
         Commercial land                               8,235               8,832                   8,235               8,832
         Farm land                                     2,476               2,974                   2,476               2,974
         Other                                         2,422               3,595                   2,422               3,595
- ------------------------------------------------------------------------------------------------------------------------------
 Total foreclosed properties                          18,881              28,646                  18,881              28,646
- ------------------------------------------------------------------------------------------------------------------------------
 Total loans and foreclosed properties            $4,358,969          $3,727,947                 $40,547             $88,995
==============================================================================================================================

LOANS

         Loans represent the Corporation's largest component of earning assets and, accordingly, are the Corporation's primary source of income. Total outstanding loans averaged $3.87 billion during 1993, compared with $3.68 billion in 1992. During 1993, average loans increased 5% or $188.7 million, which is primarily attributable to increased loan demand resulting from lower interest rates in 1993 and from the acquisition of FANBKY. A trend of consecutive quarterly increases in average loans emerged during 1993 and gained momentum during the last half of the year. Average loans grew $328.2 million during fourth quarter 1993, of which $164.4 million was due to the FANBKY acquisition. Exclusive of loan growth attributable to the FANBKY acquisition, average loans grew 17% on an annualized basis during the fourth quarter of 1993. Management currently expects loan growth to continue during 1994, although not necessarily at the same rate experienced during the last quarter of 1993.

         The Corporation's loan portfolio is essentially composed of three major categories: commercial, consumer, and commercial real estate loans, each of which is further discussed below. Table 12 presents the loan portfolio by category for the past five years and Table 13 presents the maturities of loans outstanding at December 31, 1993, exclusive of consumer loans. Exclusive of consumer loans, loans due after one year with predetermined interest rates amounted to $614.3 million at December 31, 1993, and loans due after one year with floating or adjustable rates amounted to $549.9 million at December 31, 1993.

TABLE 12:  LOAN CATEGORIES

==================================================================================================================================
                                                                                   December 31
                                                     -----------------------------------------------------------------------------
 (in millions)                                           1993          1992           1991           1990            1989
- ----------------------------------------------------------------------------------------------------------------------------------
 Commercial                                            $1,954.0      $1,742.3       $1,792.9        $2,034.3         $2,123.9
 Consumer:
         Consumer--amortizing mortgages                 1,015.9         642.0          522.9           531.5            532.5
         Consumer--other                                  969.9         895.8          967.5         1,047.3          1,226.9
- ----------------------------------------------------------------------------------------------------------------------------------
                  Total consumer loans                  1,985.8       1,537.8        1,490.4         1,578.8          1,759.4
- ----------------------------------------------------------------------------------------------------------------------------------
 Real estate:
         Real estate--construction                        106.6         110.4          183.6           284.2            377.6
         Real estate--commercial mortgages and
         other                                            302.8         325.5          374.7           381.9            446.0
- ----------------------------------------------------------------------------------------------------------------------------------
                  Total real estate loans                 409.4         435.9          558.3           666.1            823.6
- ----------------------------------------------------------------------------------------------------------------------------------
                  Total loans                          $4,349.2      $3,716.0       $3,841.6        $4,279.2         $4,706.9
==================================================================================================================================
 Percent of total year-end loans:
         Commercial                                        44.9%         46.9%          46.7%           47.6%            45.1%
         Consumer:
                  Consumer--amortizing mortgages           23.4          17.3           13.6            12.4             11.3
                  Consumer--other                          22.3          24.1           25.2            24.5             26.1
- ----------------------------------------------------------------------------------------------------------------------------------
                  Total consumer                           45.7          41.4           38.8            36.9             37.4
- ----------------------------------------------------------------------------------------------------------------------------------
         Real estate:
                  Real estate--construction                 2.4           3.0            4.8             6.6              8.0
                  Real estate--commercial
                  mortgages and other                       7.0           8.7            9.7             8.9              9.5
- ----------------------------------------------------------------------------------------------------------------------------------
         Total real estate                                  9.4          11.7           14.5            15.5             17.5
- ----------------------------------------------------------------------------------------------------------------------------------
                                                          100.0%        100.0%         100.0%          100.0%           100.0%
==================================================================================================================================

TABLE 13:  MATURITIES OF LOANS, EXCLUSIVE OF CONSUMER LOANS

===================================================================================================================================
                                                                       Maturity at December 31, 1993
                                                  ---------------------------------------------------------------------------------
                                                        Within                   1-5                After
 (in millions)                                          1 Year                 Years              5 Years               Total
- -----------------------------------------------------------------------------------------------------------------------------------
 Commercial loans                                     $1,046.0                $747.9               $160.0              $1,953.9
 Real estate--construction loans                          61.8                  37.2                  7.6                 106.6
 Real estate--commercial mortgages
         and other                                        90.7                 138.2                 73.9                 302.8
- -----------------------------------------------------------------------------------------------------------------------------------
                  Total                               $1,198.5                $923.3               $241.5              $2,363.3
===================================================================================================================================

         Commercial loans increased $211.7 million (12%) to $1.95 billion at December 31, 1993, from $1.74 billion at December 31, 1992, as a result of additional loan demand, primarily in the fourth quarter of 1993. At December 31, 1993 and 1992, commercial loans represented 45% and 47% of total loans, respectively.

         Consumer loans, which consist of consumer amortizing mortgages and other consumer loans, totalled $1.99 billion at December 31, 1993, as compared with $1.54 billion at December 31, 1992, an increase of $448.0 million or 29%. The fourth quarter 1993 acquisition of FANKBY added $166.7 million of consumer loans at December 31, 1993. The growth in consumer loans accounted for 71% of the total loan growth for the year. Consumer amortizing mortgages increased $373.9 million (58%) in 1993 as a result of the FANBKY acquisition, additional residential mortgage lending demand, and nationwide refinancing of residential mortgages resulting primarily from the lower interest rate environment for such mortgages. Other consumer loans increased $74.1 million or 8% in 1993, primarily due to an increase in installment loan demand. Consumer loans were 46% of total loans at December 31, 1993, compared with 41% at year-end 1992.

         Commercial real estate loans, which include real estate construction and real estate commercial mortgages, totalled $409.4 million at December 31, 1993, compared with $435.9 million at year-end 1992, a decrease of $26.5 million or 6%. This decline in commercial real estate loans reflects reduced loan demand and selective loan underwriting. Commercial real estate loans represented 9% of total loans at December 31, 1993, compared with 12% at December 31, 1992.

         Essentially all of the Corporation's loans are to borrowers residing in or doing business in Tennessee and adjacent states. The Corporation seeks to exercise prudent risk management in lending, including diversification by loan category and by industry segment, as well as by identification of credit risks. The Corporation's lending activities are performed by relationship managers organized by broad industry classification. The Corporation's ten largest outstanding loan relationships at December 31, 1993, amounted to $225.7 million compared to $177.0 million at year-end 1992. The increase from 1992 is primarily due to higher utilization of credit commitments. At December 31, 1993, the Corporation had no loans classified as highly leveraged transactions, as defined by banking regulations. Additionally, the Corporation had essentially no international loans outstanding at December 31, 1993. Concentrations of credits (both funded and unfunded) by major

Standard Industrial Classification codes for 1993 and 1992 are presented in note 4 to the consolidated financial statements. Also, note 16 to the consolidated financial statements discusses off-balance-sheet loan commitments and risks.

SECURITIES/MONEY MARKET INSTRUMENTS

    The Corporation's securities portfolio amounted to $2.05 billion at December 31, 1993, compared to $1.99 billion at December 31, 1992. Effective December 31, 1993, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investments in equity securities that have a readily determinable fair value and investments in debt securities to be classified into three categories, as follows: held to maturity debt securities, which are reported at amortized cost; trading securities, which are reported at fair value with unrealized gains and losses included in earnings; and securities available for sale, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders' equity. In conjunction with the adoption of this standard on December 31, 1993, the Corporation reclassified $368.6 million of securities to the available for sale classification from the former investment, now held to maturity, category. At December 31, 1993, the securities portfolio consisted of $657.8 million of securities held to maturity (at amortized cost) and $1,393.0 million of securities available for sale (at market value). Unrealized net appreciation on the total securities available for sale portfolio amounted to $36.1 million at December 31, 1993, resulting in an increase in equity of $22.0 million, net of taxes. There was no impact on the Corporation's consolidated net income as a result of the adoption of SFAS No. 115.

    Securities available for sale and money market instruments (time deposits with other banks, Federal funds sold and securities purchased under agreements to resell, and trading account securities) are managed to provide liquidity, to balance interest rate risk, and to produce interest income. Management of the securities portfolio and money market instruments allows for diversification of interest income, diversification of credit risk, and satisfaction of legal and other pledging requirements. The portfolio is managed so that marketable securities or money market instruments mature periodically to enable the Corporation to satisfy potential customer needs for banking services. Purchases of securities (and sales from the securities available for sale portfolio) are made after taking into consideration previously determined corporate objectives, as well as the Corporation's ability to meet customer demands on a current basis.

            COMPOSITION OF SECURITIES AND MONEY MARKET INSTRUMENTS


                                    GRAPH

    Average securities and money market instruments amounted to $2.31 billion during 1993, an increase of $97.4 million or 4% from the 1992 average.
Average securities increased $324.2 million (18%) to $2.12 billion in 1993 from $1.80 billion in 1992. Average money market instruments decreased $226.8 million (54%) to $191.5 million in 1993 from $418.3 million in 1992. Money market instruments yielded 3.26% in 1993, a decline of 52 basis points from 3.78% in 1992, reflecting the generally lower interest rate environment.

    The average yield for the total securities portfolio was 6.48% in 1993 compared with 7.42% in 1992. The average estimated maturity of the total securities portfolio was 4.9 years at December 31, 1993 (4.4 years for securities held to maturity portfolio and 5.1 years for securities available for sale portfolio), compared with 3.2 years at year-end 1992 (3.2 years for securities held to maturity portfolio and 3.3 years for securities available for sale portfolio). The expected maturity for government and corporate securities is the stated maturity, and the expected maturity for mortgage-backed securities is based on current estimates of average maturities. The following table presents the estimated average maturity and weighted average yields for securities held to maturity and securities available for sale at December 31, 1993.

TABLE 14:  SECURITY PORTFOLIO ANALYSIS

========================================================================================================
                                            Estimated Maturity at December 31, 1993
                               -------------------------------------------------------------------------
                                 Within 1 Year      1-5 Years        5-10 Years     After 10 Years
                               -------------------------------------------------------------------------
 (in millions)                  Amount   Yield    Amount   Yield    Amount  Yield   Amount   Yield s
- --------------------------------------------------------------------------------------------------------
 SECURITIES HELD TO MATURITY:
         U.S. Treasury           $   .2   3.32%  $   51.2   5.09%    $ -     -   %    $ -         -   %
         U.S. Gov. agencies
          and corporations         70.0   7.22      371.3   6.04      44.6   4.70      89.9     5.72
         State and municipal
          obligations*              4.0   4.76        2.9   7.23       6.1   5.44       8.3     4.60
         Other debt securities      3.9   7.72        5.2   7.78        .2  10.05       -         -
                                 -----------------------------------------------------------------------
         Total debt securities
            held to maturity     $ 78.1   7.11%  $  430.6   5.95%    $50.9   4.81%    $98.2     5.62%
                                 =======================================================================
 SECURITIES AVAILABLE FOR
 SALE:
         U.S. Treasury           $ 12.8   4.42%  $  327.0   6.03%    $  -       -  %  $  -       -   %
         U.S. Gov. agencies
          and corporations        108.0   6.21      554.8   7.08      178.1    5.65    151.8     4.91
         Other debt securities     15.6   6.60        -     -          -        -          -       -
                                 -----------------------------------------------------------------------
         Total debt securities   $136.4   6.09%  $  881.8   6.69%    $178.1   5.65%   $151.8     4.91%
                                 =======================================================================
         Total equity
           securities
         Total securities
           available for sale

 TOTAL SECURITIES:
         Total debt securities   $214.5   6.46%  $1,312.4   6.45%   $ 229.0   5.46%   $250.0     5.19%
                                 =======================================================================
         Total equity
           securities

         Total securities


==============================================================================
                                   Estimated Maturity at December 31, 1993
                               -----------------------------------------------

                                      Total                Market    Average
                                 Amortized Cost             Value   Maturity
                               -----------------------------------------------

(in millions)                     Amount   Yield            Amount    Years
 SECURITIES HELD TO MATURITY:
         U.S. Treasury           $   51.4    5.08%        $   52.2    1.6
         U.S. Gov. agencies
           and corporations         575.8    6.03            587.6    4.6
         State and municipal
          obligations*               21.3    5.23             21.3    8.0
         Other debt securities        9.3    7.81              9.7    1.9
                                 ---------------------------------------------
         Total debt securities
           held to maturity      $  657.8    5.95%        $  670.8    4.4
                                 =============================================
 SECURITIES AVAILABLE FOR
 SALE:
         U.S. Treasury           $  339.8    5.97%          $351.7    3.6
         U.S. Gov. agencies
           and corporations         992.7    6.40          1,016.8    5.6
         Other debt securities       15.6    6.60             15.7     .1
                                 ---------------------------------------------
         Total debt securities   $1,348.1    6.29%        $1,384.2    5.1
                                            =======                  =========
         Total equity
           securities                 8.8                    8.8
                                 --------                 --------
         Total securities
         available for sale      $1,356.9                 $1,393.0
                                 ========                =========

 TOTAL SECURITIES:
         Total debt securities   $2,005.9    6.18%        $2,055.0    4.9
                                            =======                 ==========
         Total equity
           securities                 8.8                    8.8
                                 --------                --------
         Total securities        $2,014.7                 $2,063.8
                                 ========                =========

* Yields presented on a taxable equivalent basis, based on the statutory Federal income tax rate, adjusted for applicable State income taxes net of the related Federal tax benefit.

         Included in U.S. Treasury and other U.S. Government agencies and corporations were mortgage-backed securities with carrying values totalling $1,497.2 million at December 31, 1993, compared with $1,203.0 million at December 31, 1992. All of these mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae), or the Federal Home Loan Mortgage Corporation (Freddie Mac). Also included in other debt securities were mortgage-backed securities with carrying values of $22.6 million at December 31, 1993, compared with $35.5 million at December 31, 1992. On December 31, 1993, mortgage-backed security holdings included $139.1 million Ginnie Mae adjustable-rate mortgage pass-through securities ($88.8 million at December 31, 1992) and $289.5 million floating rate mortgage-backed securities (none at December 31, 1992). At both dates, essentially all other mortgage-backed securities consisted of Planned Amortization Class (PAC) collateralized mortgage obligations (CMOs), which were purchased because of their high credit quality and relatively certain average lives.

         At December 31, 1993, the estimated market value of the total securities portfolio exceeded amortized cost by $49.0 million (total unrealized gains of $50.9 million less total unrealized losses of $1.9 million). Approximately $36.1 million of net unrealized appreciation at December 31, 1993, is attributable to the securities available for sale portfolio, and in accordance with SFAS No. 115 is reflected in the carrying value of such securities. At December 31, 1992, the estimated market value of the total securities portfolio exceeded carrying value by $41.0 million (total unrealized gains of $43.1 million less total unrealized losses of $2.1 million). See note 3 to the consolidated financial statements for details of unrealized gross gains and losses for the securities held to maturity portfolio and the securities available for sale portfolio. At year-end 1993, approximately $2.1 million of the Corporation's securities were unrated, and none were below investment grade.

         During 1993, the Corporation made securities purchases totalling $2.05 billion, of which $461.3 million were for the securities held to maturity portfolio and $1,593.4 million were for the securities available for sale portfolio. Securities purchases were directed toward replacing maturing securities and utilizing excess corporate liquidity so as to improve net interest income. The Corporation made aggregate sales of $858.6 million, all of which were from the available for sale portfolio. Such sales resulted in a $2.0 million net realized loss in 1993 ($1.7 million gains less $3.7 million losses) compared with a net realized loss of $3.0 million in 1992 ($3.3 million gains less $6.3 million losses). Security sales were made in order to better structure the portfolio for future profitability and liquidity. See note 3 to the consolidated financial statements for a detail of realized gross gains and losses by category of securities.

DEPOSITS

         Total deposits, which are the Corporation's largest source of funding, amounted to $5.69 billion at December 31, 1993, compared with $5.52 billion at December 31, 1992, an increase of $168.7 million or 3%. First American's core deposit base, which represents total deposits excluding certificates of deposit $100,000 and over and foreign deposits, totalled $5.36 billion or 94% of total deposits at December 31, 1993, as compared with $5.16 billion or 93% of total deposits at the end of the prior year. Core deposits provide a stable, low-cost source of funds for the Corporation. A primary factor contributing to the deposit growth was the fourth quarter 1993 acquisition of FANBKY, which had $184.3 million of core deposits at December 31, 1993. Increases in 1993 versus 1992 occurred in non-interest-bearing demand deposits of $106.3 million (9%), NOW accounts of $77.5 million (11%), money market accounts of $55.8 million (4%), and regular savings of $33.0 million (8%). These increases were partially offset by a $52.6 million (4%) decline in certificates of deposit under $100,000, as lower interest rates became less attractive to customers.

         The average rate paid on total interest-bearing deposits was 3.16% for 1993, 83 basis points lower than the average rate in 1992, reflecting the lower interest rate environment in 1993 and the change in deposit mix toward more liquid accounts.



TABLE 15:  CERTIFICATES OF DEPOSIT $100,000 AND OVER
====================================================================
                                           MATURITY AT DECEMBER 31
                                          -------------------------
 (in thousands)                             1993            1992
- --------------------------------------------------------------------
 3 months or less                         $139,532        $170,562
 Over 3 through 6 months                    74,784          75,033
 Over 6 through 12 months                   40,691          54,270
 Over 12 months                             41,278          30,029
- --------------------------------------------------------------------
         Total                            $296,285        $329,894
====================================================================

OTHER BORROWED FUNDS

         In addition to deposits, other sources of funding utilized by the Corporation include short-term borrowings and long-term debt. Total short-term borrowings include Federal funds purchased from correspondent banks, securities sold under agreements to repurchase (repurchase agreements), and other short-term borrowings, principally funds due to the U.S. Treasury Department in tax and loan accounts.

         Federal funds purchased and securities sold under repurchase agreements increased $75.9 million or 13% to $664.8 million at December 31, 1993. The net funds purchased position (Federal funds purchased and repurchase agreements less Federal funds sold and securities purchased under agreements to resell) at year-end 1993 was $520.0 million, up from $493.5 million at year-end 1992. The average rate paid on Federal funds purchased and securities sold under repurchase agreements for 1993 was 2.64%, 50 basis points less than the 3.14% average rate paid in 1992.

         Other short-term borrowings amounted to $91.9 million at December 31, 1993, compared with $19.6 million at December 31, 1992. The increase from year-end 1992 is primarily due to a higher U.S. Treasury tax and loan balance outstanding. The average rate paid on other short-term borrowings was 3.19% in 1993, a decrease of 63 basis points from 3.82% in 1992.

         At December 31, 1993 and 1992, long-term debt totalled $65.9 million and $16.9 million, respectively. During first quarter, the Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue $100 million of subordinated debt securities. The Corporation issued $50 million of subordinated notes under the shelf registration statement during second quarter 1993. The notes mature in 2003 and bear interest at a face amount of 6.875%, payable semi-annually. The notes were sold at a discount, resulting in an effective interest rate of 6.965%. The Corporation used a portion of the proceeds ($27.5 million) from the subordinated notes issued for the acquisition of FANBKY. The balance of such proceeds is available for other acquisitions and for general corporate purposes.

         Notification has been given to holders of the Corporation's 7 5/8% debentures, due 2002, that the Corporation will redeem these debentures on January 31, 1994, at a price of 101.22%. At December 31, 1993, there were approximately $13.6 million of these debentures outstanding.

         The average rate paid on long-term borrowings was 7.48% in 1993 compared to 7.69% in 1992. The long-term debt to equity ratio was 11.34% at December 31, 1993, compared to 3.61% at December 31, 1992, which is reflective of the additional debt issued during 1993.

TABLE 16: CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES

                                                                                 1993
                                      ------------------------------------------------------------------------------------------
                                             Fourth Quarter                 Third Quarter                   Second Quarter
                                      ----------------------------    --------------------------      --------------------------
                                                          Average                        Average                         Average
                                      Average    Income/   Yield/     Average   Income/   Yield/      Average  Income/   Yield/
                                      Balance    Expense    Rate      Balance   Expense    Rate       Balance  Expense    Rate
 -------------------------------------------------------------------------------------------------------------------------------
 Interest-earning assets:
         Securities:
          Taxable                    $2,059.9     $32.6      6.28%   $2,085.9    $33.2     6.31%    $2,209.7     $35.8     6.50%
          Tax-exempt                     20.6        .4      7.74         7.4       .1     4.11          7.6        .1     8.14
 -------------------------------------------------------------------------------------------------------------------------------
          Total securities            2,080.5      33.0      6.29     2,093.3     33.3     6.30      2,217.3      35.9     6.50
 -------------------------------------------------------------------------------------------------------------------------------
         Federal funds sold and
          repurchase agreements         227.6       1.8      3.16       159.9      1.2     3.20         92.9        .7     3.15

         Loans, net of unearned
             discount and net
             deferred loan fees:
          Commercial                  1,821.2      28.7      6.25     1,739.7     27.9     6.37      1,758.5      27.9     6.37
          Consumer-amortizing
           mortgages                    979.5      19.2      7.77       761.8     15.5     8.08        691.3      14.5     8.41
          Consumer-other                964.1      20.3      8.37       933.4     20.2     8.58        904.1      20.0     8.85
          Real estate-construction      101.9       2.1      7.94       100.8      2.0     7.90        105.6       2.2     8.28
          Real estate-commercial
            mortgages and other         300.4       6.0      7.95       303.2      6.2     8.05        301.2       5.9     7.93
 -------------------------------------------------------------------------------------------------------------------------------
          Loans, net of unearned
            discount and net
            deferred loan fees        4,167.1      76.3      7.26     3,838.9     71.8     7.42      3,760.7      70.5     7.52
- --------------------------------------------------------------------------------------------------------------------------------
         Other                           28.2        .2      3.21        19.6       .2     3.65         41.0        .4     3.53
 -------------------------------------------------------------------------------------------------------------------------------
          Total earning assets        6,503.4    $111.3      6.79%    6,111.7   $106.5     6.91%     6,111.9    $107.5     7.05%
 -------------------------------------------------------------------------------------------------------------------------------
 Allowance for possible loan losses    (159.4)                         (168.8)                        (180.8)
 Cash and due from banks                489.5                           461.1                          488.0
 Other assets                           305.3                           321.0                          316.2
 -------------------------------------------------------------------------------------------------------------------------------
         Total assets                $7,138.8                        $6,725.0                       $6,735.3
 ===============================================================================================================================
 Deposits and borrowed funds:
         Demand deposits             $1,225.9                        $1,119.5                       $1,113.5
         Interest-bearing deposits:
          NOW accounts                  774.7      $3.8      1.94%      721.2     $3.6     1.97%       709.2      $3.7     2.06%
          Money market accounts       1,424.2       9.8      2.74     1,370.5      9.4     2.72      1,378.7       9.4     2.73
          Regular savings               423.2       2.7      2.51       402.8      2.5     2.50        399.9       2.5     2.50
          Certificates of deposit
            under $100,000            1,161.9      10.8      3.70     1,113.6     10.9     3.89      1,151.9      11.4     3.97
          Certificates of deposit
            $100,000 and over           320.7       2.9      3.61       345.0      3.2     3.67        387.2       3.6     3.71
          Other time                    334.8       3.9      4.56       330.8      4.2     4.98        341.5       4.3     5.04
          Foreign                        24.2        .2      2.80        22.2       .1     2.67         21.0        .1     2.72
 -------------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing
           deposits                   4,463.7      34.1      3.03     4,306.1     33.9     3.13      4,389.4      35.0     3.19
 -------------------------------------------------------------------------------------------------------------------------------
          Total deposits              5,689.6                         5,425.6                        5,502.9
         Federal funds purchased and
          repurchase agreements         692.7       4.7      2.72       542.3      3.6     2.60        545.2       3.5     2.60
         Other short-term borrowings     39.5        .3      3.28        76.7       .6     3.12         52.9        .4     3.27
         Long-term debt                  67.2       1.4      8.06        66.3      1.2     7.11         55.0       1.0     7.20
 -------------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing
            deposits and borrowed
            funds                     5,263.1     $40.5      3.06%    4,991.4    $39.3     3.12%     5,042.5     $39.9     3.17%
 -------------------------------------------------------------------------------------------------------------------------------
          Total deposits and borrowed
            funds                     6,489.0                         6,110.9                        6,156.0
 Other liabilities                      103.5                            92.4                           81.3
 Shareholders' equity                   546.3                           521.7                          498.0
 -------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and
          shareholders' equity       $7,138.8                        $6,725.0                       $6,735.3
 ================================================================================================================================
 Net interest income                              $70.8                          $67.2                           $67.6
 Provision for loan losses                        (24.0)                         (10.0)                          (10.0)
 Non-interest income                               23.8                           24.3                            22.6
 Non-interest expense                              69.5                           58.2                            57.9
 -------------------------------------------------------------------------------------------------------------------------------
 Income before income tax expense
         and cumulative effect of
         changes in accounting principles          49.1                           43.3                            42.3
 Income tax expense                                18.4                           15.6                            16.3
 -------------------------------------------------------------------------------------------------------------------------------
 Income before cumulative effect of
         changes in accounting
         principles                                30.7                           27.7                            26.0
 Cumulative effect of changes in
         accounting principles, net of
         tax                                       (1.3)                           -                               -
 -------------------------------------------------------------------------------------------------------------------------------
 Net income                                       $29.4                          $27.7                           $26.0
 ===============================================================================================================================
 Net interest spread                                         3.73%                         3.79%                           3.88%
 Benefit of interest-free funding                             .59                           .58                             .56
 -------------------------------------------------------------------------------------------------------------------------------
 Net interest margin                                         4.32%                         4.37%                           4.44%
 ===============================================================================================================================


                                                            1993
                                               -------------------------------
                                                        First Quarter
 ------------------------------------------------------------------------------
                                                                       Average
                                               Average     Income/      Yield/
                                               Balance     Expense       Rate
 ------------------------------------------------------------------------------
 Interest-earning assets:
         Securities:
          Taxable                            $2,078.4        $35.1         6.84%
          Tax-exempt                              7.7           .1         5.90
 ------------------------------------------------------------------------------
          Total securities                    2,086.1         35.2         6.84
 ------------------------------------------------------------------------------
         Federal funds sold and
           repurchase agreements                 93.0           .8         3.37

         Loans, net of unearned
           discount and net
           deferred loan fees:
          Commercial                          1,750.4         27.4         6.35
          Consumer-amortizing
           mortgages                            654.6         14.0         8.69
          Consumer-other                        884.6         19.0         8.71
          Real estate-construction              108.7          2.1         7.69
          Real estate-commercial
            mortgages and other                 316.6          6.2         8.00
 ------------------------------------------------------------------------------
          Loans, net of unearned
            discount and net deferred
            loan fees                         3,714.9         68.7         7.50
 ------------------------------------------------------------------------------
         Other                                  103.3           .9         3.39
 ------------------------------------------------------------------------------
          Total earning assets                5,997.3       $105.6         7.14%
 ------------------------------------------------------------------------------
 Allowance for possible loan losses            (183.2)
 Cash and due from banks                        485.2
 Other assets                                   322.8
 ------------------------------------------------------------------------------
         Total assets                        $6,622.1
 ==============================================================================
 Deposits and borrowed funds:
         Demand deposits                     $1,056.4
         Interest-bearing deposits:
          NOW accounts                          685.5         $3.5         2.06%
          Money market accounts               1,394.6          9.7         2.83
          Regular savings                       393.7          2.5         2.51
          Certificates of deposit
            under $100,000                    1,179.3         11.8         4.06
          Certificates of deposit
            $100,000 and over                   347.1          3.4         3.98
          Other time                            343.8          4.5         5.26
          Foreign                                36.0           .2         2.75
 ------------------------------------------------------------------------------
          Total interest-bearing
           deposits                           4,380.0         35.6         3.29
 ------------------------------------------------------------------------------
          Total deposits                      5,436.4
         Federal funds purchased and
          repurchase agreements                 567.1          3.7         2.62
         Other short-term borrowings             29.7           .2         3.10
         Long-term debt                          16.9           .3         7.56
 ------------------------------------------------------------------------------
          Total interest-bearing
            deposits and borrowed
            funds                             4,993.7        $39.8         3.23%
 ------------------------------------------------------------------------------
          Total deposits and borrowed
            funds                             6,050.1
 Other liabilities                               90.5
 Shareholders' equity                           481.5
 ------------------------------------------------------------------------------
         Total liabilities and
          shareholders' equity               $6,622.1
 ==============================================================================
 Net interest income                                         $65.8
 Provision for loan losses                                     2.0
 Non-interest income                                          19.4
 Non-interest expense                                         54.6
 ------------------------------------------------------------------------------
 Income before income tax expense
         and cumulative effect of
         changes in accounting principles                     28.6

 Income tax expense                                           11.2
 ------------------------------------------------------------------------------
 Income before cumulative effect of
         changes in accounting
         principles                                           17.4
 Cumulative effect of changes in
         accounting principles, net of
         tax                                                   1.2
 ------------------------------------------------------------------------------
 Net income                                                  $18.6
 ==============================================================================
 Net interest spread                                                    3.91%
 Benefit of interest-free funding                                        .54
 ------------------------------------------------------------------------------
 Net interest margin                                                    4.45%
==============================================================================






 Rates and income/expense amounts are presented on a fully taxable equivalent basis based on the statutory Federal income tax rates. Loan fees considered an integral part of the lending function are included in rates and related interest categories.

TABLE 16: CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES

                                                                 1992
- -----------------------------------------------------------------------------------------------------------------------------------
                                               Fourth Quarter                   Third Quarter                 Second Quarter
                                       ------------------------------   ----------------------------   ----------------------------
                                                             Average                        Average                        Average
                                         Average   Income/   Yield/     Average   Income/   Yield/     Average   Income/   Yield/
                                         Balance   Expense    Rate      Balance   Expense    Rate      Balance   Expense    Rate
- -----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
        Securities:
         Taxable                       $1,974.4    $35.7    7.20%     $1,935.3    $ 35.4    7.28%     $1,595.4    $ 30.2     7.62%
         Tax-exempt                         6.6       .1    7.19           6.0        .1    7.16           5.8        .1     7.81
- -----------------------------------------------------------------------------------------------------------------------------------
         Total securities               1,981.0     35.8    7.20       1,941.3      35.5    7.28       1,601.2      30.3     7.62
- -----------------------------------------------------------------------------------------------------------------------------------
        Federal funds sold and
         repurchase agreements            241.8      2.0    3.31         220.2       1.9    3.50         367.4       3.6     3.94

        Loans, net of unearned
            discount and net
            deferred loan fees:
         Commercial                     1,736.6     27.9    6.39       1,669.4      27.7    6.60       1,736.7      31.3     7.26
         Consumer-amortizing
          mortgages                       612.7     13.6    8.84         561.1      12.9    9.18         530.2      12.6     9.54
         Consumer-other                   878.1     20.4    9.23         890.7      21.0    9.38         897.7      21.4     9.57
         Real estate-construction         116.3      2.4    8.10         150.5       3.0    7.83         165.8       3.3     8.04
         Real estate-commercial
           mortgages and other            321.5      6.5    8.11         344.6       7.6    8.77         351.8       7.5     8.59
- -----------------------------------------------------------------------------------------------------------------------------------
         Loans, net of unearned
           discount and net
           deferred loan fees           3,665.2     70.8    7.69       3,616.3      72.2    7.94       3,682.2    $176.1     8.31
- -----------------------------------------------------------------------------------------------------------------------------------
        Other                             145.1      1.3    3.37         151.0       1.4    3.63         228.5       2.4     4.13
- -----------------------------------------------------------------------------------------------------------------------------------
         Total earning assets           6,033.1   $109.9    7.25%      5,928.8    $111.0    7.45%      5,879.3      12.4     7.69%
- -----------------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses       (186.3)                        (186.3)                         (187.4)
Cash and due from banks                   488.1                          445.6                           446.7
Other assets                              304.7                          301.2                           287.8
- -----------------------------------------------------------------------------------------------------------------------------------
        Total assets                   $6,639.6                       $6,489.3                        $6,426.4
===================================================================================================================================
Deposits and borrowed funds:
        Demand deposits                $1,134.9                       $1,038.3                        $1,019.7
        Interest-bearing deposits:
         NOW accounts                     659.8   $  3.4    2.07%        629.5    $  3.6    2.29%        619.8       4.4     2.86%
         Money market accounts          1,391.4     10.0    2.87       1,396.9      10.9    3.12       1,399.0      12.6     3.61
         Regular savings                  376.3      2.6    2.75         350.0       2.6    2.91         348.0       3.0     3.41
         Certificates of deposit
           under $100,000               1,205.8     13.0    4.28       1,244.2      14.6    4.67       1,253.5      15.7     5.05
         Certificates of deposit
           $100,000 and over              365.5      3.9    4.23         395.2       4.6    4.61         392.0       4.7     4.88
         Other time                       351.3      4.8    5.43         376.1       5.4    5.67         375.1       5.5     5.87
         Foreign                           20.2       .2    3.11          18.3        .1    3.43          19.2        .2     3.92
- -----------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing
          deposits                      4,370.3     37.9    3.45       4,410.2      41.8    3.77       4,406.6      46.1     4.21
- -----------------------------------------------------------------------------------------------------------------------------------
         Total deposits                 5,505.2                        5,448.5                         5,426.3
        Federal funds purchased and
         repurchase agreements            551.8      3.7    2.64         510.9       3.7    2.86         492.8       4.2     3.43
        Other short-term borrowings        18.5       .1    3.50          20.1        .2    3.51          19.4        .2     3.82
        Long-term debt                     16.9       .3    7.68          17.0        .3    7.62          17.1        .3     7.75
- -----------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing
           deposits and borrowed
           funds                        4,957.5   $ 42.0    3.37%      4,958.2    $ 46.0    3.69%      4,935.9      50.8     4.14%
- -----------------------------------------------------------------------------------------------------------------------------------
         Total deposits and borrowed
           funds                        6,092.4                        5,996.5                         5,955.6
Other liabilities                          82.6                           78.7                            67.5
Shareholders' equity                      464.6                          414.1                           403.3
- -----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and
         shareholders' equity          $6,639.6                       $6,489.3                        $6,426.4
===================================================================================================================================
Net interest income                               $ 67.9                          $ 65.0                            61.6
Provision for loan losses                            9.0                             9.0                             8.5
Non-interest income                                 20.4                            20.2                            19.0
Non-interest expense                                60.7                            60.1                            56.8
- -----------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense
        and cumulative effect of
        changes in accounting principle             18.6                            16.1                            15.3
Income tax expense                                   5.8                             5.2                             5.5
- -----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
        changes in accounting
        principles                                  12.8                            10.9                             9.8
Cumulative effect of changes in
        accounting principles, net of
        tax                                            -                               -                               -
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                                        $ 12.8                          $ 10.9                          $  9.8
===================================================================================================================================
Net interest spread                                         3.88%                           3.76%                            3.55%
Benefit of interest-free funding                             .59                             .60                              .67
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                         4.47%                           4.36%                            4.22%
===================================================================================================================================

                                                       1992
                                          ----------------------------------
                                                    First Quarter
- ----------------------------------------------------------------------------
                                                                   Average
                                           Average    Income/     Yield/
                                           Balance    Expense      Rate
- ----------------------------------------------------------------------------
Interest-earning assets:
        Securities:
         Taxable                         $1,646.5     $ 31.4       7.66%
         Tax-exempt                           6.5         .1       6.81
- ----------------------------------------------------------------------------
         Total securities                 1,653.0       31.5       7.65
- ----------------------------------------------------------------------------
        Federal funds sold and
         repurchase agreements              149.9        1.6       4.17

        Loans, net of unearned
            discount and net
            deferred loan fees:
         Commercial                       1,790.9       33.4       7.51
         Consumer-amortizing
          mortgages                         518.1       13.1      10.17
         Consumer-other                     917.5       22.6       9.89
         Real estate-construction           177.8        3.6       8.06
         Real estate-commercial
           mortgages and other              364.5        7.9       8.77
- ----------------------------------------------------------------------------
         Loans, net of unearned
           discount and net
           deferred loan fees             3,768.8       80.6       8.60
- ----------------------------------------------------------------------------
        Other                               170.1        1.7       4.16
- ----------------------------------------------------------------------------
         Total earning assets             5,741.8     $115.4       8.08%
- ----------------------------------------------------------------------------
Allowance for possible loan losses         (186.3)
Cash and due from banks                     448.8
Other assets                                303.4
- ----------------------------------------------------------------------------
        Total assets                     $6,307.7
============================================================================
Deposits and borrowed funds:
        Demand deposits                  $  967.5
        Interest-bearing deposits:
         NOW accounts                       594.2     $  4.5       3.08%
         Money market accounts            1,446.1       14.1       3.91
         Regular savings                    336.5        3.2       3.85
         Certificates of deposit
           under $100,000                 1,225.9       16.8       5.50
         Certificates of deposit
           $100,000 and over                321.5        4.3       5.37
         Other time                         364.3        5.6       6.16
         Foreign                             19.3         .2       4.02
- ----------------------------------------------------------------------------
         Total interest-bearing
          deposits                        4,307.8       48.7       4.54
- ----------------------------------------------------------------------------
         Total deposits                   5,275.3
        Federal funds purchased and
         repurchase agreements              522.2        4.8       3.67
        Other short-term borrowings          22.7         .2       4.35
        Long-term debt                       17.3         .3       7.71
- ----------------------------------------------------------------------------
         Total interest-bearing
           deposits and borrowed
           funds                          4,870.0     $ 54.0       4.46%
- ----------------------------------------------------------------------------
         Total deposits and borrowed
           funds                          5,837.5
Other liabilities                            78.7
Shareholders' equity                        391.5
- ----------------------------------------------------------------------------
        Total liabilities and
         shareholders' equity            $6,307.7
============================================================================
Net interest income                                    $61.4
Provision for loan losses                               12.0
Non-interest income                                     18.9
Non-interest expense                                    54.7
- ----------------------------------------------------------------------------
Income before income tax expense
        and cumulative effect of
        changes in accounting principals                13.6

Income tax expense                                       5.1
- ----------------------------------------------------------------------------
Income before cumulative effect of
        changes in accounting
        principles                                       8.5
Cumulative effect of changes in
        accounting principles, net of
        tax                                               -
- ----------------------------------------------------------------------------
Net income                                              $8.5
============================================================================
Net interest spread                                                3.62%
Benefit of interest-free funding                                    .68
- ----------------------------------------------------------------------------
Net interest margin                                                4.30%
============================================================================






Rates and income/expense amounts are presented on a fully taxable equivalent basis based on the statutory Federal income tax rates. Loan fees considered an integral part of the lending function are included in rates and related interest categories.

TABLE 17:  QUARTERLY FINANCIAL DATA


=========================================================================================================================
                                                                            Three Months Ended
                                                       ------------------------------------------------------------
 (in thousands)                                        December 31     September 30        June 30         March 31
- -------------------------------------------------------------------------------------------------------------------------
 1993
 Net interest income                                      $69,552        $66,409            $66,665        $64,813
 Net interest income, taxable equivalent basis*            70,791         67,252             67,632         65,806
 Provision for loan losses                                (24,000)       (10,000)           (10,000)         2,000
 Non-interest income                                       23,785         24,309             22,624         19,429
 Non-interest expense                                      69,501         58,201             57,990         54,601
 Income before cumulative effect of changes in
         accounting principles                             30,723         27,724             26,030         17,420
 Net income                                                29,423         27,724             26,030         18,636
=========================================================================================================================
 Per common share:
         Income before cumulative effect of changes
         in accounting principles                         $  1.18       $   1.07            $  1.01        $   .67
         Net income                                          1.13           1.07               1.01            .72
         Cash dividends paid                                  .15            .15                .15            .10
         Common stock price
          High                                              34.13          34.50              33.75          30.25
          Low                                               28.13          28.25              27.00          25.25
          Last trade                                        32.00          33.75              29.38          29.50
=========================================================================================================================
 Selected ratios:
         Return on average assets**                          1.71%          1.64%              1.55%          1.07%
         Return on average common equity**                  22.32          21.08              20.96          14.67
         Net interest margin                                 4.32           4.37               4.44           4.45
=========================================================================================================================
 1992
 Net interest income                                      $66,798        $64,338            $60,464        $60,088
 Net interest income, taxable equivalent basis*            67,862         65,002             61,615         61,369
 Provision for loan losses                                  9,000          9,000              8,500         12,000
 Non-interest income                                       20,392         20,291             19,028         18,937
 Non-interest expense                                      60,681         60,132             56,848         54,722
 Net income                                                12,775         10,918              9,751          8,528
=========================================================================================================================
 Per common share:
         Net income                                       $   .50        $   .46            $   .42         $  .36
         Cash dividends paid                                  .10            .10                  -              -
         Common stock price
          High                                              28.13          24.63              25.75          23.38
          Low                                               21.00          19.88              20.88          18.00
          Last trade                                        27.50          22.38              23.00          23.13
=========================================================================================================================
 Selected ratios:
         Return on average assets**                           .77%           .67%               .61%           .54%
         Return on average common equity**                  10.94          10.49               9.72           8.76
         Net interest margin                                 4.47           4.36               4.22           4.30
=========================================================================================================================


*Adjusted to a taxable equivalent basis based on the statutory Federal income tax rates, adjusted for applicable state income taxes net of the related Federal tax benefit.

**Calculated based on income before cumulative effect of changes in accounting principles.

EARNINGS PERFORMANCE FOR 1992 VERSUS 1991

         The previous discussion has concentrated on the Corporation's 1993 results of operations and financial condition. The following discussion recaps the Corporation's results of operations for 1992 compared to 1991.

         Net income for 1992 was $42.0 million or $1.74 per share as compared with $16.9 million or $.73 per share for 1991. The earnings improvement was primarily attributable to higher taxable equivalent basis net interest income ($255.8 million in 1992 compared to $223.1 million in 1991) and a lower loan loss provision ($38.5 million in 1992 versus $51.6 million in 1991).

         Net interest income (computed on a taxable equivalent basis) in 1992 was $255.8 million, an increase of $32.7 million or 15% from 1991. This increase was primarily due to an increase in the volume of earning assets and a higher net interest spread. Average earning assets increased 4% to $5.90 billion in 1992 from $5.65 billion in 1991, while the net interest spread on earning assets increased 58 basis points to 3.70%. The net interest margin increased to 4.34% in 1992 from 3.95% in 1991. The net interest spread and margin improvements in 1992 generally reflect a lower and more favorable interest rate environment for the Corporation. During 1992, the Corporation had a higher volume of interest-bearing liabilities repricing at a lower interest rate than earning assets repricing; thus, net interest income benefited from declining interest rates.

         The 1992 provision for loan losses was $38.5 million, a decrease of $13.1 million (25%) from the 1991 provision of $51.6 million. The lower provision for loan losses resulted primarily from improved asset quality as evidenced by a $29.2 million decrease in nonperforming loans ($60.3 million at December 31, 1992, versus $89.5 million at year-end 1991) and a $22.1 million decline in net charge-offs ($38.4 million in 1992 versus $60.5 million in 1991).

         Total non-interest income in 1992 was $78.6 million compared with $84.7 million in 1991. Exclusive of the gain on sales of branch offices and gains and losses on the sale of securities ($3.0 million net loss in 1992 and $3.7 million net gain in 1991), non-interest income increased $3.3 million or 4% to $81.0 million in 1992 from $77.7 million in 1991. This increase resulted primarily from higher service charge income on deposit accounts and higher commissions and fees on fiduciary activities.

         Total non-interest expense in 1992 was $232.4 million as compared with $225.9 million in 1991. During 1992, salaries and employee benefits declined $.7 million from 1991, reflective of a 2% decrease in the number of full-time equivalent employees since December 31, 1991. The impact of the decline in the number of employees was partially offset by merit increases and by a $1.9 million charge associated with an early retirement program involving six officers of the Corporation. Non-personnel related expense for 1992 increased

$7.2 million or 6% from 1991. This increase was primarily due to increases in systems and processing expense ($6.7 million increase) and "other expenses" ($4.3 million increase), partially offset by a decline in foreclosed properties expense ($3.2 million decrease).

         The Corporation's income tax expense was $17.5 million in 1992, an increase of $10.7 million over the 1991 income tax expense of $6.8 million. The major factor for the increase was the Corporation's higher taxable income, along with a reduction in the proportionate amount of tax-exempt revenue in 1992 as compared with 1991.

TABLE 18:  RATE-VOLUME RECAP - 1992 FROM 1991

============================================================================================================================
                                                                                 1992 from 1991
                                                         -------------------------------------------------------------------
                                                                                               Yields,
                                                                         Change* Due to         Rates,          Net
                                                          Total        -----------------         and          Interest
 (in millions)                                           Change*       Volume       Rate       Spreads         Margin
- ----------------------------------------------------------------------------------------------------------------------------
 Total interest income and average yield, 1991           $509.9                                    9.02%
         Change in interest on:
              Securities:
                Taxable                                    23.3       $ 32.1      $ (8.8)
                Tax-exempt                                 (1.4)        (1.2)        (.2)
              Loans                                       (81.0)       (26.1)      (54.9)
              Federal funds sold and securities
                purchased under agreements to resell       (2.7)         2.9        (5.6)
              Time deposits with other banks                2.1          5.4        (3.3)
              Other                                        (1.5)        (1.2)        (.3)
                Total change in interest and average     ------
                yield                                     (61.2)        21.8       (83.0)        (1.41)
                                                         ------                                 ------
 Total interest income and average yield, 1992            448.7                                    7.61
                                                         ------                                 -------
 Total interest expense and average rate paid, 1991       286.8                                    5.90
         Change in interest on:
              NOW, money market and savings accounts      (40.9)         5.9       (46.8)
              Certificates of deposit                     (40.9)       (10.0)      (30.9)
              Other interest-bearing deposits              (2.6)         2.9        (5.5)
              Short-term borrowings                        (9.4)         3.3       (12.7)
              Long-term debt                                (.1)         -           (.1)
                Total change in interest and average     ------
                rate paid                                 (93.9)         4.1       (98.0)        (1.99)
                                                         ------                                 ------
 Total interest expense and average rate paid, 1992       192.9                                    3.91
                                                         ------                                 -------
 Net interest income, spread, and margin, 1991            223.1                                    3.12          3.95%
 Change in net interest income, spread, and margin                     $ 9.5      $ 23.2
                                                           32.7        =====      ======            .58           .39
                                                         ------                                 -------        ------
 Net interest income, spread, and margin, 1992           $255.8                                    3.70%         4.34%
                                                         ======                                 =======        ======
============================================================================================================================


* Amounts are adjusted to a fully taxable equivalent basis, based on the statutory Federal income tax rate, adjusted for applicable state income taxes net of the related Federal tax benefit. The effect of volume changes is computed by multiplying the change in volume for each item by the prior year rate. The effect of rate changes is computed by multiplying the change in rate by the prior year volume. Rate/volume changes are computed by multiplying the change in volume by the change in rate and are included in the effect on income of rate changes.

ITEM 8:          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedule listed in Item 14(a)(1) and (2) are included in this Report beginning on Page 68 and are incorporated in this
Item 8 by reference. The table "Quarterly Financial Data" on page 54 hereof, "Consolidated Year-End Balance Sheets" on page 105 hereof, and "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" on pages 101-104 hereof are incorporated in this Item 8 by reference.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10:         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Executive Officers of the Registrant

         The following is a list of the Corporation's executive officers, their ages and their positions and offices during the last five years (listed alphabetically).

Officer                    Age   Business Experience - Past 5 years
- -------                    ---   ----------------------------------
James C. Armistead, Jr.    46    Since June 1992, Mr. Armistead has served as
                                 Executive Vice President-Middle
                                 Market/Corporate Banking of FANB. From August
                                 1991 until June 1992 he served as a Senior
                                 Vice President of FANB.  From 1984 until April
                                 1991 he served as Senior Executive Vice
                                 President and head of the banking division of Metropolitan Federal Savings and Loan
                                 Association in Nashville, which in 1991
                                 changed its name to Metropolitan Federal Bank, F.S.B. ("Metropolitan"). In April 1991,
                                 Metropolitan was declared insolvent by the Office of Thrift Supervision ("OTS") and placed in receivership with the Resolution
                                 Trust

                                 Corporation appointed as receiver. The assets of Metropolitan were transferred to Metropolitan Federal Savings and Loan Association, F.A., a new thrift institution created by the OTS. From April 1991 until August 1991 Mr. Armistead was an officer of Metropolitan Federal Savings and Loan Association, F.A.


Dennis C. Bottorff         49    Mr. Bottorff serves as President and Chief
                                 Executive Officer of the Corporation and as Chief Executive Officer of FANB. From November
                                 1991 until January, 1994, Mr. Bottorff also served as President of FANB. From September
                                 1990 until November 1991, he was President and Chief Operating Officer of C&S/Sovran
                                 Corporation. From April 1989 until September
                                 1990, he was President of Sovran Financial
                                 Corp., from November 1987 until April 1989, he was Vice Chairman of Sovran Financial Corp.
                                 and from April 1988 until September 1990 he was Chief Operating Officer of Sovran
                                 Financial Corp.

John W. Boyle, Jr.         53    Mr. Boyle is President, Corporate Bank of
                                 FANB and has served in such capacity since
                                 January 1992. From 1990 to January 1992, he was group executive vice president of C&S/Sovran Corporation, U.S. Banking Group.
                                 From 1984 to 1990, he was Executive Vice
                                 President, National/ Corporate Banking for
                                 Sovran Bank, N.A., Richmond, Virginia.

R. Booth Chapman           53    Since September 1991 Mr. Chapman has served as
                                 Executive Vice President - Independent Loan
                                 Review of FANB.  From December 1990 to
                                 September 1991, he was Senior Vice President,
                                 Corporate Special Assets, for C&S/Sovran
                                 Corporation.  From 1985 to 1990, he was Senior
                                 Vice President and Manager of Real Estate
                                 Lending of

                                 Middle Tennessee for Sovran Bank of Tennessee.

Emery F. Hill              50    Mr. Hill is Executive Vice President -
                                 Operations and Technology of FANB and has served in this position since March 1992.
                                 From 1981 through 1990 he served in a similar position with Sovran Bank of Tennessee and also served as Group Executive Officer of Information Management with C&S/Sovran
                                 Corporation from 1990 to September 1991 and with NationsBank from September 1991 until March 1992.

Dennis J. Hooks            37    Mr. Hooks is Executive Vice President -
                                 Marketing of FANB and has served in this position since April 1992. From July 1987 until April 1992, he was Director of Marketing of First Tennessee National Bank.

Rufus B. King              48    Mr. King is Executive Vice President and Chief
                                 Credit Officer of FANB and has served in such position since July 1989. From April 1987 until July 1989 he served as Vice Chairman of FANB - Knoxville, Tennessee.

John W. Logan              51    Mr. Logan is Executive Vice President -
                                 Investment Division of FANB. From August 1987 until 1991 Mr. Logan was Executive Vice
                                 President of First American Corporation.

Robert A. McCabe, Jr.      43    Mr. McCabe is President - First American
                                 Enterprises and Vice Chairman of the Board of Directors of the Corporation and FANB. From
                                 January 1992 until January 1994, he served as President, General Banking of FANB. From March
                                 1991 until January 1992 he served as
                                 President, Corporate Banking of FANB. From
                                 April 1987 until March 1991, Mr. McCabe served as President and Chief

                                 Operating Officer of FANB -
                                 Knoxville, Tennessee


Robert E. McNeilly, Jr.    61    Mr. McNeilly is President of FATC, and has
                                 served in this position since January 1992.
                                 From 1986 through 1991 he served as Chairman of the Board of Directors of FANB-Nashville.

Dale W. Polley             44    Mr. Polley serves as Vice Chairman of the Board
                                 of Directors and Principal Financial Officer of the Corporation and FANB and also serves as President of FANB. From December 1991 until
                                 January 1994, he served as Vice Chairman and Chief Administrative Officer of the Corporation and FANB and since November 1992, also served as Principal Financial Officer of the Corporation and FANB. From 1990 until December
                                 1991, he was group executive vice president and treasurer of C&S/Sovran Corporation. From 1988 until 1990, he was Senior Executive Vice
                                 President, Chief Financial Officer and
                                 Treasurer of Sovran Financial Corp.

Martin E. Simmons           54   Mr. Simmons is Executive Vice President -
                                 Administration, Secretary and General Counsel of the Corporation and FANB. From August 1992 until January 1994, he served as Executive Vice
                                 President, Secretary and General Counsel of the
                                 Corporation and FANB. From 1973 to August 1992,
                                 Mr. Simmons was a partner with the Nashville law firm of Dearborn & Ewing and served as Chairman of the firm's management committee from 1988 through 1991 and during previous periods.

John W. Smithwick           50   Mr. Smithwick is Executive Vice President -
                                 Human Resources of FANB and has served in such capacity since 1986.


Terry S. Spencer           37        Mr. Spencer serves as Executive Vice
                                     President - Development of FANB and has
                                     served in such capacity since September
                                     1993.  From December 1991 until September
                                     1993, he served as Senior Vice President
                                     -Director of Strategic Planning of FANB.
                                     From 1989 until December 1991 he served as
                                     Senior Vice President - Manager of
                                     Strategic Planning and from 1988 to 1989 as
                                     Manager, Strategic Planning of Sovran
                                     Financial Corporation.

M. Terry Turner            39        Mr. Turner serves as President - General
                                     Bank of FANB and has served in this
                                     position since January, 1994. He  served as
                                     Executive Vice President Business and
                                     Professional Banking of FANB from January
                                     1991 until January 1994.  From June 1990
                                     until January 1991, he was City President
                                     of FANB in Nashville.  From 1987 through
                                     June 1990, he was an Executive Vice
                                     President of FANB-Nashville.

Marvin J. Vannatta, Jr.    50        Since January 1994, Mr. Vannatta has served
                                     as Senior Vice President, Principal
                                     Accounting Officer and Controller of the
                                     Corporation and FANB and as the Cashier of
                                     FANB.  From 1981 until January, 1994 he was
                                     Senior Vice President and Controller of
                                     FANB and the Cashier of FANB.

Alexander P. Waddell, IV   47        Mr. Waddell is Senior Vice President and
                                     Treasurer of the Corporation and FANB, and
                                     has served in such capacity since 1982.

        The additional information required by Item 405 of Regulation S-K is contained in the Corporation's Notice of 1994 Annual Meeting of Shareholders and Proxy Statement (the "1994 Proxy Statement") filed with the Securities and Exchange Commission within 120 days of the Corporation's year-end pursuant to Regulation 14A. Such information appears in the sections entitled "Election of Directors" and "Reports of Beneficial Ownership" in the 1994 Proxy Statement and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

    This information appears in the sections entitled "Executive Compensation", "Human Resources Committee Interlocks and Insider Participation",
"Compensation of Directors" and "Retirement Plans" in the 1994 Proxy Statement, and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information appears in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1994 Proxy Statement, and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information appears in the sections entitled "Certain Transactions" and "Human Resources Committee Interlocks and Insider Participation" in the 1994 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    1.  Financial Statements
            The Report of KPMG Peat Marwick, Independent Certified Public Accountants

            Consolidated Income Statements of First American Corporation and Subsidiaries for the three years ended December 31, 1993, 1992, and 1991

            Consolidated Balance Sheets of First American Corporation and Subsidiaries at December 31, 1993 and 1992

            Consolidated Statements of Changes in Shareholders' Equity of First American Corporation and Subsidiaries for the three years ended December 31, 1993, 1992, and 1991

            Consolidated Statements of Cash Flows of First American
            Corporation and Subsidiaries for the three years ended December 31, 1993, 1992, and 1991

            Notes to Consolidated Financial Statements

         2.      Financial Statement Schedules

                 All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

                 The following reports and consents are submitted herewith:

                      Accountants' Consent by
                      KPMG Peat Marwick.        Exhibit 23

         3.      Exhibits


                 Exhibit
                 Number           Description
                 -------          -----------

                 3.1 Restated Charter (previously filed as Exhibit 1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

                 3.2 By-Laws of the Corporation currently in effect (previously filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992).

                 4.1 The Corporation agrees to provide the SEC, upon request, copies of instruments defining the rights of holders of long-term debt of the Corporation, and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the SEC.

                 4.2 Rights Agreement, dated December 14, 1988, between First American Corporation and First American Trust Company, N.A. (previously filed as
                          Exhibit 1 to a Current Report on Form 8-K dated December 14, 1988, and incorporated herein by reference).

                 4.3(a) Indenture, dated as of December 15, 1972, between First Amtenn Corporation and the Chase Manhattan Bank, National Association, as Trustee (previously filed as Exhibit 4(b) to Registration Statement No. 2-46447 and incorporated herein by reference).

                 4.3(b)   Indenture, dated as of April 22, 1993, between
                          First American Corporation and Chemical Bank, as Trustee (previously filed as Exhibit 4.1 to Registration Statement No. 33-59844 and incorporated herein by reference).

                 4.3(c) Supplemental Indenture, dated as of April 22, 1993, between First American Corporation and Chemical Bank, as Trustee (previously filed as Exhibit 4.2 to Registration Statement No. 33-59844 and incorporated herein by reference).

                 10.3(a)  First American STAR Award Plan (previously filed as
                          Exhibit 10.03(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference).

                 10.3(b) First American Corporation 1991 Employee Stock Incentive Plan (previously filed as part of the Corporation's Notice of Annual Meeting and Proxy Statement dated March 18, 1991 for the annual meeting of shareholders held April 18, 1991 and incorporated herein by reference).

                 10.3(c) 1993 Non-Employee Director Stock Option Plan (previously filed as part of the corporation's Notice of Annual Meeting and Proxy Statement dated March 18, 1993 for the annual meeting of shareholders held April 15, 1993 and incorporated herein by reference).

                 10.3(d) Consulting Agreement (previously filed as Exhibit 10.3(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference) with James F. Smith dated January 1, 1993.

                 10.3(e) First American Corporation 1992 Executive Early Retirement Program (previously filed as Exhibit 10.4(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

                 10.3(f) First American Corporation Director's Deferred Compensation Plan (previously filed as Exhibit 19.1 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

               10.3(g) First American Corporation Supplemental Executive Retirement Program dated as of January 1, 1989 (previously filed as Exhibit 19.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

               10.3(h) Form of Deferred Compensation Agreement approved by the Human Resources Committee of the Board of Directors of the Corporation on December 16, 1993 and entered into by the Corporation and John
                          Boyle and Dennis Bottorff, included on page 110 hereof.

               11         Calculation of earnings per share is included in
                          note 1 to the consolidated financial statements, contained herein under Item 8 on page 57 and incorporated herein by reference.

               13 First American Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1993. Such report, except for the portions included herein, is furnished for the information of the Securities and Exchange Commission and is not "filed" as part of this Report.

               21 List of Subsidiaries included on page 119 hereof.

               23 Consent of KPMG Peat Marwick, independent accountants included on page 121 hereof.

         Upon written or oral request, a copy of the above exhibits will be furnished at cost.

(b)      No reports on Form 8-K were filed during the last quarter of 1993.


                                      FIRST AMERICAN CORPORATION AND SUBSIDIARIES
                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                                                  SUPPLEMENTAL DATA
                                                                                                                          Page
                                                                                                                          ----
Independent Accountants' Report                                                                                             67

Financial Statements:

                 Consolidated Income Statements of First American Corporation and Subsidiaries for the three years
                 ended December 31, 1993, 1992, and 1991                                                                    68

                 Consolidated Balance Sheets of First American Corporation and Subsidiaries at December 31, 1993
                 and 1992                                                                                                   69

                 Consolidated Statements of Changes in Shareholders' Equity of First American Corporation and
                 Subsidiaries for the three years ended December 31, 1993, 1992, and 1991                                   70

                 Consolidated Statements of Cash Flows of First American Corporation and Subsidiaries for the three
                 years ended December 31, 1993, 1992, and 1991                                                              71

                 Notes to Consolidated Financial Statements                                                                 72

Supplemental Data:

                 Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates for the
                 six years ended December 31, 1993, 1992, 1991 1990, 1989 and 1988                                         101

                 Consolidated Year-End Balance Sheets of First American Corporation and Subsidiaries at December
                 31, 1993, 1992, 1991, 1990, 1989, and 1988                                                                105

INDEPENDENT AUDITOR'S REPORT.

The Board of Directors and Shareholders
First American Corporation

         We have audited the accompanying consolidated balance sheets of First American Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First American Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

         As discussed in note 14 to the consolidated financial statements, the Corporation adopted in 1993 the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 109, Accounting for Income Taxes; No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions; No. 112, Employers' Accounting for Postemployment Benefits; and No. 115, Accounting for Certain Investments in Debt and Equity Securities.


                                                    KPMG Peat Marwick


                                                /s/ KPMG Peat Marwick
Nashville, Tennessee                            ---------------------
January 21, 1994

- -----------------------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED INCOME STATEMENTS
 First American Corporation and Subsidiaries
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Year Ended December 31
                                                                     ---------------------------------------------
 (in thousands)                                                            1993             1992             1991
- -----------------------------------------------------------------------------------------------------------------------------------
 INTEREST INCOME
          Interest and fees on loans                                    $283,570         $295,791         $374,842
          Interest and dividends on securities                           137,125          132,984          110,669
          Interest on Federal funds sold and securities purchased
                  under agreements to resell                               4,602            9,105           11,916
          Interest on time deposits with other banks and other
                  interest                                                 1,600            6,666            5,803
- -----------------------------------------------------------------------------------------------------------------------------------
                  Total interest income                                  426,897          444,546          503,230
- -----------------------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE
          Interest on deposits:
                  NOW accounts                                            14,488           16,006           21,523
                  Money market accounts                                   38,351           47,622           78,710
                  Regular savings                                         10,150           11,330           15,653
                  Certificates of deposit under $100,000                  44,960           60,088           93,770
                  Certificates of deposit $100,000 and over               13,095           17,519           24,717
                  Other time                                              17,460           21,898           24,537
- -----------------------------------------------------------------------------------------------------------------------------------
                  Total interest on deposits                             138,504          174,463          258,910
- -----------------------------------------------------------------------------------------------------------------------------------
          Interest on short-term borrowings                               17,100           17,083           26,503
          Interest on long-term debt (note 9)                              3,854            1,312            1,357
- -----------------------------------------------------------------------------------------------------------------------------------
                  Total interest expense                                 159,458          192,858          286,770
- -----------------------------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME                                                     267,439          251,688          216,460
 Provision for loan losses (note 4)                                      (42,000)          38,500           51,570
- -----------------------------------------------------------------------------------------------------------------------------------
                  Net interest income after provision for loan losses    309,439          213,188          164,890
- -----------------------------------------------------------------------------------------------------------------------------------
 NON-INTEREST INCOME
          Service charges on deposit accounts                             39,169           36,871           35,495
          Commissions and fees on fiduciary activities                    15,250           14,650           12,964
          Investment services income                                       7,667            1,569            1,523
          Merchant discount fees                                           6,529            6,045            6,657
          Trading account revenue                                          2,493            2,435            2,874
          Net gain (loss) on sale of securities available for
                  sale (note 3)                                           (2,028)          (2,974)           3,654
          Gain on sales of branch offices (note 11)                            -              607            3,378
          Other income                                                    21,067           19,445           18,151
- -----------------------------------------------------------------------------------------------------------------------------------
                  Total non-interest income                               90,147           78,648           84,696
- -----------------------------------------------------------------------------------------------------------------------------------
 NON-INTEREST EXPENSE
          Salaries and employee benefits                                 117,347          109,245          109,928
          Net occupancy expense (note 5)                                  22,043           20,930           19,844
          Equipment expense                                               14,436           12,513           14,175
          Systems and processing expense (note 5)                         14,388           13,878            7,172
          FDIC insurance expense                                          12,946           11,863           11,109
          Contribution to First American Foundation (note 12)             10,000                -                -
          Communication expense                                            7,137            7,243            8,454
          Supplies expense                                                 4,524            5,285            4,845
          Foreclosed properties expense (income), net                     (2,481)          10,653           13,844
          Other expenses                                                  39,953           40,773           36,517
- -----------------------------------------------------------------------------------------------------------------------------------
                  Total non-interest expense                             240,293          232,383          225,888
- -----------------------------------------------------------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
          CHANGES IN ACCOUNTING PRINCIPLES                               159,293           59,453           23,698
 Income tax expense (note 13)                                             57,396           17,481            6,761
- -----------------------------------------------------------------------------------------------------------------------------------
 INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
          PRINCIPLES                                                     101,897           41,972           16,937
 Cumulative effect of changes in accounting principles,
          net of tax (note 14)                                               (84)               -                -
- -----------------------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                             $101,813         $ 41,972         $ 16,937
===================================================================================================================================
 PER COMMON SHARE:
          Income before cumulative effect of changes in
                  accounting principles and net income                  $   3.93      $      1.74      $       .73
          Dividends declared                                                 .55              .20                -
===================================================================================================================================
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               25,913           24,082           23,337
===================================================================================================================================
 See accompanying notes to consolidated financial statements.

- -----------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED BALANCE SHEETS
 First American Corporation and Subsidiaries
- -----------------------------------------------------------------------------------------------------------------------
                                                                                               December 31
                                                                                     ----------------------------------
 (in thousands)                                                                          1993               1992
- -----------------------------------------------------------------------------------------------------------------------
 ASSETS
          Cash and due from banks (note 2)                                           $  500,119         $  672,747
          Time deposits with other banks                                                  2,195            117,185
          Securities (note 3):
                  Held to maturity (market value $670,764 and $1,419,061,
                  respectively)                                                         657,835          1,397,557
                  Available for sale (amortized cost $1,356,896 in 1993 and
                  market value $609,910 in 1992)                                      1,392,984            590,387
- -----------------------------------------------------------------------------------------------------------------------
                           Total securities                                           2,050,819          1,987,944
- -----------------------------------------------------------------------------------------------------------------------
          Federal funds sold and securities purchased under agreements to resell        144,785             95,450
          Trading account securities                                                     12,263              7,881
          Loans (note 4):
                  Commercial                                                          1,953,983          1,742,289
                  Consumer--amortizing mortgages                                      1,015,852            641,953
                  Consumer--other                                                       969,929            895,827
                  Real estate--construction                                             106,624            110,452
                  Real estate--commercial mortgages and other                           302,772            325,475
- -----------------------------------------------------------------------------------------------------------------------
                           Total loans                                                4,349,160          3,715,996
                  Unearned discount and net deferred loan fees                            9,072             16,695
- -----------------------------------------------------------------------------------------------------------------------
                           Loans, net of unearned discount and net deferred loan
                           fees                                                       4,340,088          3,699,301
                  Allowance for possible loan losses                                    134,124            181,108
- -----------------------------------------------------------------------------------------------------------------------
                           Total net loans                                            4,205,964          3,518,193
- -----------------------------------------------------------------------------------------------------------------------
          Premises and equipment, net (note 5)                                          102,596            101,324
          Foreclosed properties                                                          18,881             28,646
          Other assets (notes 6 and 13)                                                 150,700            186,950
- -----------------------------------------------------------------------------------------------------------------------
                           TOTAL ASSETS                                              $7,188,322         $6,716,320
=======================================================================================================================
 LIABILITIES
          Deposits (note 7):
                  Demand (non-interest-bearing)                                      $1,232,951         $1,126,615
                  NOW accounts                                                          797,343            719,797
                  Money market accounts                                               1,442,316          1,386,552
                  Regular savings                                                       424,492            391,465
                  Certificates of deposit under $100,000                              1,137,965          1,190,569
                  Certificates of deposit $100,000 and over                             296,285            329,894
                  Other time                                                            327,231            342,346
                  Foreign                                                                31,975             34,601
- -----------------------------------------------------------------------------------------------------------------------
                           Total deposits                                             5,690,558          5,521,839
- -----------------------------------------------------------------------------------------------------------------------
          Short-term borrowings (note 8)                                                756,763            608,579
          Long-term debt (note 9)                                                        65,945             16,896
          Other liabilities (note 10)                                                    93,347            100,685
- -----------------------------------------------------------------------------------------------------------------------
                           TOTAL LIABILITIES                                          6,606,613          6,247,999
- -----------------------------------------------------------------------------------------------------------------------
 Commitments and contingent liabilities (notes 4, 5, 10, 11, 13, 16, and 17)

 SHAREHOLDERS' EQUITY (NOTES 3, 9, 10, 15, AND 17)
          Preferred stock, without par value; authorized 2,500,000 shares                     -                  -
          Common stock, $5 par value; authorized 50,000,000 shares; issued:
                  25,988,201 shares at December 31, 1993; 25,786,205 shares at
                  December 31, 1992                                                     129,941            128,931
          Capital surplus                                                               117,015            114,350
          Retained earnings                                                             313,644            226,113
          Deferred compensation on restricted stock                                        (940)            (1,073)
- -----------------------------------------------------------------------------------------------------------------------
                  Realized Shareholders' Equity                                         559,660            468,321
          Net unrealized gains on securities available for sale, net of tax
          (note 3)                                                                       22,049                  -
- -----------------------------------------------------------------------------------------------------------------------
                           TOTAL SHAREHOLDERS' EQUITY                                   581,709            468,321
- -----------------------------------------------------------------------------------------------------------------------
                           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $7,188,322         $6,716,320
=======================================================================================================================

 See accompanying notes to consolidated financial statements.

- ------------------------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 First American Corporation and Subsidiaries
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Net
                                                                                                           Unrealized
                                                                                             Deferred       Gains on
                                                                                           Compensation    Securities
                                                      Common     Capital    Retained      on Restricted     Available
 (in thousands)                                        Stock     Surplus    Earnings          Stock         for Sale     Total
- ------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1990                         $116,557    $ 79,309    $172,143          $     -       $     -   $368,009
- ------------------------------------------------------------------------------------------------------------------------------------
 Issuance of 43,778 common shares in connection
          with Employee Benefit and Dividend
          Reinvestment Plans (note 10)                   219         145           -                -             -        364
 Issuance of 40,000 shares of restricted common
          stock (note 10)                                200         453           -             (653)            -          -
 Net income, 1991                                          -           -      16,937                -             -     16,937
- ------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1991                          116,976      79,907     189,080             (653)            -    385,310
- ------------------------------------------------------------------------------------------------------------------------------------
 Issuance of 2,012,500 common shares in
          connection with public stock offering
          (note 15)                                   10,063      30,738           -                -             -     40,801
 Issuance of 342,945 common shares in
          connection with Employee Benefit and
          Dividend Reinvestment Plans (note 10)        1,714       3,073           -                -             -      4,787
 Issuance of 35,600 shares of restricted common
          stock (note 10)                                178         632           -             (810)            -          -
 Amortization of deferred compensation on
          restricted stock (note 10)                       -           -           -              390             -        390
 Net income, 1992                                          -           -      41,972                -             -     41,972
 Cash dividends declared ($.20 per common
          share) (note 17)                                 -           -      (4,939)               -             -     (4,939)
- ------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1992                          128,931     114,350     226,113           (1,073)            -    468,321
- ------------------------------------------------------------------------------------------------------------------------------------
 Issuance of 191,396 common shares in
          connection with Employee Benefit Plan,
          net of discount on Dividend
          Reinvestment Plan (note 10)                    957       2,424           -                -             -      3,381
 Issuance of 10,600 shares of restricted common
          stock (note 10)                                 53         241           -             (294)            -          -
 Amortization of deferred compensation on
          restricted stock (note 10)                       -           -           -              427             -        427
 Net income, 1993                                          -           -     101,813                -             -    101,813
 Cash dividends declared ($.55 per common
          share) (note 17)                                 -           -     (14,282)               -             -    (14,282)
 Net unrealized gains on securities available
          for sale, net of tax (notes 3 and 14)            -           -           -                -        22,049     22,049
- ------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1993                         $129,941    $117,015    $313,644          $  (940)      $22,049   $581,709
====================================================================================================================================

 See accompanying notes to consolidated financial statements.

- ----------------------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 First American Corporation and Subsidiaries
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31
                                                                               ---------------------------------------------------
 (in thousands)                                                                   1993            1992         1991
- ----------------------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                                                                     $101,813      $ 41,972     $ 16,937
 Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                              (42,000)       38,500       51,570
          Write-down on foreclosed properties                                      1,251        10,255       10,982
          Depreciation of premises and equipment                                  13,831        12,310       13,259
          Cumulative effect of changes in accounting principles, net of tax           84             -            -
          Amortization of intangible assets                                        2,546         2,382        2,743
          Other amortization, net                                                  4,137           546          956
          Deferred income tax expense (benefit)                                   11,088        (6,250)        (969)
          Net (gain) loss on sale of securities available for sale                 2,028         2,974       (3,654)
          Net loss on sale or write-down of premises and equipment                   525         2,319        1,773
          Gain on sales of branch offices                                              -          (607)      (3,378)
          Change in assets and liabilities, net of effects from purchase of bank subsidiary and sales of branch offices:
                           Decrease in accrued interest receivable                 6,149         6,073        9,405
                           Decrease in accrued interest payable                   (3,885)      (13,523)      (8,642)
                           (Increase) decrease in trading account
                           securities                                             (4,382)        8,675       (3,766)
                           (Increase) decrease in other assets                    40,476       (34,839)     (17,284)
                           Increase (decrease) in other liabilities              (27,993)         (991)      55,798
- ----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                              105,668        69,796      125,730
- ----------------------------------------------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES
          Net (increase) decrease in time deposits with other banks              115,104       (40,095)     (64,996)
          Proceeds from sale of securities available for sale                    858,609       500,447      624,187
          Proceeds from maturities of securities available for sale              348,476         2,327       20,247
          Purchases of securities available for sale                          (1,593,399)     (585,969)    (534,975)
          Proceeds from maturities of securities held to maturity                855,435       608,964      243,881
          Purchases of securities held to maturity                              (461,324)     (855,040)    (503,650)
          Net (increase) decrease in Federal funds sold and securities
                  purchased under agreements to resell                           (47,585)       64,568      (88,198)
          Purchase of bank subsidiary, net of cash acquired                      (25,572)            -            -
          Sales of branch offices, net of cash sold                                    -       (10,642)     (36,546)
          Net (increase) decrease in loans                                      (483,011)       69,533      343,737
          Proceeds from sale of premises and equipment                               656         1,098        4,003
          Purchases of premises and equipment                                    (14,024)       (8,839)      (8,783)
- ----------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                         (446,635)     (253,648)      (1,093)
- ----------------------------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES
          Net increase (decrease) in deposits                                    (16,820)      201,026     (169,116)
          Net increase in short-term borrowings                                  148,184        87,801       57,892
          Proceeds from issuance of long-term debt                                49,680             -            -
          Net repayment of long-term debt                                         (1,804)         (425)        (311)
          Issuance of common shares:
                  Public stock offering                                                -        40,801            -
                  Employee Benefit and Dividend Reinvestment Plans                 3,381         4,787          364
          Cash dividends paid                                                    (14,282)       (4,939)           -
- ----------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) financing activities            168,339       329,051     (111,171)
- ----------------------------------------------------------------------------------------------------------------------------------
          Increase (decrease) in cash and due from banks                        (172,628)      145,199       13,466
          Cash and due from banks, beginning of year                             672,747       527,548      514,082
- ----------------------------------------------------------------------------------------------------------------------------------
          Cash and due from banks, end of year                                  $500,119      $672,747     $527,548
==================================================================================================================================
          Cash paid during the year for:
                  Interest expense                                              $163,028      $206,425     $295,776
                  Income taxes                                                    47,195        16,498        3,684
          Noncash investing activities:
                  Foreclosures                                                    16,054        21,507       71,201
                  Securities transferred to the available for sale
                  classification from the former investment, now held
                           to maturity, category (note 3)                        368,638             -            -
==================================================================================================================================

 See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements of First American Corporation have been prepared in conformity with generally accepted accounting principles including general practices of the banking industry. Certain prior year amounts have been reclassified to conform with current year presentation. The following is a summary of the more significant accounting policies of the Corporation.

CONSOLIDATION

         The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, including its principal subsidiary First American National Bank, as well as First American National Bank of Kentucky and First American Trust Company, N.A. All significant intercompany accounts and transactions have been eliminated in consolidation.

SECURITIES

         Effective December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investments in equity securities that have a readily determinable fair value and investments in debt securities to be classified into three categories, as follows: held to maturity debt securities, trading securities, and securities available for sale.

         Under SFAS No. 115, classification of a debt security as held to maturity is based on the Corporation's positive intent and ability to hold such security to maturity. Securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts, unless there is a decline in value which is considered to be other than temporary, in which case the cost basis of such security is written down to market and the amount of the write-down is included in earnings.

         Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account securities, which are valued at market with unrealized gains and losses included in earnings. Interest rate futures contracts which provide for hedging of trading account securities are also valued at market. Gains or losses on sales and adjustments to market value of trading account securities are included in non-interest income in the consolidated income statements.

         Securities classified as available for sale, which are reported at market value with unrealized gains and losses excluded from earnings and reported, net of tax, in a separate component of shareholders' equity, include all securities not classified as trading account securities or securities held to maturity. These include securities used as part of the Corporation's asset/liability strategy which may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital, and other similar factors. Gains or losses on sale of securities available for sale are recognized at the time of sale, based upon specific identification of the security sold, and are included in non-interest income in the consolidated income statements.

FINANCIAL INSTRUMENTS

         The Corporation enters into interest rate swap and basis swap transactions in connection with its asset/liability management program in managing interest rate exposure. The impact of interest rate swaps and basis swaps is accrued based on expected settlement payments and is recorded as an adjustment to interest income and expense over the life of the related agreements.

         The Corporation also enters into interest rate swap agreements with customers desiring protection from possible adverse future fluctuations in interest rates. As an intermediary, the Corporation maintains a portfolio of generally matched offsetting swap agreements. At inception of the swap agreements, the portion of the compensation related to credit risk and ongoing servicing, if any, is deferred and taken into income over the term of the swap agreements.

         The Corporation also enters into interest rate caps, floors, options, and forward and futures contracts for its asset/liability management program and for its trading activities. Realized and unrealized gains and losses on such instruments which are designated as effective hedges of interest rate exposure are deferred and recognized as interest income or interest expense over the covered periods or lives of the hedged assets or liabilities. Such instruments used in trading activities are carried at market value, and realized and unrealized gains and losses are included in trading account revenue in the consolidated income statements.

LOANS

         Loans are stated at the principal amount outstanding. Unearned discount, deferred loan fees net of loan acquisition costs, and the allowance for possible loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan related costs are being deferred and the net amount amortized as an adjustment of the related loan's yield over the contractual life of the related loan. Unearned discount represents the unamortized amount of finance charges, principally related to certain installment loans. Interest income on loans is generally computed on the outstanding loan balance. Interest income on installment loans which have unearned discount is recognized primarily by the sum-of-the-month's digits method.

         Interest income is generally accrued on all loans. Commercial loans are placed on non-accrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. The decision to place a loan on non-accrual status is based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay. Generally, at the time a loan is placed on a non-accrual status, all interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for possible loan losses. Thereafter, interest on non-accrual loans is recognized in interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A non-accrual loan may be restored to an accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. Generally, consumer loans on which interest or principal is past due more than 120 days are charged off.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

         The provision for loan losses represents a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance for possible loan losses is determined on a quarterly basis using procedures which include: (1) an evaluation of individual criticized and classified credits as determined by internal reviews, of other significant credits, and of non-criticized/classified commercial and commercial real estate credits, to determine estimates of loss probability; (2) an evaluation of various consumer loan categories to determine an estimation of loss on such loans based primarily on historical loss experience of the category; (3) a review of unfunded commitments; and (4) an assessment of various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

         The allowance for possible loan losses consists of an allocated portion and an unallocated, or general, portion. The allocated portion is maintained to cover estimated losses applicable to specific segments of the loan portfolio. The unallocated portion is maintained to absorb losses which probably exist as of the evaluation date but are not identified by the more objective processes used for the allocated portion of the allowance for loan losses due to risk of error or imprecision. While the total allowance consists of an allocated portion and an unallocated portion, these terms are primarily used to describe a process. Both portions of the allowance are available to provide for inherent loss in the entire portfolio.

         The allowance for possible loan losses is increased (decreased) by provisions for loan losses charged (credited) to expense and is reduced (increased) by loans charged off net of recoveries on loans previously charged off. The provision for loan losses is based on management's determination of the amount of the allowance necessary to provide for estimated loan losses based on its evaluation of the loan portfolio. Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision.

FORECLOSED PROPERTIES

         Foreclosed properties include property acquired through foreclosure and in-substance foreclosures. In-substance foreclosed properties are those properties where the borrower retains title but has little or no remaining equity in the property considering its fair value; where repayment can only be expected to come from the operation or sale of the property; and where the borrower has effectively abandoned control of the property or it is doubtful that the borrower will be able to rebuild equity in the property. Foreclosed properties are valued at the lower of cost or fair value minus estimated costs to sell. The fair value of the assets is the amount that the Corporation could reasonably expect to receive for them in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale.
Cost includes loan principal, accrued interest, foreclosure expense, and expenditures for subsequent improvements. The excess of cost over fair value minus estimated costs to sell at the time of foreclosure is charged to the allowance for possible loan losses. Provisions for subsequent declines in fair value minus estimated costs to sell are included in foreclosed properties expense.

DEPRECIATION AND AMORTIZATION

         Premises and equipment is stated at cost less accumulated depreciation and amortization, which is computed principally on the straight-line method based on the estimated useful lives of the respective assets.

         For bank acquisitions accounted for as purchases, the net assets of the banks have been adjusted to their fair values as of the respective acquisition dates. The value of deposit rights and the excess of the purchase price of subsidiaries over net assets acquired are being amortized on a straight-line basis over periods ranging from ten to twenty years. Deposit rights and the excess of the purchase price of subsidiaries over net assets acquired, net of amounts amortized, are included in other assets in the consolidated balance sheets.

EMPLOYEE BENEFIT PLANS

         The Corporation provides a variety of benefit plans to eligible employees. Retirement plan expense is accrued each year, and plan funding represents at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. Differences between expense and funded amounts are carried in other assets or other liabilities. Beginning in 1993, the Corporation recognizes postretirement benefits other than pensions on an accrual basis, and effective December 31, 1993, other postemployment benefits are also recognized on an accrual basis. The Corporation also makes contributions to an employee thrift and profit-sharing plan based on employee contributions and profitability levels of the Corporation.

INCOME TAXES

         The Corporation files a consolidated Federal income tax return, except for its credit life insurance subsidiary, which files a separate return. Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires a change from the deferred method of accounting under Accounting Principles Bulletin No. 11 to the asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance, if necessary, to an amount that more likely than not will be realized.

EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year.

ESTIMATED FAIR VALUES

         Estimates of the fair value of financial instruments are presented within the notes to the consolidated financial statements. Fair value estimates are made at a point in time, based on relevant market information and information about the financial instrument. Such estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. The more significant assumptions used in preparing the Corporation's fair value estimates are set forth below.

         For cash and due from banks, time deposits with other banks, and Federal funds sold and securities purchased under agreements to resell, fair value is estimated to approximate the carrying amount since such instruments mature within 90 days or less and do not present unanticipated credit concerns. The fair value of trading account securities is based on quoted market prices or dealer quotes. Fair values for securities are based on quoted market prices or dealer quotes, if available; however, if a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. For most loans, fair value is estimated by discounting estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit risk and for similar remaining maturities.
For certain homogeneous categories of loans, such as residential mortgages, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

         Under SFAS No. 107, the fair value of deposits with no stated maturity, such as demand deposits, NOW accounts, money market accounts, and regular savings accounts, is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit and other fixed maturity time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. For foreign deposits, the carrying amount is considered a reasonable estimate of fair value due to the frequency with which rates for such deposits are adjusted to a market rate. For short-term borrowings, fair value is estimated to equal the carrying amount since these instruments have a relatively short maturity. Rates for long-term debt with similar terms and remaining maturities are used to estimate fair value of the Corporation's long-term debt.

         The fair value of commitments to extend credit is estimated based on unamortized deferred loan fees and costs. The estimated fair value of the Corporation's outstanding interest rate floor contracts is based on dealer quotes. The estimated fair value of the Corporation's outstanding interest rate and basis swaps is based on estimated costs to settle the obligations with the counterparts at the reporting date.

NOTE 2: CASH AND DUE FROM BANKS

         The Corporation's bank subsidiaries are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. Approximately $171.8 million and $145.5 million of the cash and due from banks balance at December 31, 1993 and 1992, respectively, represented reserves maintained in order to meet Federal Reserve requirements.

NOTE 3:  SECURITIES

SECURITIES HELD TO MATURITY

         The amortized cost, gross unrealized gains, gross unrealized losses, and approximate market values of securities held to maturity at December 31, 1993 and 1992, are presented in the following table:

                                                 Amortized               Unrealized                Market
                                                                   ----------------------
 (in thousands)                                     Cost           Gains           Losses           Value
 --------------------------------------------------------------------------------------------------------
 DECEMBER 31, 1993
   U.S. Treasury and other U.S. Government
     agencies and corporations                 $  627,229         $12,805          $  258       $  639,776
   Other debt securities                           30,606             593             211           30,988
 ---------------------------------------------------------------------------------------------------------
     Total securities held to maturity         $  657,835         $13,398          $  469       $  670,764
 =========================================================================================================
 DECEMBER 31, 1992
   U.S. Treasury and other U.S. Government
     agencies and corporations                 $1,345,681         $20,905          $1,360       $1,365,226
   Other debt securities                           46,417           1,964               5           48,376
 ---------------------------------------------------------------------------------------------------------
     Total debt securities                      1,392,098          22,869           1,365        1,413,602
   Equity securities (essentially Federal
     Reserve Bank stock)                            5,459               -               -            5,459
 ---------------------------------------------------------------------------------------------------------
     Total securities held to maturity         $1,397,557         $22,869          $1,365       $1,419,061
 =========================================================================================================

Included in U.S. Treasury and other U.S. Government agencies and corporations securities held to maturity were agency-issued mortgage-backed securities amounting to $480.5 million ($492.3 million market value) at December 31, 1993, and $943.7 million ($959.8 million market value) at December 31, 1992. Mortgage-backed securities included in other debt securities amounted to $6.9 million ($7.2 million market value) at December 31, 1993, and $35.5 million ($37.3 million market value) at December 31, 1992.

SECURITIES AVAILABLE FOR SALE

         The amortized cost, gross unrealized gains, gross unrealized losses, and approximate market values of securities available for sale at December 31, 1993 and 1992, are presented in the following table:

                                                 Amortized              Unrealized                 Market
                                                                   ---------------------
 (in thousands)                                     Cost           Gains          Losses           Value
 ---------------------------------------------------------------------------------------------------------
 DECEMBER 31, 1993
   U.S. Treasury and other U.S. Government
     agencies and corporations                 $1,332,536        $37,397           $1,450       $1,368,483
   Other debt securities (mortgage-backed
     securities)                                   15,593            141                -           15,734
 ---------------------------------------------------------------------------------------------------------
     Total debt securities                      1,348,129         37,538            1,450        1,384,217
   Equity securities (essentially Federal
     Reserve Bank and Federal Home Loan
     Bank stock)                                    8,767               -               -            8,767
 ---------------------------------------------------------------------------------------------------------
     Total securities available for sale       $1,356,896        $37,538           $1,450       $1,392,984
 =========================================================================================================
 DECEMBER 31, 1992
   U.S. Treasury and other U.S. Government
     agencies and corporations                 $  590,387        $20,300           $  777       $  609,910
 ---------------------------------------------------------------------------------------------------------
     Total securities available for sale       $  590,387        $20,300           $  777       $  609,910
 =========================================================================================================


Included in U.S. Treasury and other U.S. Government agencies and corporations securities available for sale were agency-issued mortgage-backed securities amounting to $992.7 million ($1,016.8 million market value) at December 31, 1993, and $259.3 million ($270.8 million market value) at December 31, 1992.

         Effective December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investments in equity securities that have a readily determinable fair value and investments in debt securities to be classified into three categories, as follows: held to maturity debt securities, trading securities, and available for sale securities. In conjunction with the adoption of SFAS No. 115 on December 31, 1993, the Corporation reclassified $368.6 million of securities to the available for sale classification from the former investment, now held to maturity, category. At that date, unrealized appreciation on total securities available for sale amounted to $36.1 million, resulting in an increase in shareholders' equity of $22.0 million, net of taxes. There was no impact on the Corporation's consolidated net income as a result of the adoption of SFAS No. 115.

         Net realized gains (losses) from the sale of securities available for sale for the years ended December 31, 1993, 1992, and 1991, amounted to $(2,028,000), $(2,974,000), and $3,654,000, respectively. Gross realized gains and losses on such sales were as follows:

                                                                Year Ended December 31
                                          ------------------------------------------------------------------
                                                 1993                     1992                    1991
                                          -------------------    -----------------------   -----------------
                                           Gross      Gross         Gross     Gross         Gross      Gross
                                          Realized  Realized       Realized  Realized      Realized  Realized
 (in thousands)                            Gains     Losses         Gains     Losses        Gains     Losses
 -----------------------------------------------------------------------------------------------------------
 U.S. Treasury and other U.S.
   Government agencies and corporations  $1,680     $3,708        $3,367    $6,275        $4,918     $2,079
 Obligations of states and political
   subdivisions                               -          -             -         -         1,261        657
 Other debt securities                        -          -             -        66           216          5
 -----------------------------------------------------------------------------------------------------------
   Total securities available for sale   $1,680     $3,708        $3,367    $6,341        $6,395     $2,741
 ===========================================================================================================

TOTAL SECURITIES

         The amortized cost and approximate market values of debt securities at December 31, 1993, by average estimated maturity are shown below. The expected maturity for governmental and corporate securities is the stated maturity, and the expected maturity for mortgage-backed securities and other asset-backed securities is based on current estimates of average maturities.

                                           Securities Held to Maturity         Securities Available for Sale
                                           ---------------------------         -----------------------------
                                            Amortized        Market             Amortized          Market
 (in thousands)                               Cost            Value                Cost            Value
 -----------------------------------------------------------------------------------------------------------
 Due in one year or less                     $ 78,065        $ 78,645          $  136,447        $  137,508
 Due after one year through five years        430,574         439,421             881,832           917,042
 Due after five years through ten years        50,956          51,292             178,108           177,837
 Due after ten years                           98,240         101,406             151,742           151,830
 -----------------------------------------------------------------------------------------------------------
         Total debt securities                657,835         670,764           1,348,129         1,384,217
 Equity securities                                  -               -               8,767             8,767
 -----------------------------------------------------------------------------------------------------------
         Total securities                    $657,835        $670,764          $1,356,896        $1,392,984
 ==========================================================================================================

         At December 31, 1993 and 1992, the Corporation held securities with amortized cost amounting to $503.7 million and $528.5 million, respectively, which were issued or guaranteed by the Federal National Mortgage Association and $856.1 million and $597.6 million, respectively, which were issued or guaranteed by the Federal Home Loan Mortgage Corporation.

         Securities carried in the consolidated balance sheets at approximately $1,310.0 million and $909.1 million at December 31, 1993 and 1992, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

NOTE 4:  LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

         The Corporation's bank subsidiaries make commercial, consumer, and real estate loans to its customers, located principally within the Corporation's primary market, which consists of Tennessee and selected portions of adjacent states. Although the bank subsidiaries have a diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions in the Corporation's primary market.

         Loans are either secured or unsecured based on the type of loan and the financial condition of the borrower. The loans are generally expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrower; however, the Corporation is exposed to risk of loss on loans due to the borrower's difficulties, which may arise from any number of factors including problems within the respective industry or economic conditions, including those within the Corporation's primary market.

         Directors and executive officers (and their associates, including companies in which they hold ten percent or more ownership) of the Corporation and its significant subsidiary,

First American National Bank, had loans outstanding with the Corporation and its subsidiaries of $17,124,000 and $9,277,000 at December 31, 1993 and 1992, respectively. During 1993, $701,791,000 of new loans or advances on existing loans were made to such related persons, repayments from such persons totalled $693,872,000, and other reductions for loans which are no longer related were $72,000. The Corporation believes that such loans were made on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other borrowers and did not involve more than the normal risk of collectibility or present other unfavorable features at the time such loans were made.

         The following table is a summary of loans to customers as classified by Standard Industrial Classification (SIC) codes as of December 31, 1993 and 1992. SIC codes are governed by the borrower's type of business, and since balance sheet classifications are governed by the anticipated source of repayment, there are classification differences between the following table and the accompanying consolidated balance sheets.

                                                           Percent                     Total      Percent of
                                               Funded     of Funded     Unfunded     Funded and   Funded and
 (dollars in thousands)                       Balance      Balance     Commitments    Unfunded     Unfunded
 -------------------------------------------------------------------------------------------------------------
 DECEMBER 31, 1993
   Consumer                               $2,056,182         47.4%     $283,730   $2,339,912            41.2%
   Contractors/Developers                    111,688          2.6        65,368      177,056             3.1
   Manufacturing                             352,548          8.1       269,614      622,162            11.0
   Transportation/Communication/Utilities    133,469          3.1       120,668      254,137             4.5
   Wholesale                                 217,059          5.0       147,623      364,682             6.4
   Retail                                    388,573          9.0       181,870      570,443            10.1
   Finance/Insurance/Real Estate             497,034         11.4        99,957      596,991            10.5
   Services                                  504,030         11.6       133,090      637,120            11.2
   Unclassified/Other                         79,505          1.8        34,221      113,726             2.0
 -------------------------------------------------------------------------------------------------------------
      Total                               $4,340,088        100.0%   $1,336,141   $5,676,229           100.0%
 =============================================================================================================
 DECEMBER 31, 1992
   Consumer                               $1,629,035         44.0%     $260,622   $1,889,657            39.4%
   Contractors/Developers                    125,808          3.4        59,491      185,299             3.9
   Manufacturing                             349,972          9.5       203,595      553,567            11.5
   Transportation/Communication/Utilities     88,188          2.4       105,482      193,670             4.0
   Wholesale                                 204,004          5.5       121,132      325,136             6.8
   Retail                                    274,856          7.4       159,585      434,441             9.1
   Finance/Insurance/Real Estate             519,178         14.0        79,403      598,581            12.4
   Services                                  418,597         11.3        94,803      513,400            10.7
   Unclassified/Other                         89,663          2.5        15,978      105,641             2.2
 -------------------------------------------------------------------------------------------------------------
      Total                               $3,699,301        100.0%   $1,100,091   $4,799,392           100.0%
 =============================================================================================================

         Consumer loans include amortizing mortgages, installment loans, single payment loans, and open end loans and are made for varying purposes. At year-end 1993 and 1992, outstanding consumer installment automobile loans, net of unearned discount and net deferred loan fees, were $623.7 million and $532.0 million, respectively, and consumer amortizing mortgage loans amounted to $1,015.9 million and $642.0 million, respectively.

         The estimated fair value of total loans, net of unearned discount and net deferred loan fees, outstanding at December 31, 1993 and 1992, was $4,295.0 million and $3,649.1 million, respectively. The estimated fair value of loans includes credit risk considerations. At year-end 1993 and 1992, the carrying value of loans, net of unearned discount and net deferred loan fees, was $4,340.1 million and $3,699.3 million, respectively.

         At December 31, 1993 and 1992, loans on a non-accrual status amounted to $21.7 million and $59.9 million, respectively. Interest income not recognized on non-accrual loans was approximately $1.1 million in 1993, $3.6 million in 1992, and $8.3 million in 1991. Interest income recognized on a cash basis on non-accrual loans was $1.2 million, $1.0 million, and $1.1 million for the same respective periods. Restructured loans amounted to approximately $.5 million at December 31, 1992, and $2.2 million at December 31, 1991 (none at December 31, 1993). Restructured loans had little effect on interest income during 1993, 1992, or 1991.

         Transactions in the allowance for possible loan losses were as follows:

                                                                            Year Ended December 31
                                                                   ----------------------------------------
 (in thousands)                                                      1993           1992            1991
 ----------------------------------------------------------------------------------------------------------
 Balance, January 1                                                $181,108       $181,031         $190,000
 Provision (credited) charged to operating expenses                 (42,000)        38,500           51,570
 Allowance of subsidiary purchased (note 11)                          1,296              -                -
 ----------------------------------------------------------------------------------------------------------
   Subtotal                                                         140,404        219,531          241,570

 Less loans charged off, net of recoveries of $20,337,
   $15,489, and $15,170, respectively                                (6,280)       (38,423)         (60,539)
 ----------------------------------------------------------------------------------------------------------
 Balance, December 31                                              $134,124       $181,108         $181,031
 ==========================================================================================================


         Net charge-offs (recoveries) by major loan categories were as follows:

                                                                            Year Ended December 31
                                                                     --------------------------------------
 (in thousands)                                                      1993           1992            1991
 ----------------------------------------------------------------------------------------------------------
 Commercial                                                          $ (338)       $20,187          $26,868
 Consumer--amortizing mortgages                                         (97)         2,817            2,382
 Consumer--other                                                      5,626         10,088           11,460
 Real estate--construction                                              466          2,264           14,691
 Real estate--commercial mortgages and other                            623          3,067            5,138
 ----------------------------------------------------------------------------------------------------------
   Total net charge-offs                                             $6,280        $38,423          $60,539
 ==========================================================================================================


         During May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which must be adopted on a prospective basis by January 1995. SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At this time, the Corporation is evaluating when and how it will adopt SFAS No. 114, as well as the possible financial impact of this statement to the Corporation.

NOTE 5:  PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

         Premises and equipment is summarized as follows:

                                                               December 31
                                                          ----------------------
 (in thousands)                                            1993           1992
 -------------------------------------------------------------------------------
 Land                                                    $ 19,223       $ 18,415
 Buildings                                                 92,329         90,163
 Furniture and equipment                                   91,426         82,368
 Leasehold improvements                                    16,729         15,857
 -------------------------------------------------------------------------------
         Subtotal                                         219,707        206,803
 Accumulated depreciation and amortization                117,111        105,479
 -------------------------------------------------------------------------------
 Total premises and equipment                            $102,596       $101,324
 ===============================================================================

         Depreciation and amortization expense of premises and equipment for 1993, 1992, and 1991 was $13,831,000, $12,310,000, and $13,259,000,
respectively.

         Non-cancelable minimum operating lease commitments for real property amount to $7,850,000 for 1994; $7,607,000 for 1995; $7,393,000 for 1996;
$6,982,000 for 1997; $6,464,000 for 1998; and $41,510,000 thereafter.  In the normal course of business, management expects that leases will be renewed or replaced by other leases. Rent expense, net of rental income on bank premises, for 1993, 1992, and 1991 was $3,522,000, $4,126,000, and $5,187,000,
respectively. Rental income on bank premises for 1993, 1992, and 1991 was $3,959,000, $3,809,000, and $3,722,000, respectively.

         The Corporation also has a data processing outsourcing agreement expiring in 2001 that has an annual base expense of $12 million. Total annual fees can vary with cost of living adjustments and changes in services provided by the vendor, which services depend upon the Corporation's volume of business and system needs. The related expense is included in systems and processing expense in the consolidated income statements.

NOTE 6:  INTANGIBLE ASSETS

         Total intangible assets representing deposit rights and excess of purchase price of subsidiaries over net assets acquired amounted to $25,963,000 and $20,040,000 at December 31, 1993 and 1992, respectively, and are included in other assets on the consolidated balance sheets (see note 11).
Approximately $6,998,000 of the intangible asset balance at December 31, 1993, is available for future tax deductibility as a core deposit intangible. Amortization expense of intangible assets was $2,546,000, $2,382,000, and $2,743,000 in 1993, 1992, and 1991, respectively.

NOTE 7:  DEPOSITS

         As the Corporation's average contractual rates on its outstanding time deposits are estimated to be higher than rates currently offered for comparable new time deposits, the Corporation's estimated fair value of total deposits ($5,699.1 million) exceeds the carrying amount of total deposits ($5,690.6 million) by $8.5 million at December 31, 1993. At year-end 1992, the estimated fair value of total deposits was $5,528.1 million compared with a carrying amount of $5,521.8 million.

NOTE 8:  SHORT-TERM BORROWINGS

         Short-term borrowings are issued on normal banking terms and consisted of the following:

                                                                                         December 31
                                                                                    -----------------------
 (in thousands)                                                                     1993            1992
 ----------------------------------------------------------------------------------------------------------
 Federal funds purchased and securities sold under agreements to repurchase       $664,826         $588,950
 Other short-term borrowings                                                        91,937           19,629
 ----------------------------------------------------------------------------------------------------------
   Total short-term borrowings                                                    $756,763         $608,579
 ==========================================================================================================

At December 31, 1993, Federal funds purchased and securities sold under agreements to repurchase included $55.0 million of Federal funds purchased due within five months. Other short-term borrowings is essentially composed of U.S. Treasury tax and loan accounts. The carrying amount of short-term borrowings approximates fair value due to the short maturity of these financial instruments.

         The following table presents information regarding Federal funds purchased and securities sold under agreements to repurchase.


                                                                                December 31
                                                                  ---------------------------------------------
 (in thousands)                                                      1993           1992            1991
 --------------------------------------------------------------------------------------------------------------
 Federal funds purchased and securities sold under agreements to repurchase:
    Amount outstanding at December 31                             $664,826       $588,950         $496,691
    Average rate at December 31                                          2.75%          2.71%            4.00%
    Average amount outstanding during the year                    $587,059       $519,521         $457,262
    Average rate paid for year                                           2.64%          3.14%            5.48%
    Maximum amount outstanding at any month-end                   $672,614       $588,950         $516,684
 ==============================================================================================================



NOTE 9:  LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                                         December 31
                                                                                   ------------------------
 (in thousands)                                                                     1993            1992
 ----------------------------------------------------------------------------------------------------------
 6 7/8% subordinated notes (effective rate of 6.965%) due 2003, interest
         payable semiannually (less unamortized discount of $297)                  $49,703          $     -
 7 5/8% debentures due December 15, 2002, interest payable semiannually             13,593           15,093
 Other                                                                               2,649            1,803
 ----------------------------------------------------------------------------------------------------------
         Total long-term debt                                                      $65,945          $16,896
 ==========================================================================================================

         During first quarter 1993, the Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue $100 million of subordinated debt securities. The Corporation issued $50 million of subordinated notes under the shelf registration statement during second quarter 1993. The notes are non-callable.

         The 7 5/8% debentures amounted to $13.6 million at December 31, 1993, from the original issuance amount of $25,000,000 under an indenture dated December 15, 1972. These debentures will be redeemed at 101.22% of the principal amount, effective January 31, 1994.

         The Corporation owns a parking garage which was financed through an Industrial Revenue Bond due April 1, 1997. Indebtedness at December 31, 1993 and 1992, totalled $1,420,000 and $1,735,000, respectively. Sinking fund requirements of this debt amount to $330,000 for 1994; $345,000 for 1995; $365,000 for 1996; and $380,000 for 1997. The interest rate on these bonds is 5.9% for the remaining life of the bonds.

         At December 31, 1993, the Corporation had outstanding advances from the Federal Home Loan Bank of $1,150,000 maturing September 28, 2007, at an interest rate of 3.891%.

         On December 31, 1993, the Corporation had a revolving credit agreement with three banks which provided for loans of up to $50 million. Under the terms of the revolving credit agreement, which expires in March 1994, the Corporation pays a fee for the availability of these funds. Interest to be paid on outstanding balances will be computed based on the prime interest rate of the lending banks, Eurodollar rates, or adjusted certificate of deposit rates, as selected by the Corporation. The Corporation had no revolving credit borrowings outstanding at December 31, 1993 or 1992.

         The terms of these agreements provide, among other things, for restrictions on payment of cash dividends and purchases, redemptions, and retirement of capital shares. Under the Corporation's most restrictive debt covenant, approximately $155.7 million of retained earnings was available to pay dividends as of December 31, 1993.

         The estimated fair value of long-term debt outstanding at December 31, 1993 and 1992, was $66.5 million and $16.7 million, respectively, as compared with carrying value of $65.9 million and $16.9 million, respectively. The differences reflect that the Corporation's contractual rates on its existing long-term debt outstanding are slightly higher (lower for 1992) than rates estimated to be currently offered for comparable new long-term debt.

NOTE 10:  EMPLOYEE BENEFITS

RETIREMENT PLAN

         The Corporation and its subsidiaries participate in a non-contributory retirement plan with death and disability benefits covering substantially all employees with one or more years of service. The benefits are based on years of service and average monthly earnings of a participant for the 60 consecutive months which produce the highest average earnings.

         The following table sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31, 1993 and 1992:

 (in thousands)                                                                     1993            1992
- -------------------------------------------------------------------------------------------------------------
 Plan assets at fair value, primarily U.S. bonds and listed stocks                 $84,540          $77,809
- -------------------------------------------------------------------------------------------------------------
 Actuarial present value of benefits for service rendered to date:
   Accumulated benefit obligation, including vested benefits of $71,258 and
    $63,272, respectively                                                           74,431           64,567
   Additional benefits based on projected future compensation                       12,046           11,925
- -------------------------------------------------------------------------------------------------------------
   Projected benefit obligation                                                     86,477           76,492
- -------------------------------------------------------------------------------------------------------------
 Plan assets in excess of accumulated benefit obligation                            10,109           13,242
- -------------------------------------------------------------------------------------------------------------
 Plan assets greater (less) than projected benefit obligation                       (1,937)           1,317
 Unrecognized net loss from past experience different from that assumed and
   effects of changes in assumptions                                                 6,009            1,870
 Unrecognized net transition asset                                                  (2,105)          (2,406)
 Unrecognized prior service cost                                                       760              900
- -------------------------------------------------------------------------------------------------------------
 Prepaid pension cost                                                              $ 2,727          $ 1,681
=============================================================================================================


Net pension expense included the following components:

                                                                            Year Ended December 31
                                                                 --------------------------------------------
 (in thousands)                                                      1993           1992            1991
- -------------------------------------------------------------------------------------------------------------
 Service cost for benefits earned during the period                 $2,484         $2,383           $2,479
 Interest cost on projected benefit obligation                       6,096          5,593            5,270
 Actual return on plan assets                                       (6,987)        (4,003)         (12,608)
 Net amortization and deferral                                         956         (1,804)           8,069
- -------------------------------------------------------------------------------------------------------------
 Net periodic pension expense                                       $2,549         $2,169           $3,210
=============================================================================================================


The following table presents assumptions used in determining the actuarial present value of the projected benefit obligation for the pension plan:

                                                                 Year Ended December 31
                                                                -------------------------
                                                                   1993           1992
- -----------------------------------------------------------------------------------------
 Weighted average discount rate                                      7.5%          8.0%
 Rate of increase in future compensation level                       4.5           5.0
 Expected long-term rate of return on plan assets                    9.0           9.0
=========================================================================================


SUPPLEMENTAL RETIREMENT PLAN

         The Corporation has a supplemental retirement plan which provides supplemental retirement benefits to certain executives of the Corporation.
This plan became effective on January 1, 1989, and the expense was $82,000 in 1993, $707,000 in 1992, and $213,000 in 1991. The higher level of expense in 1992 was due to early retirements. Benefit payments from the plan are made from general assets of the Corporation. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation in 1993 were 7.5% and 4.5%, respectively, and in 1992 were 8.0% and 5.0%, respectively.

OTHER POSTRETIREMENT BENEFITS

         In addition to pension benefits, the Corporation and its subsidiaries have defined postretirement benefit plans that provide medical insurance and death benefits for retirees and eligible dependents. Because the death benefit plan is not significant, it is combined with the health care plan for disclosure purposes.

         Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the cost of postretirement benefits other than pensions to be recognized on an accrual basis as employees perform services to earn such benefits. The Corporation's previous practice, like most companies, was to expense such costs on a pay-as-you-go basis. The Corporation recognized this change during 1993 as a cumulative effect of a change in accounting principle, resulting in a one-time non-cash charge of $17.5 million before taxes ($11.6 million after taxes). This charge represents the discounted present value of expected future retiree medical and death benefits attributed to employees' service rendered prior to 1993. See note 14.

         The status of the plans at December 31, 1993, was as follows:

 (in thousands)                                                                                        1993
- ------------------------------------------------------------------------------------------------------------
 Accumulated postretirement benefit obligation:
         Retirees                                                                                   $12,699
         Fully eligible active plan participants                                                      1,358
         Other active plan participants                                                               4,176
- ------------------------------------------------------------------------------------------------------------
                  Total accumulated postretirement benefit obligation                                18,233
 Plan assets at market value                                                                              -
- ------------------------------------------------------------------------------------------------------------
 Accumulated postretirement benefit obligation in excess of plan assets                              18,233
 Unrecognized net gain from past experience different from that assumed
         and effects of changes in assumptions                                                         (510)
- ------------------------------------------------------------------------------------------------------------
 Accrued postretirement benefit cost                                                                $17,723
============================================================================================================

         The components of net periodic expense for postretirement benefits in 1993 were as follows:

 (in thousands)                                                                                        1993
- -----------------------------------------------------------------------------------------------------------
 Service cost - benefits earned during the year                                                     $   314
 Interest cost on accumulated postretirement benefit obligation                                       1,355
- -----------------------------------------------------------------------------------------------------------
         Net periodic postretirement benefit expense                                                $ 1,669
===========================================================================================================


         The Corporation continues to fund medical and death benefit costs principally on a pay-as-you-go basis. Postretirement benefit expense for 1992 and 1991, which were recorded on a cash basis, have not been restated and were $.6 million and $.7 million, respectively.

         For measurement purposes, a 10.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1994, declining gradually to 5.5% per year by 2011 and remaining at that level thereafter. The discount rate used to determine the accumulated postretirement benefit obligation was 7.5%, and the assumed long-term rate of compensation increase was 4.5%.

         The health care cost trend rate assumption has a significant effect on the accumulated postretirement benefit obligation and net periodic benefit costs. A 1% increase in the trend rate for health care costs would have increased the accumulated postretirement benefit obligation by $1.7 million as of December 31, 1993, and the net periodic expense (service cost and interest cost) would have increased by $138,000 for 1993.

POSTEMPLOYMENT BENEFITS

         Effective December 31, 1993, the Corporation adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires employers to recognize a liability for postemployment benefits under certain circumstances. The Corporation's short-term and long-term disability benefits, survivor income benefits, and certain other benefits are governed by this statement. The Corporation recognized this item during fourth quarter 1993 as a cumulative effect of a change in accounting principle, resulting in a one-time non-cash charge of $2.0 million before taxes ($1.3 million after taxes). Prior to this date, postemployment benefit expenses were recognized on a pay-as-you-go basis. See note 14.

OTHER EMPLOYEE BENEFITS

         The Corporation has executive incentive compensation plans covering certain officers and other key employees of the Corporation. The plans provide for incentives based on the attainment of annual and long-term performance goals. Executive incentive compensation plans also include stock option programs, which provide for the granting of incentive stock options and non-statutory options to key employees. Additionally, the Corporation has a stock option plan for non-employee directors. As of December 31, 1993, the Corporation had approximately 1.8 million shares of common stock reserved for issuance under these plans.

         During 1991 through 1993, the Corporation has issued 86,200 shares of restricted common stock to certain executive officers. The restrictions lapse within 15 years; however, if certain performance criteria are met, restrictions will lapse earlier. The amount recorded for the restricted stock issued is based on the market value of the Corporation's common stock on the award dates and is shown as deferred compensation in the consolidated statements of changes in shareholders' equity. Such compensation expense is recognized over a 3- to 15-year period.

         Stock options granted under option programs have been at 85% to 100% of the market price on the day of grant. Each stock option is for one share of common stock. Some options are exercisable immediately, while some options are exercisable over a period of time and may be exercisable earlier if certain performance criteria are met. All options expire within a ten-year period from the date of grant. The market price of the Corporation's stock was $32.00 at December 31, 1993.

         The following table presents a summary of stock option and restricted stock activity:

                                                                  Total      Exercisable        Exercise
                                                Available    Option Shares  Option Shares         Price
                                                for Grant      Outstanding   Outstanding        Per Share
- -------------------------------------------------------------------------------------------------------------
 OPTIONS OUTSTANDING, DECEMBER 31, 1990           238,465      1,055,669        909,514     $15.83 -$27.375
         Shares reserved                        1,001,472              -              -          N/A
         Options granted                         (633,500)       633,500              -      8.875 - 16.875
         Restricted stock incentive awards        (40,000)             -              -          N/A
         Options which became exercisable               -              -        139,347      15.83 - 21.875
         Options exercised                              -        (22,045)       (22,045)      8.875- 15.83
         Options cancelled or expired             225,536       (225,536)      (221,399)     15.83 - 27.375
- -------------------------------------------------------------------------------------------------------------
 OPTIONS OUTSTANDING, DECEMBER 31, 1991           791,973      1,441,588        805,417      8.875 - 27.375
         Shares reserved                          209,289              -              -          N/A
         Options granted                         (404,455)       404,455              -     20.875 - 22.875
         Restricted stock incentive awards        (35,600)             -              -          N/A
         Options which became exercisable               -              -        546,926      8.875 - 26.875
         Options exercised                              -       (279,417)      (279,417)     8.875 - 23.50
         Options cancelled or expired             227,681       (227,681)      (214,181)     8.875 - 27.375
         Expiration of shares available for      (304,682)             -              -          N/A
         grant
- -------------------------------------------------------------------------------------------------------------
 OPTIONS OUTSTANDING, DECEMBER 31, 1992           484,206      1,338,945        858,745      8.875 - 27.375
         Shares reserved                          200,000              -              -          N/A
         Options granted                         (234,500)       234,500              -     25.50  - 33.125
         Restricted stock incentive awards        (10,600)             -              -          N/A
         Options which became exercisable               -              -        106,440     14.75  - 22.875
         Options exercised                              -       (190,411)      (190,411)     8.875 - 27.375
         Options cancelled or expired               4,250        (19,731)       (16,181)    21.125 - 27.375
- -------------------------------------------------------------------------------------------------------------
 OPTIONS OUTSTANDING, DECEMBER 31, 1993           443,356      1,363,303        758,593    $ 8.875 -$33.125
=============================================================================================================

         The Corporation has a combination savings thrift and profit-sharing plan ("FIRST Plan") available to substantially all full-time employees. In connection with the plan, 1,350,000 shares of the Corporation's common stock have been reserved for issuance. At year-end 1993, 580,000 of these shares had been issued. The plan is funded by employee and employer contributions. The Corporation's annual contribution to the plan is based upon the amount of basic contributions of participants, participants' compensation, and the achievement of certain corporate performance standards and may be made in the form of cash or the Corporation's common stock with a market value equal to the cash contribution amount. During 1993, 1992, and 1991, 94,193 shares, 3,538 shares, and 172,557 shares, respectively, were purchased in the open market for the FIRST Plan. During 1992, 62,961 shares were issued by the Corporation in connection with the FIRST Plan (none in 1993 or 1991). Total plan expense in 1993, 1992, and 1991 was $2,919,000, $1,203,000, and $551,000, respectively.
During 1993, 1992, and 1991, the Corporation matched participating employees' qualifying contributions by 100%, 50%, and 25%, respectively.

NOTE 11:  ACQUISITIONS AND SALES

         On October 1, 1993, the Corporation acquired all of the outstanding shares of First American National Bank of Kentucky (FANBKY), formerly known as First Federal Savings and Loan Association of Bowling Green, a $219.0 million national bank headquartered in Bowling Green, Kentucky, for $27.5 million. This transaction was accounted for as a purchase. All financial data after the acquisition date has been adjusted to reflect the purchase and, consistent with the purchase method of accounting, the results of operations of FANBKY are included in the Corporation's consolidated income statement beginning October 1, 1993. Total fair value of net assets of FANBKY on the acquisition date was approximately $19,051,000. The excess of the purchase price over the fair value of the net assets acquired was $8,449,000 at the acquisition date and is being amortized over 10 years. Net interest income and net income of FANBKY for the year ended December 31, 1992, were $8,325,000 and $2,541,000, respectively, and for the first nine months of 1993 were $5,156,000 and $1,837,000, respectively. FANBKY operates three branches in Warren and Simpson Counties in southern Kentucky.

         During fourth quarter 1993, the Corporation signed a definitive stock purchase agreement for the Corporation to acquire Fidelity Crossville Corporation (FCC), the parent company of First Fidelity Savings Bank, F. S. B. (First Fidelity) located in Crossville, Tennessee for $6.5 million. First Fidelity, with approximately $50 million in total assets at December 31, 1993, has offices in Crossville and Fairfield Glade. The acquisition of FCC and the merger of First Fidelity into First American National Bank are expected to be completed in the first half of 1994, subject to various conditions, including regulatory approval. The transaction will be accounted for as a purchase.

         The Corporation consummated the sale of one branch office in 1992, with deposits of approximately $11.3 million at the date of sale, and three branch offices in 1991, with deposits aggregating approximately $54.8 million at the respective dates of sale. These transactions resulted in a 1992 pre-tax gain of approximately $.6 million and a 1991 aggregate pre-tax gain of approximately $3.4 million.

NOTE 12:  FIRST AMERICAN FOUNDATION

         The Corporation's non-interest expenses for 1993 include a $10.0 million charitable contribution to First American Foundation, a not-for-profit private foundation formed in 1993 to facilitate the Corporation's charitable contributions.

NOTE 13:  INCOME TAXES

         Effective January 1, 1993, the Corporation prospectively adopted Statement of Financial Accounting Standards (SFAS) No. 109, which requires a change from the deferred method (an income statement approach) of accounting for income taxes under Accounting Principles Bulletin No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The cumulative effect of the adoption of SFAS No. 109 was a $12.8 million benefit. See note 14.

         SFAS No. 109 requires that the tax benefit of deductible temporary differences be recorded as an asset to the extent that management assesses the utilization of such temporary differences to be "more likely than not." In accordance with SFAS No. 109, the realization of tax benefits of deductible temporary differences depends on whether the Corporation has sufficient taxable income within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts. As of January 1, 1993, the Corporation had net deductible temporary differences of $165.5 million. For Federal tax purposes, taxable income in the carryback and estimates of taxable income in the carryforward periods were expected to be sufficient to utilize this amount; however, for state purposes Tennessee law does not permit carrybacks and thus a valuation allowance was established for the portion of the net deductible temporary differences that was not expected to be realized within a twelve-month carryforward period, which is the period over which management believes is prudent to make projections of taxable income for such purposes. Based on projections of Tennessee 1993 taxable income at the beginning of 1993, a valuation allowance of $3,942,000 was established
(as of January 1, 1993).

         The net change in the total valuation allowance for the year ended December 31, 1993, was a net decrease of $2,596,000; consisting of an increase related to the adoption of SFAS No. 106 (accounting for postretirement benefits) of $1,050,000, an increase related to the adoption of SFAS No. 112 (accounting for postemployment benefits) of $120,000, and a decrease of $3,766,000 related to continuing operations. The valuation allowance for deferred tax assets as of December 31, 1993, was $1,346,000.

         The components of income tax expense (benefit) are as follows:

                                                                              Year Ended December 31
                                                                    -----------------------------------------
 (in thousands)                                                          1993          1992          1991
- -------------------------------------------------------------------------------------------------------------
 Current income tax expense:
   Federal                                                            $39,221       $19,254         $7,715
   State                                                                7,087         4,477             15
- -------------------------------------------------------------------------------------------------------------
    Total current income tax expense                                   46,308        23,731          7,730
- -------------------------------------------------------------------------------------------------------------
 Deferred income tax expense (benefit):
   Federal                                                             12,495        (6,247)          (969)
   State                                                               (1,407)           (3)             -
- -------------------------------------------------------------------------------------------------------------
    Total deferred income tax expense (benefit) from operations        11,088        (6,250)          (969)
- -------------------------------------------------------------------------------------------------------------
 Total income tax expense from operations                              57,396        17,481          6,761
- -------------------------------------------------------------------------------------------------------------
 Income tax expense (benefit) on cumulative effect of change in accounting principles
    SFAS No. 106 regarding postretirement benefits
      Federal                                                          (5,950)            -              -
      State                                                                 -             -              -
- -------------------------------------------------------------------------------------------------------------
   Total income tax benefit of adoption of SFAS No. 106                (5,950)            -              -
- -------------------------------------------------------------------------------------------------------------
    SFAS No. 109 regarding income taxes
      Federal                                                          (6,771)            -              -
      State                                                            (5,995)            -              -
- -------------------------------------------------------------------------------------------------------------
   Total income tax benefit of adoption of SFAS No. 109               (12,766)            -              -
- -------------------------------------------------------------------------------------------------------------
    SFAS No. 112 regarding postemployment benefits
      Federal                                                            (700)            -              -
      State                                                                 -             -              -
- -------------------------------------------------------------------------------------------------------------
   Total income tax benefit of adoption of SFAS No. 112                  (700)            -              -
- -------------------------------------------------------------------------------------------------------------
   Total income tax benefit on cumulative effect of
    change in accounting principles                                   (19,416)            -              -
- -------------------------------------------------------------------------------------------------------------
   Total income tax expense affecting shareholders' equity            $37,980       $17,481         $6,761
=============================================================================================================

         In addition to amounts in the above table, the Corporation provided taxes relating to the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, there were $36,088,000 of unrealized gains on securities available for sale being credited directly to shareholder's equity. The tax effect applicable to the unrealized gain was $14,039,000 (composed of $11,873,000 Federal tax and $2,166,000 state tax).

         Total income tax expense (benefit) includes the effect of related tax expense (benefit) on security transactions amounting to $(789,000) in 1993, $(1,129,000) in 1992, and $731,000 in 1991.

         The following table presents a reconciliation of the provision for income taxes as shown in the consolidated income statements with that which would be computed by applying the statutory Federal income tax rates of 35% for 1993 and 34% for 1992 and 1991 to income (loss) before income taxes, including security transactions.

                                                                            Year Ended December 31
                                                                  ------------------------------------------
 (in thousands)                                                      1993           1992            1991
- ------------------------------------------------------------------------------------------------------------
 Tax expense at statutory rates                                    $55,753        $20,214           $8,057
 Increase (decrease) in taxes resulting from:
   Tax-exempt interest                                              (2,378)        (2,771)          (4,395)
   State income taxes, net of Federal income tax                     3,692          2,953               10
   Federal income tax rate change adjustment of deferred
    taxes                                                           (1,781)             -                -
   Provision for audits in process                                       -          1,000            2,100
   Utilization of tax credits                                            -         (5,623)               -
   Other, net                                                        2,110          1,708              989
- ------------------------------------------------------------------------------------------------------------
 Actual tax expense from operations                                $57,396        $17,481           $6,761
============================================================================================================

         The 1992 total income tax expense for financial reporting purposes included the benefit from utilization of tax credit carryforwards amounting to $5.6 million (general business credit carryforwards of $4.9 million and alternative minimum tax credits of $.7 million).

         The current portion of income tax expense is based on tax return computations, essentially regular tax (imposed at 35% on taxable income in 1993 and 34% on taxable income in 1992 and 1991) adjusted for alternative minimum taxes, if any. Current Federal income tax expense includes the utilization of alternative minimum tax credits amounting to $3,401,000 in 1992 and $381,000 in 1991.

         Accumulated deferred taxes aggregated net assets of $38,249,000 at December 31, 1993, and $47,303,000 at December 31, 1992, and are included in other assets on the consolidated balance sheets. Management believes that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. The tax effects of temporary differences that give rise to the significant portions of deferred tax assets and deferred tax liabilities at December 31, 1993, are as follows:

 (in thousands)                                                                            December 31, 1993
- --------------------------------------------------------------------------------------------------------------
 Deferred tax assets
  Allowance for loan losses                                                                         $49,952
  Postretirement benefit obligation                                                                   7,391
  Deferred directors' compensation                                                                    1,993
  Deferred loan fees                                                                                  2,008
  Other                                                                                               8,716
- --------------------------------------------------------------------------------------------------------------
   Total gross deferred tax assets                                                                   70,060
   Less valuation allowance                                                                          (1,346)
- --------------------------------------------------------------------------------------------------------------
   Net deferred tax assets, net of valuation allowance                                               68,714
- --------------------------------------------------------------------------------------------------------------
 Deferred tax liabilities
  Property, plant, and equipment                                                                      6,041
  Direct lease financing                                                                              5,000
  Unrealized gain on securities available for sale                                                   14,039
  Core deposit intangibles                                                                            2,475
  Other                                                                                               2,910
- --------------------------------------------------------------------------------------------------------------
   Total gross deferred tax liabilities                                                              30,465
- --------------------------------------------------------------------------------------------------------------
   Net deferred tax assets                                                                          $38,249
==============================================================================================================

         Income tax expense from operations for 1993 includes deferred taxes of $11,088,000. Included in this amount is a $3,766,000 benefit applicable to a decrease in the valuation allowance and a $1,781,000 benefit applicable to a change in the Federal income tax rate from 34% in 1992 to 35% in 1993.

         The tax effects of timing differences that give rise to significant portions of deferred tax expense (benefit) for the years ended December 31, 1992, and December 31, 1991, are as follows:

                                                                                     Year Ended December 31
                                                                                -------------------------------
 (in thousands)                                                                       1992           1991
- ---------------------------------------------------------------------------------------------------------------
 Provision for loan losses                                                          $   (29)       $ 3,062
 Leasing operations                                                                  (1,100)        (2,611)
 Accelerated depreciation                                                            (1,793)        (1,066)
 Deferred loan fees                                                                  (1,342)          (174)
 Pension expense                                                                        343           (144)
 Write-down on foreclosed properties                                                   (398)        (1,156)
 Accreted discount                                                                      114           (305)
 Directors' deferred compensation                                                      (111)           (71)
 Legal contingency                                                                      133            228
 Charitable contributions                                                                61            525
 Other, net                                                                            (419)            84
- ---------------------------------------------------------------------------------------------------------------
 Total deferred income tax benefit available                                         (4,541)        (1,628)
 Deferred tax assets (recognized) not recognized                                     (1,709)           659
- ---------------------------------------------------------------------------------------------------------------
      Total deferred income tax benefit                                             $(6,250)       $  (969)
===============================================================================================================

         During 1993, the Corporation and the Internal Revenue Service (IRS) reached a settlement agreement of the IRS's examination of the Corporation's 1987 and 1988 consolidated Federal income tax returns. The results of this settlement have been previously reflected in the Corporation's consolidated financial statements. The IRS is currently examining the 1989 and 1990 consolidated Federal income tax returns of First American Corporation and subsidiaries. No material unrecorded tax liability is expected to result from the current examination.

NOTE 14:  CHANGES IN ACCOUNTING PRINCIPLES

         The cumulative effect of changes in accounting principles reflected in the 1993 consolidated income statement relates to the Corporation's 1993 adoption of Statements of Financial Accounting Standards (SFAS), as follows:

                                                                                               Year Ended
 (in thousands)                                                                            December 31, 1993
- -------------------------------------------------------------------------------------------------------------
 SFAS No. 106 regarding postretirement benefits, net of tax                                        $(11,550)
 SFAS No. 109 regarding income taxes                                                                 12,766
 SFAS No. 112 regarding postemployment benefits, net of tax                                          (1,300)
- -------------------------------------------------------------------------------------------------------------
 Total                                                                                             $    (84)
=============================================================================================================


SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 112, "Employers' Accounting for Postemployment Benefits," are discussed in note 10 (employee benefits), and SFAS No. 109, "Accounting for Income Taxes," is addressed in note 13 (income taxes). See note 3 for a discussion regarding the impact to the 1993 consolidated financial statements resulting from the December 31, 1993, adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

NOTE 15:  COMMON STOCK ISSUANCE

         On September 30, 1992, the Corporation completed an underwritten public offering of its common stock at $21.25 per share, resulting in the issuance of 2,012,500 shares. A $40.8 million addition to shareholders' equity in 1992 resulted from the offering.

NOTE 16:  OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

         In the normal course of business, the Corporation is a party to financial transactions which have off-balance-sheet risk. Such transactions arise in meeting customers' financing needs and from the Corporation's activities in reducing its own exposure to fluctuations in interest rates. Off-balance-sheet items involving customers consist primarily of commitments to extend credit and letters of credit, which generally have fixed expiration dates. These instruments may involve, to varying degrees, elements of credit and interest rate risk. To evaluate credit risk, the Corporation uses the same credit policies in making commitments and conditional obligations on these instruments as it does for instruments reflected on the balance sheet. Collateral obtained, if any, varies but may include deposits held in financial institutions; U.S. Treasury securities or other marketable securities; income-producing commercial properties; accounts receivable; property, plant, and equipment; and inventory. The Corporation's exposure to credit risk under commitments to extend credit and letters of credit is the contractual (notional) amount of the instruments. Interest rate caps, floors, swap transactions, futures contracts, and forward contracts may have credit and interest rate risk significantly less than the contractual amount.

         Commitments to extend secured or unsecured credit are contractual agreements to lend money providing there is no violation of any condition. Commitments may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At year-end 1993 and 1992, respectively, the Corporation had $1.3 billion and $1.1 billion of unfunded commitments to extend credit. Of these amounts, unfunded commitments for borrowers with loans on non-accrual status were $5.3 million at December 31, 1993, and $3.1 million at December 31, 1992. The fair value of commitments to extend credit is estimated based on unamortized deferred loan fees and costs, both of which amounted to $2.6 million and $.5 million of unearned income (a liability) at December 31, 1993 and 1992, respectively.

         Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. As of December 31, 1993 and 1992, the Corporation had standby letters of credit issued amounting to approximately

$135.4 million and $143.7 million, respectively. The Corporation also had commercial letters of credit of $56.1 million and $35.7 million at December 31, 1993 and 1992, respectively. Commercial letters of credit are conditional commitments issued by the Corporation to facilitate trade for corporate customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of letters of credit is estimated based on unamortized deferred fees and costs, both of which amounted to $.7 million and $.6 million of unearned income (a liability) at December 31, 1993 and 1992, respectively.

         The Corporation also makes certain loans with an interest rate cap or collar (a paired interest rate cap and floor) feature. On December 31, 1993 and 1992, respectively, $47.8 million and $82.8 million in commercial and real estate loans were subject to interest rate caps and $34.4 million and $58.0 million were subject to interest rate floors.

         Interest rate caps and floors written by the Corporation are interest rate contracts which enable customers to transfer, modify, or reduce their interest rate risk. The Corporation minimizes its exposure to market risk on these instruments by entering into offsetting interest rate contract positions that essentially counterbalance each other. Other than for loans, at December 31, 1993 and 1992, the Corporation had no outstanding interest rate cap or floor contracts written. At December 31, 1992, the Corporation held $200.0 million of interest rate floor contracts (none at year-end 1993), which were entered into to protect the Corporation from falling interest rates. If settled at December 31, 1992, the Corporation's outstanding interest rate floor contracts would have resulted in a $2.1 million pre-tax earnings benefit to the Corporation.

         Futures and forward contracts are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of counterparts to meet the terms of their contracts and from movements in securities' values and interest rates. At December 31, 1993, the Corporation had $300.0 million of futures contracts outstanding (none at December 31, 1992), which were entered into to protect the Corporation's interest rate spread from rising interest rates. Of this amount, the Corporation had $100.0 million of three-month futures contracts which expire in December 1994, $100.0 million of three-month futures contracts which expire in March 1995, and $100.0 million of three-month futures contracts which expire in June 1995. The estimated fair value of the Corporation's outstanding futures contracts was immaterial at December 31, 1993. The Corporation contracts to buy and sell foreign exchange in order to meet the financing needs of its customers and to hedge its own exposure against market risk. At December 31, 1993 and 1992, the Corporation had $12.7 million and $18.9 million, respectively, of foreign exchange forward contracts, which is the sum of customers' contracts with the Corporation and the Corporation's offsetting contracts to minimize its exposure. The estimated fair value of the Corporation's foreign exchange forward contracts was immaterial at December 31, 1993 and 1992.

         Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate swap agreements involves not only the risk of dealing with counterparts and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. At December 31, 1993, the contractual amount of the Corporation's interest rate swap contracts, which were for interest rate management purposes, was $900.0 million. Of this amount, the Corporation had $450.0 million of interest rate swaps which expire in 1994, $400.0 million which expire in 1995, and $50.0 million which expire in 1998. At December 31, 1992, the contractual amount of the Corporation's interest rate swap contracts was $550.0 million. If settled at December 31, 1993, the Corporation's outstanding interest rate swaps would require a $2.4 million expense (a payment) by the Corporation ($3.0 million expense if at December 31, 1992).

         Basis swaps represent interest rate contracts which are based on different market interest rate indices and are a protection against adverse changes in the shape ("steepness" or "flatness") of the interest rate yield curve. Entering into basis swap agreements involves not only the risk of dealing with counterparts and their ability to meet the terms of the contracts but also the interest rate risk associated with different indices. At December 31, 1993, the contractual amount of the Corporation's basis swap contracts was $200.0 million (none at year end 1992). The Corporation receives a floating rate based on 3-month LIBOR and pays a floating rate based on 5-year constant maturity Treasury rates. The settlement for the difference in the paying and receiving indices occurs every three months, and the indices are reset for the subsequent three-month period. These contracts expire in April 1995. If settled at December 31, 1993, the Corporation's outstanding basis swaps would require a $.6 million expense (a payment) by the Corporation.

NOTE 17:  LEGAL AND REGULATORY MATTERS

         In April 1993, written notice was received that the Office of the Comptroller of the Currency (OCC) terminated the supervisory agreement between the Corporation's principal bank subsidiary, First American National Bank
(FANB), and the OCC. The formal agreement between the OCC and FANB was signed in September 1990. Under the agreement, FANB was required, among other things, to maintain minimum capital ratios, to review and to strengthen the bank's lending, credit review and credit administration procedures and to not pay dividends if the OCC objected. Also in April 1993, the Federal Reserve Bank of Atlanta advised the Corporation that it would no longer require its prior consent relating to dividend payments, repurchasing outstanding stock, and incurring additional debt.

         The extent to which dividends may be paid to the Corporation from its subsidiaries is governed by applicable laws and regulations. For the Corporation's national bank subsidiaries, the approval of the OCC is required if dividends declared in any year exceed net profits for that year (as defined under the National Bank Act) combined with the retained net profits of the two preceding years. In addition, under recently adopted OCC regulations, a national bank may not pay a dividend, make any other capital distribution, or pay management fees if such payment would cause it to fail to satisfy certain minimum capital requirements. In accordance with the most restrictive of these restrictions, at December 31, 1993, FANB and FANBKY had $123.4 million and $.4 million, respectively, available for distribution as dividends to the Corporation. For the trust company bank subsidiary, approximately $1.5 million was available for distribution as dividends to the Corporation as of December 31, 1993.

         The Corporation and seven other financial institutions are defendants in a class action lawsuit brought in the Circuit Court of Shelby County, Tennessee. The lawsuit alleges anti-trust, unconscionability, usury, and contract claims arising out of the defendants' returned check charges. The asserted plaintiff class consists of depositors who have been charged returned check or overdraft fees. The plaintiffs are requesting compensatory and punitive damages of $25 million against each defendant. The anti-trust, unconscionability, and usury claims were previously dismissed, and in December 1993 the Circuit Court granted the defendants' motion for summary judgment and dismissed the remaining claim. The plaintiffs have appealed. In addition, an antitrust lawsuit alleging a price fixing conspiracy has been filed against the Corporation and eight other financial institutions by the plaintiffs in the U.S. District Court for the Western District of Tennessee. The defendants have filed a motion for summary judgment in this action, which is pending. The Corporation believes these suits are without merit and, based upon information currently known and on advice of counsel, that they will not have a material adverse effect on the Corporation's consolidated financial statements.

         Also, there are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.

NOTE 18:  PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for First American Corporation (Parent Company only) was as follows:

CONDENSED BALANCE SHEETS

                                                                                         December 31
                                                                               ----------------------------
 (in thousands)                                                                     1993            1992
- -----------------------------------------------------------------------------------------------------------
 Assets
   Cash                                                                           $     41         $     40
   Securities held to maturity                                                         174              244
   Short-term investments with subsidiary                                           70,067           50,939
   Investment in subsidiaries, at cost adjusted for equity in earnings and
    net unrealized gains on securities available for sale                          571,727          428,682
   Other assets                                                                      7,135            5,587
- -----------------------------------------------------------------------------------------------------------
    Total assets                                                                  $649,144         $485,492
===========================================================================================================
 Liabilities and shareholders' equity
   Long-term debt                                                                 $ 63,296         $ 15,093
   Other liabilities                                                                 4,139            2,078
- -----------------------------------------------------------------------------------------------------------
    Total liabilities                                                               67,435           17,171
- -----------------------------------------------------------------------------------------------------------
   Preferred stock, without par value                                                    -                -
   Common stock, $5 par value                                                      129,941          128,931
   Capital surplus                                                                 117,015          114,350
   Retained earnings                                                               313,644          226,113
   Deferred compensation on restricted stock                                          (940)          (1,073)
- -----------------------------------------------------------------------------------------------------------
    Realized shareholders' equity                                                  559,660          468,321
   Net unrealized gains on securities available for sale, net of tax                22,049                -
- -----------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                     581,709          468,321
- -----------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                    $649,144         $485,492
===========================================================================================================

CONDENSED INCOME STATEMENTS
                                                                            Year Ended December 31
                                                                ------------------------------------------
 (in thousands)                                                      1993           1992            1991
- ----------------------------------------------------------------------------------------------------------
 Income
   Dividends from subsidiaries:
    Banks                                                         $ 11,763        $ 4,481          $     -
    Trust Company                                                    2,491            750              909
   Fees from subsidiaries                                                -            866              550
   Interest from subsidiaries                                        1,359            912            1,261
   Interest on time deposits with other banks and other
    income                                                           1,131            309              607
- ----------------------------------------------------------------------------------------------------------
      Total income                                                  16,744          7,318            3,327
- ----------------------------------------------------------------------------------------------------------
 Expenses
   Interest expense on long term debt                                3,751          1,191            1,213
   Other expenses                                                    1,357          1,043              611
- ----------------------------------------------------------------------------------------------------------
      Total expenses                                                 5,108          2,234            1,824
- ----------------------------------------------------------------------------------------------------------
 Income before income taxes and cumulative effect of changes
   in accounting principles                                         11,636          5,084            1,503
 Reduction to (increase in) consolidated income taxes arising
   from parent company (income) loss                                   998             50             (202)
- ----------------------------------------------------------------------------------------------------------
 Income before equity in undistributed earnings (loss) of
   subsidiaries and cumulative effect of changes in accounting
   principles                                                       12,634          5,134            1,301
- ----------------------------------------------------------------------------------------------------------
 Equity in undistributed earnings (loss) of subsidiaries
   before cumulative effect of changes in accounting
   principles:
    Banks                                                           89,411         35,145           14,690
    Trust Company                                                     (148)         1,693              946
- ----------------------------------------------------------------------------------------------------------
      Total equity in undistributed earnings of subsidiaries        89,263         36,838           15,636
- ----------------------------------------------------------------------------------------------------------
 Net income before cumulative effect of changes in accounting
   principles                                                      101,897         41,972           16,937
 Cumulative effect of changes in accounting principles, net
   of tax                                                              (84)             -                -
- ----------------------------------------------------------------------------------------------------------
 Net income                                                       $101,813        $41,972          $16,937
==========================================================================================================

                                      99

CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31
                                                                 --------------------------------------------
 (in thousands)                                                      1993           1992            1991
- -------------------------------------------------------------------------------------------------------------
 Operating activities
   Net income                                                     $101,813        $41,972          $16,937
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Undistributed income of subsidiaries                         (89,263)       (36,838)         (15,636)
      Cumulative effect of changes in accounting principles,
        net of tax                                                      84              -                -
      Amortization/write-off of intangible assets                        -              -             (401)
      Other amortization                                               735              -                -
      Deferred income tax expense                                       44            219              358
      Change in assets and liabilities, net of effects from
        merger of subsidiary into parent company:
        Increase (decrease) in accrued interest payable                724            (16)              16
        (Increase) decrease in other assets                           (459)         1,643           (1,761)
        Increase (decrease) in other liabilities                     1,293         (2,446)            (470)
- -------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities              14,971          4,534             (957)
- -------------------------------------------------------------------------------------------------------------
 Investing activities
   Net (increase) decrease in short-term investment
    securities with subsidiary                                     (19,128)       (30,268)             115
   Proceeds from maturity of securities held to maturity            50,070             85               46
   Purchases of securities held to maturity                        (50,691)             -                -
   Purchase of bank subsidiary                                     (27,500)             -                -
   Capital contributions to bank subsidiary                         (5,000)       (15,000)               -
   Proceeds from merger of subsidiary into parent company                -              -              444
- -------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities             (52,249)       (45,183)             605
- -------------------------------------------------------------------------------------------------------------
 Financing activities
   Proceeds from issuance of long-term debt                         49,680              -                -
   Repayment of long-term debt                                      (1,500)             -                -
   Issuance of common shares:
    Public stock offering                                                -         40,801                -
    Employee Benefit and Dividend Reinvestment Plans                 3,381          4,787              364
   Cash dividends paid                                             (14,282)        (4,939)               -
- -------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                        37,279         40,649              364
- -------------------------------------------------------------------------------------------------------------
 Increase in cash                                                        1              -               12
 Cash, beginning of year                                                40             40               28
- -------------------------------------------------------------------------------------------------------------
 Cash, end of year                                                $     41        $    40          $    40
=============================================================================================================
 Cash paid during the year for:
   Interest expense                                               $  3,027        $ 1,207          $ 1,197
   Income taxes                                                     43,363         16,466            5,117
- -------------------------------------------------------------------------------------------------------------

CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES

 December 31, 1993, 1992, 1991,                     1993                            1992                             1991
                  1990, 1989, and    ------------------------------    ----------------------------  -------------------------------
                  1988
                                                            Average                        Average                         Average
                                       Average    Income/   Yield/       Average   Income/  Yield/       Average  Income/   Yield/
 (in millions)                         Balance    Expense    Rate        Balance   Expense   Rate        Balance  Expense    Rate
- ------------------------------------------------------------------------------------------------------------------------------------
 Interest-earning assets*:
   Securities:
     Taxable                           $2,108.4    $136.7      6.48%     $1,788.8   $132.7     7.42%    $1,382.7    $109.4     7.91%
     Tax-exempt                            10.9        .7      6.86           6.3       .4     7.23         20.8       1.8     8.43
- ------------------------------------------------------------------------------------------------------------------------------------
     Total securities                   2,119.3     137.4      6.48       1,795.1    133.1     7.42      1,403.5     111.2     7.92
- ------------------------------------------------------------------------------------------------------------------------------------
   Federal funds sold and repurchase
     agreements                           143.8       4.6      3.20         244.7      9.1     3.76        196.5      11.9     6.06
   Loans, net of unearned discount
     and net deferred loan fees:
     Commercial                         1,767.6     111.9      6.33       1,733.2    120.4     6.95      1,887.4     166.2     8.80
     Consumer-amortizing
      mortgages                           772.6      63.2      8.18         555.7     52.4     9.42        526.0      55.9    10.63
     Consumer-other                       921.8      79.5      8.62         895.9     85.2     9.51        951.6     101.3    10.65
     Real estate-construction             104.2       8.3      7.95         152.5     12.2     8.00        218.9      19.6     8.97
     Real estate-commercial
      mortgages and other                 305.3      24.4      7.98         345.6     29.6     8.57        370.5      37.7    10.17
- ------------------------------------------------------------------------------------------------------------------------------------
     Loans, net of unearned discount
      and net deferred loan fees        3,871.5     287.3      7.42       3,682.9    299.8     8.14      3,954.4     380.7     9.63
- ------------------------------------------------------------------------------------------------------------------------------------
   Other                                   47.7       1.6      3.35         173.5      6.7     3.86        100.3       6.1     6.01
- ------------------------------------------------------------------------------------------------------------------------------------
     Total earning assets*              6,182.3    $430.9      6.97%      5,896.2   $448.7     7.61%     5,654.7    $509.9     9.02%
- ------------------------------------------------------------------------------------------------------------------------------------
 Allowance for possible loan losses      (173.0)                           (186.6)                        (189.9)
 Cash and due from banks                  480.9                             457.4                          399.7
 Other assets                             316.3                             299.3                          327.6
- ------------------------------------------------------------------------------------------------------------------------------------
   Total assets                        $6,806.5                          $6,466.3                       $6,192.1
====================================================================================================================================
 Deposits and borrowed funds:
    Demand deposits                    $1,129.3                          $1,040.3                       $  877.2
    Interest-bearing deposits:
      NOW accounts                        722.9    $ 14.5      2.00%        625.9   $ 16.0     2.56%       538.4    $ 21.5     4.00%
      Money market accounts             1,392.0      38.3      2.76       1,408.3     47.6     3.38      1,427.5      78.7     5.51
      Regular savings                     405.0      10.2      2.51         352.8     11.4     3.21        304.5      15.7     5.14
      Certificates of deposit
        under $100,000                  1,151.5      45.0      3.90       1,232.3     60.1     4.88      1,388.0      93.8     6.76
      Certificates of deposit
        $100,000 and over                 349.9      13.1      3.74         368.6     17.5     4.75        360.1      24.7     6.86
      Other time                          337.7      16.7      4.96         366.7     21.2     5.78        332.0      23.8     7.17
      Foreign                              25.8        .7      2.74          19.2       .7     3.61         12.7        .7     5.65
- ------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits   4,384.8     138.5      3.16       4,373.8    174.5     3.99      4,363.2     258.9     5.93
- ------------------------------------------------------------------------------------------------------------------------------------
      Total deposits                    5,514.1                           5,414.1                        5,240.4
     Federal funds purchased and
      repurchase agreements               587.1      15.5      2.64         519.5     16.3     3.14        457.3      25.1     5.48
     Other short-term borrowings           49.8       1.6      3.19          20.2       .8     3.82         22.8       1.4     6.26
     Long-term debt                        51.5       3.8      7.48          17.1      1.3     7.69         17.4       1.4     7.79
- ------------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits
         and borrowed funds             5,073.2    $159.4      3.14%      4,930.6   $192.9     3.91%     4,860.7    $286.8     5.90%
- ------------------------------------------------------------------------------------------------------------------------------------
       Total deposits and borrowed
         funds                          6,202.5                           5,970.9                        5,737.9
Other liabilities                          91.9                              76.9                           78.1
Shareholders' equity                      512.1                             418.5                          376.1
- ------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity              $6,806.5                          $6,466.3                       $6,192.1
====================================================================================================================================

 Net interest income*                              $271.5                       $255.8                      $223.1
 Provision for loan losses                           42.0                        (38.5)                      (51.6)
 Non-interest income                                 90.1                         78.7                        84.7
 Non-interest expense                              (240.3)                      (232.4)                     (225.9)
- ----------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before income tax
         (expense) benefit and
         cumulative effect of changes
         in accounting principles                   163.3                         63.6                        30.3
 Income tax (expense) benefit                       (61.4)                       (21.6)                      (13.4)
- ----------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before cumulative
         effect of changes in
         accounting principles                      101.9                         42.0                        16.9
 Cumulative effect of changes in
         accounting principles, net of
         tax                                          (.1)                         -                           -
- ----------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                 $101.8                        $42.0                       $16.9
==================================================================================================================================
 Net interest spread                                           3.83%                       3.70%                       3.12%
 Benefit of interest-free funding                               .56                         .64                         .83
- ----------------------------------------------------------------------------------------------------------------------------------
 Net interest margin                                           4.39%                       4.34%                       3.95%
==================================================================================================================================

* Loan fees and amortization of net deferred loan fees (costs), which are considered an integral part of the lending function and are included in rates and related interest categories, amounted to $2.2 million in 1993, $(.8) million in 1992, $(2.7) million in 1991, $(.3) million in 1990, $6.2 million in 1989, and $7.3 million in 1988. Yields/rates and income/expense amounts are presented on a fully taxable equivalent basis based on the statutory Federal income tax rates adjusted for applicable state income taxes net of the related Federal tax benefit; related interest income includes taxable equivalent adjustments of $4.0 million in 1993, $4.2 million in 1992, $6.6 million in 1991, $11.1 million in 1990, $15.5 million in 1989, and $17.8 million in 1988.
Non-accrual and restructured loans are included in average loans and average earning assets. Consequently, yields on these items are lower than they would have been if these loans had earned at their contractual rate of interest.

          1990                          1989                          1988                Average Balance       Income/Expense
- ------------------------    --------------------------    --------------------------   --------------------  ---------------------
                 Average                       Average                        Average
 Average Income/  Yield/      Average  Income/  Yield/      Average  Income/  Yield/    One Year Compounded   One Year Compounded
 Balance Expense   Rate       Balance  Expense   Rate       Balance  Expense   Rate    1993/1992  1993/1988   1993/1992  1993/1988
- ------------------------    --------------------------    --------------------------   --------------------   --------------------


$1,409.3  $121.2   8.60%    $1,370.8   $115.9    8.45%     $1,546.5  $129.3    8.36%     17.87%       6.39%       3.01%     1.12%
   124.1    11.1   8.93        156.2     14.3    9.15         186.7    17.2    9.20      73.02      (43.34)      75.00    (47.29)
- ---------------------------------------------------------------------------------------------------------------------------------
 1,533.4   132.3   8.63      1,527.0    130.2    8.52       1,733.2   146.5    8.45      18.06        4.10        3.23     (1.27)
- ---------------------------------------------------------------------------------------------------------------------------------

   264.0    21.9   8.28        162.4     15.2    9.36          86.2     6.8    7.90     (41.23)      10.78      (50.00)    (7.52)


 2,114.4   214.4  10.14      2,124.5    237.2   11.17       2,163.4   220.6   10.20       1.98       (3.96)      (7.06)   (12.69)

   534.1    58.4  10.94        514.4     57.5   11.18         438.8    47.1   10.72      39.03       11.98       20.84      6.06
 1,066.6   123.1  11.54      1,099.7    133.7   12.15       1,003.3   118.2   11.78       2.89       (1.68)      (6.69)    (7.63)
   334.7    31.2   9.33        363.9     41.3   11.35         298.6    30.7   10.29     (31.67)     (18.99)     (31.97)   (23.02)

   412.4    44.7  10.84        444.6     54.5   12.25         390.2    44.9   11.48     (11.66)      (4.79)     (17.57)   (11.48)
- ---------------------------------------------------------------------------------------------------------------------------------

 4,462.2   471.8  10.57      4,547.1    524.2   11.53       4,294.3   461.5   10.75       5.12       (2.05)      (4.14)    (9.04)
- ---------------------------------------------------------------------------------------------------------------------------------
    74.9     6.2   8.38        169.4     14.3    8.44         300.7    23.8    7.93     (72.51)     (30.80)     (76.12)   (41.72)
- ---------------------------------------------------------------------------------------------------------------------------------
 6,334.5  $632.2   9.98%     6,405.9   $683.9   10.68%      6,414.4  $638.6    9.96%      4.85        (.73)      (3.97)%   (7.57)%
- ---------------------------------------------------------------------------------------------------------------------------------
  (150.2)                      (79.4)                         (68.9)                     (7.29)      20.22
   391.3                       397.1                          409.3                       5.14        3.28
   322.6                       285.9                          291.2                       5.68        1.67
- ---------------------------------------------------------------------------------------------------------------------------------
 6,898.2                    $7,009.5                       $7,046.0                       5.26%       (.69)%
=================================================================================================================================

 $ 920.1                    $  944.7                         $999.2                       8.56%       2.48%

   530.4  $ 22.9   4.32%       540.5   $ 23.7    4.38%        555.0  $ 24.8    4.47%     15.50        5.43       (9.38)%  (10.18)%
 1,422.6   102.1   7.17      1,130.2     85.6    7.58         634.4    37.7    5.94      (1.16)      17.02      (19.54)      .32
   321.5    17.0   5.28        373.7     19.7    5.27         458.6    24.2    5.28      14.83       (2.46)     (10.53)   (15.87)

 1,546.6   121.0   7.83      1,659.1    135.2    8.15       1,618.2   117.5    7.26      (6.56)      (6.58)     (25.12)   (17.47)

   576.2    46.4   8.05        703.6     60.2    8.56         923.9    68.0    7.36      (5.07)     (17.65)     (25.14)   (28.06)
   324.2    25.5   7.87        289.3     22.7    7.83         304.6    20.8    6.82      (7.91)       2.08      (21.23)    (4.30)
    24.5     1.9   7.71         45.6      4.2    9.23          85.0     6.7    7.86      33.68      (21.22)       -       (36.35)
- ---------------------------------------------------------------------------------------------------------------------------------
 4,746.0   336.8   7.10      4,742.0    351.3    7.41       4,579.7   299.7    6.54        .25        (.87)     (20.63)   (14.31)
- ---------------------------------------------------------------------------------------------------------------------------------
 5,666.1                     5,686.7                        5,578.9                       1.85        (.23)

   650.3    51.2   7.88        679.6     59.3    8.72         813.8    57.4    7.06      13.01       (6.32)      (4.91)   (23.04)
    57.1     4.9   8.58         73.3      6.4    8.74          75.2     6.0    8.00     146.53       (7.91)     100.0     (23.23)
    18.0     1.4   7.82         18.7      1.5    8.04          25.8     2.2    8.41     201.17       14.83      192.31     11.55
- ---------------------------------------------------------------------------------------------------------------------------------

 5,471.4  $394.3   7.21%     5,513.6   $418.5    7.59%      5,494.5  $365.3    6.65%      2.89       (1.58)     (17.37)%  (15.28)%
- ---------------------------------------------------------------------------------------------------------------------------------

 6,391.5                     6,458.3                        6,493.7                       3.88        (.91)
    96.6                        84.1                           86.1                      19.51        1.31
   410.1                       467.1                          466.2                      22.37        1.90
- ---------------------------------------------------------------------------------------------------------------------------------

$6,898.2                    $7,009.5                       $7,046.0                       5.26%       (.69)%
=================================================================================================================================


 $237.9                       $265.4                        $273.3                                       6.14%     (.13)%
 (193.7)                      (109.7)                        (73.9)                                    (209.09)       -
  116.2                         82.2                          77.8                                       14.63      2.98
 (226.1)                      (229.5)                       (226.9)                                       3.44      1.15
- --------------------------------------------------------------------------------------------------------------------------



  (65.7)                         8.4                          50.3                                      156.76     26.56
    3.3                         (4.2)                        (19.9)                                     184.26     25.27
- --------------------------------------------------------------------------------------------------------------------------


  (62.4)                         4.2                          30.4                                      142.62     27.37


      -                            -                             -                                           -         -
- --------------------------------------------------------------------------------------------------------------------------
 $(62.4)                      $  4.2                        $ 30.4                                      142.38%    27.34%
==========================================================================================================================
         2.77%                  3.09%                         3.31%
          .99                   1.05                           .95
- --------------------------------------------------------------------------------------------------------------------------
         3.76%                  4.14%                         4.26%
==========================================================================================================================



CONSOLIDATED YEAR-END BALANCE SHEETS
- --------------------------------------------------------------------------------------------------------------------------------


                                                                                 December 31
                                             -----------------------------------------------------------------------------------
 (in thousands)                                   1993         1992          1991         1990          1989          1988
- --------------------------------------------------------------------------------------------------------------------------------
 ASSETS
     Cash and due from banks                 $  500,119   $  672,747   $  527,548    $  514,082    $  450,052     $  461,046
     Securities:
      U.S. Treasury and other U.S. Government
        agencies and  corporations            1,995,712    1,936,068    1,562,805     1,232,793     1,064,821        918,106
      Obligations of states and political
        subdivisions                             21,326        9,304        8,234       105,670       141,633        169,277
      Other                                      33,781       42,572       90,764       170,332       355,118        607,737
- --------------------------------------------------------------------------------------------------------------------------------
        Total securities                      2,050,819    1,987,944    1,661,803     1,508,795     1,561,572      1,695,120
- --------------------------------------------------------------------------------------------------------------------------------
     Federal funds sold and securities
      purchased under agreements to
      resell                                    144,785       95,450      160,018        71,820       186,030         37,487
     Loans:
      Commercial
        Commercial and industrial             1,440,707    1,280,016    1,342,874     1,622,421     1,702,289      1,726,188
        For purchasing or carrying
          securities                             41,098       43,128       63,600        49,606        48,856         35,700
        Financial institutions                   98,462       92,353       92,023        69,001        52,688         84,006
        Other domestic loans                    373,716      326,622      293,818       292,243       318,610        352,268
        International                                 -          170          563         1,017         1,446            597
- --------------------------------------------------------------------------------------------------------------------------------
          Total commercial loans              1,953,983    1,742,289    1,792,878     2,034,288     2,123,889      2,198,759
- --------------------------------------------------------------------------------------------------------------------------------
      Consumer
        Amortizing mortgages                  1,015,852      641,953      522,952       531,555       532,538        492,227
        Installment                             788,281      701,679      702,094       729,455       715,485        666,071
        Single payment                           21,747       30,711       95,818       134,826       157,149        156,357
        Open end and credit card                159,901      163,437      169,566       183,038       354,302        326,375
- --------------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                1,985,781    1,537,780    1,490,430     1,578,874     1,759,474      1,641,030
- --------------------------------------------------------------------------------------------------------------------------------
      Real estate
        Construction                            106,624      110,452      183,583       284,159       377,565        328,986
        Commercial mortgages and other          302,772      325,475      374,755       381,864       446,013        414,289
- --------------------------------------------------------------------------------------------------------------------------------
          Total real estate loans               409,396      435,927      558,338       666,023       823,578        743,275
- --------------------------------------------------------------------------------------------------------------------------------
          Total loans                         4,349,160    3,715,996    3,841,646     4,279,185     4,706,941      4,583,064
      Unearned discount and net deferred
          loan fees                              (9,072)     (16,695)     (34,389)      (53,331)      (69,472)       (82,408)
- --------------------------------------------------------------------------------------------------------------------------------
        Loans, net of unearned discount and
          net deferred loan fees              4,340,088    3,699,301    3,807,257     4,225,854     4,637,469      4,500,656
      Allowance for possible loan losses       (134,124)    (181,108)    (181,031)     (190,000)     (116,658)       (74,940)
- --------------------------------------------------------------------------------------------------------------------------------
        Total net loans                       4,205,964    3,518,193    3,626,226     4,035,854     4,520,811      4,425,716
- --------------------------------------------------------------------------------------------------------------------------------
     Premises and equipment                     102,596      101,324      108,259       119,327       132,732        130,931
     Foreclosed properties                       18,881       28,646       52,666        49,086        11,052         17,684
     Other assets                               165,158      312,016      240,447       181,298       196,078        435,977
- --------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                         $7,188,322   $6,716,320   $6,376,967    $6,480,262    $7,058,327     $7,203,961
================================================================================================================================
 LIABILITIES
     Deposits:
      Demand (non-interest-bearing)          $1,232,951   $1,126,615   $1,033,068    $1,015,748    $1,023,647     $1,059,491
      Time                                    4,425,632    4,360,623    4,282,240     4,526,129     4,781,165      4,632,366
      Foreign                                    31,975       34,601       16,757        14,149        19,752        125,962
- --------------------------------------------------------------------------------------------------------------------------------
        Total deposits                        5,690,558    5,521,839    5,332,065     5,556,026     5,824,564      5,817,819
- --------------------------------------------------------------------------------------------------------------------------------
     Federal funds purchased and
      securities sold under agreements to
      repurchase                                664,826      588,950      496,691       440,475       617,178        725,783
     Other short-term borrowings                 91,937       19,629       24,087        22,411        80,650         85,752
     Long-term debt                              65,945       16,896       17,321        17,632        18,616         18,732
     Other liabilities                           93,347      100,685      121,493        75,709        82,680         97,568
- --------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                       6,606,613    6,247,999    5,991,657     6,112,253     6,623,688      6,745,654
- --------------------------------------------------------------------------------------------------------------------------------
 SHAREHOLDERS' EQUITY
     Common stock                               129,941      128,931      116,976       116,557       115,460        115,099
     Capital surplus                            117,015      114,350       79,907        79,309        77,390         76,844
     Retained earnings                          313,644      226,113      189,080       172,143       241,789        266,364
     Deferred compensation on restricted
      stock                                        (940)      (1,073)        (653)            -             -              -
     Net unrealized gains on securities
      available for sale, net of tax             22,049            -            -             -             -              -
- --------------------------------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                581,709      468,321      385,310       368,009       434,639        458,307
- --------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $7,188,322   $6,716,320   $6,376,967    $6,480,262    $7,058,327     $7,203,961
================================================================================================================================

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST AMERICAN CORPORATION
                                                (Registrant)

                                           BY:/s/ Dennis C. Bottorff
                                              --------------------------
                                              DENNIS C. BOTTORFF,
                                              PRESIDENT AND CHIEF
                                              EXECUTIVE OFFICER


Date: March 17, 1994


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Dennis C. Bottorff                     /s/ Dale W. Polley
- ------------------------------             ---------------------------
Dennis C. Bottorff                         Dale W. Polley
President and Chief Executive              Vice Chairman, Director and
Officer and Director                       Principal Financial Officer
Dated:  March 17, 1994                     Dated:  March 17, 1994



                                           /s/ Marvin J. Vannatta, Jr.
                                           --------------------------
                                           Marvin J. Vannatta, Jr.
                                           Senior Vice President,
                                           Controller and Principal
                                           Accounting Officer
                                           Dated:  March 17, 1994

                                                                             /s/ Earnest W. Deavenport, Jr.
                 ---------------------------                                 --------------------------------
                 Samuel E. Beall                                             Earnest W. Davenport, Jr.
                 Director                                                    Director
                 Dated:  March 17, 1994                                      Dated: March 17, 1994

                 /s/ Reginald D. Dickson                                     /s/ T. Scott Fillebrown, Jr.
                 ---------------------------                                 --------------------------------
                 Reginald D. Dickson                                         T. Scott Fillebrown, Jr.
                 Director                                                    Director
                 Dated: March 17, 1994                                       Dated: March 17, 1994


                 /s/ James A. Haslam, II                                     /s/ Martha R. Ingram
                 ---------------------------                                 --------------------------------
                 James A. Haslam, II                                         Martha R. Ingram
                 Director                                                    Director
                 Dated: March 17, 1994                                       Dated: March 17, 1994


                 /s/ Walter G.  Knestrick                                    /s/ Gene C. Koonce
                 ---------------------------                                 --------------------------------
                 Walter G. Knestrick                                         Gene C. Koonce
                 Director                                                    Director
                 Dated: March 17, 1994                                       Dated: March 17, 1994


                 /s/ James R. Martin                                         /s/ Robert A. McCabe, Jr.
                 ---------------------------                                 ------------------------------
                 James R. Martin                                             Robert A. McCabe, Jr.
                 Director                                                    Director
                 Dated: March 17, 1994                                       Dated:  March 17, 1994


                 /s/ Toy F. Reid                                             /s/ William O. McCoy
                 ---------------------------                                 --------------------------------
                 Toy F. Reid                                                 William O. McCoy
                 Director                                                    Director
                 Dated: March 17, 1994                                       Dated: March 17, 1994


                 /s/ James F. Smith, Jr.                                     /s/ Dr. Roscoe R. Robinson
                 ---------------------------                                 --------------------------------
                 James F. Smith, Jr.                                         Dr. Roscoe R. Robinson
                 Chairman of the Board and                                   Director
                 Director                                                    Dated: March 17, 1994
                 Dated:  March 17, 1994



                 /s/ David K. Wilson                                         /s/ Cal Turner, Jr.
                 ---------------------------                                 --------------------------------
                 David K. Wilson                                             Cal Turner, Jr.
                 Director                                                    Director
                 Dated: March 17, 1994                                       Dated: March 17, 1994


                 /s/ William S. Wire II                                      /s/ Toby S. Wilt
                 ---------------------------                                 --------------------------------
                 William S. Wire II                                          Toby S. Wilt
                 Director                                                    Director
                 Dated: March 17, 1994                                       Dated: March 17, 1994


For purposes of EDGAR filing
 for 12/31/93 Form 10-K:

                     APPENDIX TO ELECTRONIC FORMAT DOCUMENT

Graph #1:   In the Overview section of Management's Discussion and Analysis, this bar graph depicts the Corporation's net income(loss) per share for 1989 through 1993. For 1993, this graph also depicts the Corporation's 1993 earnings per share based on earnings exclusive of negative loan loss provisions in the last three quarters of 1993 and charitable contribution to First American
            Foundation in the fourth quarter of 1993. This graph appears in the paper format version of the document and not in this electronic filing.

Graph #2:   In the Overview section of Management's Discussion and Analysis, this bar graph depicts the Corporation's return on average equity for 1989 through 1993. For 1993, this graph also depicts the Corporation's 1993 return on average equity based on earnings exclusive of negative loan loss provisions in the last three quarters of 1993 and charitable contribution to First American
            Foundation in the fourth quarter of 1993. This graph appears in the paper format version of the document and not in this electronic filing.

Graph #3:   In the Overview section of Management's Discussion and Analysis, this bar graph depicts the Corporation's return on average assets for 1989 through 1993. For 1993, this graph also depicts the Corporation's 1993 return on average assets based on earnings exclusive of negative loan loss provisions in the last three quarters of 1993 and charitable contribution to First American
            Foundation in the fourth quarter of 1993. This graph appears in the paper format version of the document and not in this electronic filing.

Graph #4:   In the Net Interest Income section of Management's Discussion and Analysis, this line graph depicts the Corporation's interest income (taxable equivalent basis), interest expense, and net interest income (taxable equivalent basis) for 1989 through 1993.
            This graph appears in the paper format version of the document and not in this electronic filing.

Graph #5:   In the Net Interest Income section of Management's Discussion and
            Analysis, this line graph depicts the Corporation's average yield on earning assets (taxable equivalent basis), net interest margin, average national prime lending rate, and average rate paid as a percent of earning assets for 1989 through 1993. This graph appears in the paper format version of the document and not in this electronic filing.

Graph #6:   In the Capital Position section of Management's Discussion and
            Analysis, this bar graph depicts the Corporation's average equity to average assets for 1989 through 1993. This graph appears in the paper format version of the document and not in this electronic filing.

Graph #7:   In the Asset Quality section of Management's Discussion and
            Analysis, this line graph depicts the Corporation's nonperforming assets, nonperforming loans, and foreclosed properties at year-end
            1989 through 1993. This graph appears in the paper format version of the document and not in this electronic filing.

Graph #8:   In the Securities/Money Market Instruments section of Management's
            Discussion and Analysis, this bar graph depicts the composition of the Corporation's securities and money market instruments at year-end 1989 through 1993. Categories depicted at each year-end include U.S. Treasury and other U.S. Government securities, obligations of states and political subdivisions, other securities, and money market instruments. This graph appears in the paper format version of the document and not in this electronic filing.

                                 EXHIBIT INDEX



Number                                 Name                             Page


Exhibit 10.3(h)                   Salary Deferral Agreement             110


Exhibit 21                        List of Subsidiaries                  119


Exhibit 23                        Accountants' Consent                  121