Form 10-Q
period 1994-03-31
FIRST AMERICAN CORP /TN/
filed 1994-05-11
CIK 36068

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1994

                                      OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to

                        Commission File Number 0-6198


                          FIRST AMERICAN CORPORATION

            (Exact name of Registrant as specified in its charter)

         TENNESSEE                                            62-0799975
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

FIRST AMERICAN CENTER, NASHVILLE, TENNESSEE                      37237
(address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  615/748-2000


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No     .
                                               ---     ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common shares outstanding:  26,068,376 as of April 29, 1994.

                        PART I.  FINANCIAL INFORMATION


                                    ITEM 1

                             FINANCIAL STATEMENTS


                       FOR QUARTER ENDED MARCH 31, 1994

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                                                 QUARTER ENDED
                                                                                                   MARCH 31
                                                                                            --------------------------
                                                                                               1994            1993
                                                                                            ----------      ----------
                                                                                                  (IN THOUSANDS)
INTEREST INCOME
              Interest and fees on loans                                                     $  78,311       $  68,907
              Interest and dividends on securities                                              30,773          35,148
              Interest on Federal funds sold and securities
                 purchased under agreements to resell                                            1,193             772
              Interest on time deposits with other banks and other interest                        295             859
- - ----------------------------------------------------------------------------------------------------------------------
                   Total interest income                                                       110,572         105,686
- - ----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
              Interest on deposits:
                 NOW accounts                                                                    3,774           3,482
                 Money market accounts                                                          12,501          10,842
                 Regular savings                                                                 2,454           2,438
                 Certificates of deposit under $100,000                                         10,042          11,794
                 Certificates of deposit $100,000 and over                                       2,761           3,410
                 Other time and foreign                                                          3,807           4,699
- - ----------------------------------------------------------------------------------------------------------------------
                   Total interest on deposits                                                   35,339          36,665
- - ----------------------------------------------------------------------------------------------------------------------
              Interest on short-term borrowings                                                  5,144           3,893
              Interest on long-term debt                                                           939             315
- - ----------------------------------------------------------------------------------------------------------------------
                   Total interest expense                                                       41,422          40,873
- - ----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                             69,150          64,813
PROVISION FOR LOAN LOSSES (NOTE 4)                                                                   -           2,000
- - ----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                             69,150          62,813
- - ----------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
              Service charges on deposit accounts                                                9,421           8,972
              Commissions and fees on fiduciary activities                                       4,234           3,804
              Investment services income                                                         2,110             946
              Merchant discount fees                                                             1,507           1,283
              Trading account revenue                                                              542             689
              Net loss on sale of securities available for sale                                   (403)         (1,572)
              Other income                                                                       7,107           5,307
- - ----------------------------------------------------------------------------------------------------------------------
                 Total non-interest income                                                      24,518          19,429
- - ----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
              Salaries and employee benefits                                                    31,668          28,942
              Net occupancy expense                                                              5,413           5,144
              Equipment expense                                                                  3,587           3,203
              Systems and processing expense                                                     3,419           3,362
              FDIC insurance expense                                                             3,099           3,418
              Communication expense                                                              1,986           1,801
              Supplies expense                                                                   1,326           1,140
              Foreclosed properties expense (income), net                                         (776)         (1,536)
              Other expenses                                                                     8,106           9,127
- - ----------------------------------------------------------------------------------------------------------------------
                 Total non-interest expense                                                     57,828          54,601
- - ----------------------------------------------------------------------------------------------------------------------
Income before income tax expense and cumulative effect of changes
              in accounting principles                                                          35,840          27,641
Income tax expense (note 7)                                                                     13,900          10,221
- - ----------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes in accounting principles                             21,940          17,420
Cumulative effect of changes in accounting principles, net of tax (notes 6 and 7)                    -           1,216
- - ----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                   $  21,940       $  18,636
======================================================================================================================
PER COMMON SHARE:
              Income before cumulative effect of changes in accounting principles            $     .84       $     .67
              Cumulative effect of changes in accounting principles, net of tax                      -             .05
- - ----------------------------------------------------------------------------------------------------------------------
              Net income                                                                     $     .84       $     .72
======================================================================================================================
              Cash dividends                                                                 $     .21       $     .10
======================================================================================================================
Weighted average common shares outstanding                                                      26,041          25,825
======================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31                  DECEMBER 31
                                                                                 ---------------------------     --------------
                                                                                     1994            1993             1993
                                                                                 -----------     -----------     --------------
                                                                                                (IN THOUSANDS)
ASSETS
              Cash and due from banks                                             $  358,477      $  383,515       $  500,119
              Time deposits with other banks                                          21,875         123,380            2,195
              Securities (note 2):
                 Held to maturity (market value $1,061,373, $1,316,540 and
                   $670,764, respectively)                                         1,066,333       1,278,594          657,835
                 Available for sale (amortized cost $1,027,337, market value
                   $919,721, and amortized cost $1,356,896, respectively)          1,025,499         889,255        1,392,984
- - -----------------------------------------------------------------------------------------------------------------------------
                   Total securities                                                2,091,832       2,167,849        2,050,819
- - -----------------------------------------------------------------------------------------------------------------------------
              Federal funds sold and securities purchased under
                 agreements to resell                                                257,338         237,095          144,785
              Trading account securities                                               6,623           4,811           12,263
              Loans:
                 Commercial                                                        1,867,734       1,739,249        1,953,983
                 Consumer--amortizing mortgages                                    1,044,943         664,949        1,015,852
                 Consumer--other                                                   1,015,843         897,405          969,929
                 Real estate--construction                                            96,622         108,724          106,624
                 Real estate--commercial mortgages and other                         308,844         304,423          302,772
- - -----------------------------------------------------------------------------------------------------------------------------
                   Total loans                                                     4,333,986       3,714,750        4,349,160
                 Unearned discount and net deferred loan fees                          7,864          14,423            9,072
- - -----------------------------------------------------------------------------------------------------------------------------
                   Loans, net of unearned discount and net deferred
                      loan fees                                                    4,326,122       3,700,327        4,340,088
                 Allowance for possible loan losses (note 4)                         137,151         180,671          134,124
- - -----------------------------------------------------------------------------------------------------------------------------
                   Total net loans                                                 4,188,971       3,519,656        4,205,964
- - -----------------------------------------------------------------------------------------------------------------------------
              Premises and equipment, net                                            102,925         101,567          102,596
              Foreclosed properties                                                   17,171          31,911           18,881
              Other assets                                                           275,543         175,804          150,700
- - -----------------------------------------------------------------------------------------------------------------------------
                   Total assets                                                   $7,320,755      $6,745,588       $7,188,322
=============================================================================================================================
LIABILITIES
              Deposits:
                 Demand (non-interest-bearing)                                    $1,176,669      $1,068,425       $1,232,951
                 NOW accounts                                                        812,699         689,194          797,343
                 Money market accounts                                             1,466,220       1,403,677        1,442,316
                 Regular savings                                                     435,144         398,527          424,492
                 Certificates of deposit under $100,000                            1,117,603       1,169,319        1,137,965
                 Certificates of deposit $100,000 and over                           334,119         376,200          296,285
                 Other time                                                          321,337         346,312          327,231
                 Foreign                                                              25,013          23,408           31,975
- - -----------------------------------------------------------------------------------------------------------------------------
                   Total deposits                                                  5,688,804       5,475,062        5,690,558
- - -----------------------------------------------------------------------------------------------------------------------------
              Short-term borrowings                                                  867,950         591,674          756,763
              Long-term debt                                                          52,366          16,902           65,945
              Other liabilities                                                      136,035         176,034           93,347
- - -----------------------------------------------------------------------------------------------------------------------------
                   Total liabilities                                               6,745,155       6,259,672        6,606,613
- - -----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
              Common stock, $5 par value; authorized 50,000,000
                 shares; issued: 26,062,254 shares at March 31, 1994;
                 25,875,016 shares at March 31, 1993 and 25,988,201
                 shares at December 31, 1993                                         130,311         129,375          129,941
              Capital surplus                                                        118,439         115,639          117,015
              Retained earnings                                                      330,113         242,162          313,644
              Deferred compensation on restricted stock                               (2,138)         (1,260)            (940)
- - -----------------------------------------------------------------------------------------------------------------------------
                 Realized shareholders' equity                                       576,725         485,916          559,660
              Net unrealized gains (losses) on securities available
                 for sale, net of tax (note 2)                                        (1,125)           -              22,049
- - -----------------------------------------------------------------------------------------------------------------------------
                 Total shareholders' equity                                          575,600         485,916          581,709
- - -----------------------------------------------------------------------------------------------------------------------------
                 Total liabilities and shareholders' equity                       $7,320,755      $6,745,588       $7,188,322
=============================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                             NET
                                                                                                          UNREALIZED
                                                                                           DEFERRED         GAINS
                                                                                         COMPENSATION      (LOSSES)
                                                                                             ON          ON SECURITIES
QUARTER ENDED MARCH 31, 1993, AND                    COMMON    CAPITAL      RETAINED      RESTRICTED       AVAILABLE
              MARCH 31, 1994                         STOCK     SURPLUS      EARNINGS        STOCK          FOR SALE       TOTAL
                                                  ---------   ---------     --------     -------------   -------------   -------
                                                                (IN THOUSANDS)
Balance, January 1, 1993                           $128,931    $114,350    $226,113      $  (1,073)         $     -      $468,321
Issuance of 78,211 common shares in
   connection with Employee Benefit Plan, net
   of discount on Dividend Reinvestment Plan            391       1,048           -              -                -         1,439
Issuance of 10,600 shares of restricted common
   stock                                                 53         241           -           (294)               -             -
Amortization of deferred compensation on
   restricted stock                                       -           -           -            107                -           107
Net income                                                -           -      18,636              -                -        18,636
Cash dividends declared ($.10 per common
   share)                                                 -           -      (2,587)             -                -        (2,587)
- - ---------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1993                             $129,375    $115,639    $242,162      $ (1,260)         $      -       485,916
=================================================================================================================================
Balance, January 1, 1994                           $129,941    $117,015    $313,644      $   (940)         $ 22,049      $581,709
Issuance of 28,853 common shares in
   connection with Employee Benefit Plan, net
   of discount on Dividend Reinvestment Plan            144         277           -             -                 -           421
Issuance of 45,200 shares of restricted common
   stock                                                226       1,147           -        (1,373)                -             -
Amortization of deferred compensation on
   restricted stock                                       -           -           -           175                 -           175
Net income                                                -           -      21,940             -                 -        21,940
Cash dividends declared ($.21 per common
   share)                                                 -           -      (5,471)            -                 -        (5,471)
Change in net unrealized gains and losses on
   securities available for sale, net of taxes            -           -           -             -           (23,174)      (23,174)
- - ---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1994                            $130,311    $118,439    $330,113      $ (2,138)         $ (1,125)     $575,600
=================================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      QUARTER ENDED
                                                                                                        MARCH 31
                                                                                               --------------------------
                                                                                                  1994            1993
                                                                                               ----------      ----------
                                                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
              Net income                                                                         $ 21,940        $ 18,636
              Adjustments to reconcile net income to net cash provided by
                 (used in) operating activities:
                   Provision for loan losses                                                            -           2,000
                   Depreciation of premises and equipment                                           3,377           3,088
                   Cumulative effect of changes in accounting principles, net of tax                    -          (1,216)
                   Amortization of intangible assets                                                  788             584
                   Other amortization (accretion)                                                    (303)          1,504
                   Deferred income tax benefit                                                     (1,090)         (1,125)
                   Net loss on sale of securities available for sale                                  403           1,572
                   Net gain on sale of premises and equipment                                        (176)             (3)
                   Change in assets and liabilities, net of effects from purchase of bank subsidiary:
                         Increase in accrued interest receivable                                     (743)         (1,971)
                         Decrease in accrued interest payable                                         (15)         (1,045)
                         Decrease in trading account securities                                     5,640           3,070
                         (Increase) decrease in other assets                                     (107,336)         29,109
                         Increase in other liabilities                                             42,875          58,900
- - -------------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities                                 (34,640)        113,103
- - -------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
              Net increase in time deposits with other banks                                      (19,680)         (6,195)
              Proceeds from sale of securities available for sale                                 787,062         531,561
              Proceeds from maturities of securities available for sale                            86,899           1,638
              Purchases of securities available for sale                                         (544,022)       (833,860)
              Proceeds from maturities of securities held to maturity                              48,331         406,654
              Purchases of securities held to maturity                                           (457,126)       (288,867)
              Net increase in Federal funds sold and
                 securities purchased under agreements to resell                                 (112,553)       (141,645)
              Net (increase) decrease in loans                                                     16,993          (3,463)
              Proceeds from sale of premises and equipment                                            748              47
              Purchases of premises and equipment                                                  (4,278)         (3,375)
- - -------------------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                                           (197,626)       (337,505)
- - -------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
              Net decrease in deposits                                                             (1,754)        (46,777)
              Net increase (decrease) in short-term borrowings                                    111,187         (16,905)
              Redemption of 7 5/8% debentures at 101.22%                                          (13,759)            -
              Net proceeds from issuance of common stock                                              421           1,439
              Cash dividends paid                                                                  (5,471)         (2,587)
- - -------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) financing activities                               90,624         (64,830)
- - -------------------------------------------------------------------------------------------------------------------------
              Decrease in cash and due from banks                                                (141,642)       (289,232)
              Cash and due from banks, January 1                                                  500,119         672,747
- - -------------------------------------------------------------------------------------------------------------------------
              Cash and due from banks, March 31                                                  $358,477        $383,515
=========================================================================================================================
              Cash paid during the period for:
                 Interest expense                                                                $ 41,437        $ 40,800
                 Income taxes                                                                       3,486           5,968
              Noncash investing activities:
                 Foreclosures                                                                         775          10,094
- - -------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           BASIS OF PRESENTATION
              The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the banking industry.
              The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Corporation's 1993 Annual Report to Shareholders. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. Certain prior year amounts have been reclassified to conform with current year presentation. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

(2)           SECURITIES
              Securities carried in the consolidated balance sheets at approximately $1.29 billion, $1.10 billion, and $1.31 billion at March 31, 1994 and 1993 and December 31, 1993, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.
              At March 31, 1994, gross unrealized gains and losses on securities held to maturity were $5.0 million and $10.0 million, respectively, and gross unrealized gains and losses on securities available for sale were $14.4 million and $16.2 million, respectively.
              Effective December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investments in equity securities that have a readily determinable fair value and investments in debt securities to be classified into three categories, as follows: held to maturity debt securities, which are reported at amortized cost; trading securities, which are reported at fair value with unrealized gains and losses included in earnings; and securities available for sale, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders' equity. There was no impact on the Corporation's 1993 consolidated net income as a result of adoption of SFAS No. 115.

(3)           NONPERFORMING ASSETS
              Nonperforming assets were as follows:

                                                                        MARCH 31            December 31
- - -------------------------------------------------------------------------------------------------------
                 (in thousands)                                     1994         1993           1993
- - -------------------------------------------------------------------------------------------------------
Non-accrual loans                                                 $ 21,392     $ 48,507      $ 21,666
Foreclosed properties                                               17,171       31,911        18,881
- - -------------------------------------------------------------------------------------------------------
              Total nonperforming assets                          $ 38,563     $ 80,418      $ 40,547
=======================================================================================================
90 days or more past due
              on accrual                                          $  3,868     $  6,954      $  4,764
=======================================================================================================
Nonperforming assets as a percent of
              loans and foreclosed properties                          .89%        2.15%          .93%
=======================================================================================================

(4)           ALLOWANCE FOR POSSIBLE LOAN LOSSES
              Transactions in the allowance for possible loan losses were as follows:
                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
- - ---------------------------------------------------------------------------------------------
      (in thousands)                                                     1994          1993
- - ---------------------------------------------------------------------------------------------
Balance, January 1                                                     $134,124      $181,108
Provision charged to operating expenses                                       -         2,000
- - ---------------------------------------------------------------------------------------------
                                                                        134,124       183,108
- - ---------------------------------------------------------------------------------------------
Loans charged off                                                         2,468         6,244
Recoveries of loans previously charged off                               (5,495)       (3,807)
- - ---------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                             (3,027)        2,437
- - ---------------------------------------------------------------------------------------------
BALANCE, MARCH 31                                                      $137,151      $180,671
=============================================================================================

Allowance ratios were as follows:

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
- - --------------------------------------------------------------------------------------------

                                                                           1994         1993

- - --------------------------------------------------------------------------------------------
Allowance end of period to net loans outstanding                          3.17%         4.88%
Net charge-offs (recoveries) to average loans (annualized)                (.29)          .27
Provision for loan losses to average loans (annualized)                   -              .22

============================================================================================

Net charge-offs (recoveries) by major categories were as follows:

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
- - -------------------------------------------------------------------------------------------------
      (in thousands)                                                         1994           1993
- - -------------------------------------------------------------------------------------------------
Commercial                                                                $ (2,643)      $    706
Consumer--amortizing mortgages                                                (192)           271
Consumer--other                                                                221            769
Real estate--construction                                                      (12)           492
Real estate--commercial mortgages and other                                   (401)           199
- - -------------------------------------------------------------------------------------------------
              Total net charge-offs (recoveries)                          $ (3,027)      $  2,437
=================================================================================================

(5)     LONG-TERM DEBT
        On January 31, 1994, the Corporation redeemed the remaining balance of approximately $13.6 million of its 7 5/8% debentures due in 2002, at a price of 101.22%.

(6)     EMPLOYEE BENEFITS
        Effective January 1, 1993, the Corporation adopted SFAS No.
106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the cost of postretirement benefits other than pensions to be recognized on an accrual basis as employees perform services to earn such benefits. The Corporation recognized this item during the first quarter of 1993 as a cumulative effect of a change in accounting principle, resulting in a one-time non-cash charge of $17.5 million before taxes ($11.6 million after taxes). This charge represents the discounted present value of expected future retiree medical and death benefits attributable to employees' service rendered prior to 1993.

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

(7)     INCOME TAXES
        Income tax expense (benefit) attributable to income from continuing operations consisted of the following:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
- - --------------------------------------------------------------------------------------------------------
       (in thousands)                                                                1994           1993
- - --------------------------------------------------------------------------------------------------------
Current       -          Federal                                                  $ 12,737      $  9,525
                         State                                                       2,253         1,821
Deferred      -          Federal                                                      (649)         (678)
                         State                                                        (441)         (447)
- - --------------------------------------------------------------------------------------------------------
              Total                                                               $ 13,900      $ 10,221
========================================================================================================

        Effective January 1, 1993, the Corporation adopted SFAS No.
109, "Accounting for Income Taxes," which requires a change from the deferred method of accounting for income taxes applying Accounting Principles Bulletin No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The cumulative effect of this change in accounting for income taxes, net of a $3.9 million valuation allowance, was a $12.8 million benefit and is included in the cumulative effect of changes in accounting principles in the 1993 consolidated income statement.
        The valuation allowance for deferred tax assets as of December 31, 1993, was $1.3 million. The net change in the total valuation allowance for the quarter ended March 31, 1994, was a net decrease of $.3 million as a result of continuing operations.
        At March 31, 1994, deferred tax assets, net of a valuation allowance of $1.0 million, totalled $72.5 million and deferred tax liabilities totalled $18.4 million, resulting in net deferred tax assets of $54.1 million. Management believes that more likely than not, the deferred tax assets, net of a valuation allowance, will be realized. The tax effects of temporary differences that give rise to the significant portion of deferred tax assets at March 31, 1994, include the allowance for loan losses ($51.2 million) and postretirement benefit obligation ($7.5). The tax effects of temporary differences that give rise to deferred tax liabilities include plant and equipment ($5.7 million), direct lease financing ($5.7 million), and purchase accounting adjustments ($2.5 million).

(8)     LEGAL MATTERS

The Corporation and seven other financial institutions are defendants in a class action lawsuit brought in the Circuit Court of Shelby County, Tennessee. The lawsuit alleges anti-trust, unconscionability, usury, and contract claims arising out of the defendants' returned check or overdraft fees. The plaintiffs are requesting compensatory and punitive damages of $25 million against each defendant. The anti-trust, unconscionability, and usury claims were previously dismissed, and in December 1993 the Circuit Court granted the defendants' motion for summary judgment and dismissed the remaining claim. The plaintiffs have appealed. In addition, an antitrust lawsuit alleging a price fixing conspiracy has been filed against the Corporation and eight other financial institutions by the plaintiffs in the U.S. District Court for the Western District of Tennessee. The defendant banks' motion for summary judgement was recently granted and the plaintiffs have appealed. Management believes these suits are without merit and, based upon information currently known and on advice of counsel, that they will not have a material adverse effect on the Corporation's consolidated financial statements.
        Also, there are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.

(9)     ACQUISITION
        On April 1, 1994, the Corporation consummated its purchase of all of the outstanding shares of Fidelity Crossville Corporation (FCC), the parent company of First Fidelity Savings Bank, F.S.B. (First Fidelity) located in Crossville, Tennessee, for $6.5 million. First Fidelity was a Federal stock savings bank with offices in Crossville and Fairfield Glade with total assets of $48.7 million at March 31, 1994. In conjunction with the acquisition, First Fidelity was merged into First American National Bank and First Fidelity's two offices became branches of First American National Bank. The transaction will be accounted for as a purchase.

(10)    ACCOUNTING MATTERS
        During May 1993, the Financial Accounting Standards Board issued
SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which is effective for fiscal years beginning after December 15, 1994. SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At this time, the Corporation is evaluating when and how it will adopt SFAS No. 114, as well as the possible financial impact of this statement to the Corporation.

(11)    EARNINGS PER COMMON SHARE
        Earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during each respective period.

                        PART I.  FINANCIAL INFORMATION


                                    ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                       FOR QUARTER ENDED MARCH 31, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION


        The following discussion should be read in conjunction with the consolidated financial statements and supplementary data appearing within this report. Reference should also be made to the Corporation's 1993 Annual Report for a complete discussion of factors that impact results of operations, liquidity, and capital.

HIGHLIGHTS
        Net income for the first quarter of 1994 was $21.9 million or $.84 per share compared with $18.6 million or $.72 per share for the first quarter of 1993. Net income for the first quarter of 1993 included $1.2 million or $.05 per share for the cumulative effect of changes in accounting principles. Effective January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes." Income before the cumulative effect of changes in accounting principles for the quarter ended March 31, 1993, was $17.4 million or $.67 per share.
        The primary factors contributing to improved earnings were higher net interest income, continued growth in non-interest income and a decrease in the provision for loan losses. Such improvements were partially offset by an increase in non-interest expense. The rise in net interest income to $70.0 million on a taxable equivalent basis for the current quarter versus $65.8 million in 1993, a 6% increase, was primarily due to an 8% increase in earning assets partially offset by a lower net interest spread. Non-interest income of $24.5 million for the three months ended March 31, 1994, increased 26% as compared to the same period in 1993. The provision for loan losses declined from $2.0 million for the quarter ended March 31, 1993, to a zero provision for the current quarter. Non-interest expense of $57.8 million for the quarter rose 6% from the first quarter of 1993.
        On April 1, 1994, the Corporation consummated its purchase of all of the outstanding shares of Fidelity Crossville Corporation (FCC), the parent company of First Fidelity Savings Bank, F.S.B.(First Fidelity) located in Crossville, Tennessee, for $6.5 million. First Fidelity was a Federal stock savings bank with offices in Crossville and Fairfield Glade with total assets of $48.7 million at March 31, 1994. In conjunction with the acquisition, First Fidelity was merged into First American National Bank and First Fidelity's two offices became branches of First American National Bank. The transaction will be accounted for as a purchase.

BALANCE SHEET
        Total assets of the Corporation rose $575.2 million or 9% to $7.32 billion at March 31, 1994, compared to $6.75 billion one year earlier. The growth in total assets is primarily due to a $625.8 million (17%) increase in loans, net of unearned discount and net deferred loan fees, to $4.33 billion at March 31, 1994, from $3.70 billion at March 31, 1993. The consumer amortizing mortgage loan portfolio at March 31, 1994, reflects an increase of $380.0 million or 57% as compared to March 31, 1993, as a result of additional residential mortgage lending. Also contributing to the increase in loans was the October 1, 1993, acquisition of First American National Bank of Kentucky (FANBKY), which was accounted for as a purchase and which had $167.5 million of loans at March 31, 1994. Excluding FANBKY, loans increased $458.3 million or 12%. Partially offsetting this increase in loans were decreases in time deposits with other banks ($101.5 million) and securities ($76.0 million).
        Total deposits were $5.69 billion at March 31, 1994, an increase of $213.7 million or 4% from $5.48 billion a year earlier primarily due to deposits obtained from the acquisition of FANBKY, which had $183.0 million of deposits at March 31, 1994. Excluding FANBKY, deposits increased $30.7 million or 1%. Core deposits, which are defined as total deposits excluding certificates of deposit $100,000 and over and foreign deposits, totalled $5.33 billion at March 31, 1994, an increase of $254.2 million or 5% from one year earlier. Short-term borrowings, primarily Federal funds purchased and securities sold under agreements to repurchase, increased $276.3 million or 47%.

        Total shareholders' equity was $575.6 million or 7.86% of total assets at March 31, 1994, as compared with $485.9 million or 7.20% of total assets at March 31, 1993. Book value per share was $22.09, $18.78, and $22.38 for March 31, 1994 and 1993 and December 31, 1993, respectively. The slight decline in book value per share from December 31, 1993, to March 31, 1994, reflects a decrease of $23.2 million in the net balance of unrealized gains and losses on securities available for sale, net of tax, recorded in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Corporation adopted December 31, 1993.

NET INTEREST INCOME
        The Corporation's primary source of earnings is net interest income, which is the difference between interest earned on earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by the volume and mix of earning assets and interest-bearing liabilities and the respective yields earned and rates paid. The Corporation's 1993 Annual Report includes additional discussion of factors which impact net interest income.
        Net interest income on a taxable equivalent basis amounted to $70.0 million for the first quarter of 1994, compared to $65.8 million for the first quarter of 1993, an increase of $4.2 million or 6%. The increase was primarily due to an increase in the volume of earning assets partially offset by a lower net interest spread, which is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities. Average earning assets increased 8% to $6.48 billion in the first quarter of 1994 from $6.00 billion in the first quarter of 1993. For the first quarter of 1994, the Corporation's net interest spread declined 11 basis points to 3.78% from 3.89% for the first of quarter 1993. This decrease resulted from the rates earned on earning assets (primarily securities) declining more than rates paid on interest-bearing liabilities (primarily deposits). As the net interest spread declined, the net interest margin, which is net interest income expressed as a percentage of average earning assets, decreased to 4.38% for the first quarter of 1994 as compared with 4.45% for the same quarter a year earlier.

PROVISION FOR LOAN LOSSES AND ALLOWANCE
        The provision for loan losses represents a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level to absorb estimated losses inherent in the loan portfolio. During the first quarter of 1994 there was no provision made for loan losses, compared to a $2.0 million provision recorded in the first quarter of 1993. Nonperforming loans totalled $21.4 million at March 31, 1994, a 56% decrease from the $48.5 million balance a year earlier. In the first quarter of 1994 and 1993, charge-offs were $2.5 million and $6.2 million, respectively, while recoveries amounted to $5.5 million and $3.8 million, respectively. Net recoveries were $3.0 million in the first quarter of 1994 as compared to $2.4 million of net charge-offs in the first quarter of 1993.
        The allowance for possible loan losses was $137.2 million at March 31, 1994, compared with $180.7 million at March 31, 1993. The allowance for possible loan losses represented 3.17% and 4.88% of net loans at March 31, 1994 and 1993, respectively.
        Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision. The Corporation's 1993 Annual Report includes additional discussion of factors which impact the allowance for possible loan losses.

NON-INTEREST INCOME
        Total non-interest income was $24.5 million for the first quarter of 1994 compared with $19.4 million for the first quarter of 1993, an increase of $5.1 million or 26%. Excluding FANBKY, non-interest income would have increased $4.9 million or 25%. Excluding the net loss on the sale of securities available for sale, non-interest income rose $3.9 million or 19%. This increase from the first quarter of 1993 is primarily attributable to growth in investment services income ($1.2 million or a 123% increase) related to the sale of annuities, mutual funds, and other investment products; service charges on deposit accounts ($.4 million or a 5% increase); commissions and fees on fiduciary activities ($.4 million or an 11% increase); and "other income" ($1.8 million or a 34% increase), which includes $1.0 million of income from a gain from a leverage lease buy-out and vendor incentives.

NON-INTEREST EXPENSE
        Total non-interest expense was $57.8 million for the first quarter of 1994 compared with $54.6 million for the same period in 1993, a 6% increase. Excluding FANBKY, non-interest expense increased $2.1 million or 4%. Salaries and employee benefits increased $2.7 million or 9% from the same period in 1993, which is primarily reflective of additional employees from the acquisition of FANBKY, merit increases, incentive compensation, and higher employee benefit costs. Non-personnel related expense increased $.5 million or 2% from the first quarter of 1993.
        The Corporation's operating efficiency ratio (non-interest expense as a percentage of the sum of net interest income, on a fully taxable basis, and non-interest income) improved to 61.17% in the first quarter of 1994 from 64.06% in the first quarter of 1993.
        In March 1994 the Corporation's agreement with an outside vendor to provide data processing and telecommunication services was amended to transfer certain software programming functions to the Corporation. The Corporation expects to have increased control over programming functions. The restructuring will result in a cost savings in systems and processing expense and increases in other non-interest expense categories, such as salaries and benefits.

INCOME TAXES
        During the first quarters of 1994 and 1993, the Corporation's income tax expense was $13.9 million and $10.2 million, respectively. The major factor for the increase in 1994 was the Corporation's higher taxable income.

ASSET QUALITY
        Nonperforming assets of the Corporation were $38.6 million at March 31, 1994, compared with $80.4 million at March 31, 1993. Nonperforming assets at March 31, 1994, represented .89% of total loans and foreclosed properties, compared to 2.15% at March 31, 1993. At March 31, 1994, nonperforming assets were comprised of $21.4 million of non-accrual loans and $17.2 million of foreclosed properties.
        Other potential problem loans consist of loans that are not considered nonperforming currently but where information about possible credit problems has caused the Corporation to have doubts as to the ability of the borrowers to comply fully with present repayment terms. At March 31, 1994, loans totalling approximately $79 million, while not considered nonperforming loans, were classified in the Corporation's internal loan grading system as substandard or worse, compared with approximately $117 million of such loans at March 31, 1993. Depending on the economy and other future events, these loans and others which may not be presently identified could become future nonperforming assets.

CAPITAL ADEQUACY AND LIQUIDITY
        In the first quarter of 1994, the Corporation declared cash dividends on its common stock of $.21 per share compared to $.10 per share in the first quarter of 1993, a 110% increase.
        The Federal Reserve Board and Office of the Comptroller of the
Currency (OCC) regulations require that bank holding companies and national banks maintain a minimum total risk-based capital ratio (total capital to risk-adjusted assets) of 8.0%, a Tier I risk-based capital ratio (Tier I capital to risk-adjusted assets) of 4.0%, and a Tier I leverage capital ratio (Tier I capital to total assets less excluded intangibles) of 4.0% to 5.0%. At March 31, 1994, the Corporation had a total risk-based capital ratio of 12.84%, a Tier I risk-based capital ratio of 10.62%, and a Tier I leverage capital ratio of 7.86%. At March 31, 1994, these ratios for First American National Bank, the Corporation's principal subsidiary, were 11.29%, 10.02%, and 7.48%.
        Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets, which include cash and cash equivalents, money market instruments, and securities that will mature within one year, amounted to $.92 billion and $1.25 billion at March 31, 1994 and 1993, respectively. The average maturity of securities was 4.3 years and 3.5 years at March 31, 1994 and 1993, respectively. The overall liquidity position of the Corporation is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 94% of total deposits at March 31, 1994, versus 93% at March 31, 1993.

        On January 31, 1994, the Corporation redeemed the remaining balance of approximately $13.6 million of its 7 5/8% debentures due in 2002, at a price of 101.22%. During the first quarter of 1993, the Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue $100 million of subordinated debt securities. During the second quarter of 1993, the Corporation issued $50 million of subordinated notes under the shelf registration statement and used a portion of the proceeds for the acquisition of FANBKY, formerly known as First Federal Savings and Loan Association of Bowling Green, Kentucky.
        The Corporation entered into a three-year revolving credit agreement effective March 31, 1994, which provides for loans of up to $35 million. This agreement replaces the $50 million one-year revolving credit agreement which expired March 31, 1994. The Corporation had no revolving credit borrowings outstanding at March 31, 1994, or during the quarter then ended.

                          PART II.  OTHER INFORMATION



Item 1.         Legal Proceedings

                The Corporation and seven other financial institutions are defendants in a class action lawsuit brought in the Circuit Court of Shelby County, Tennessee. The lawsuit alleges anti-trust, unconscionability, usury, and contract claims arising out of the defendants' returned check charges. The asserted plaintiff class consists of depositors who have been charged returned check or overdraft fees. The plaintiffs are requesting compensatory and punitive damages of $25 million against each defendant. The anti-trust, unconscionability, and usury claims were previously dismissed, and in December 1993 the Circuit Court granted the defendants' motion for summary judgment and dismissed the remaining claim. The plaintiffs have appealed. In addition, an antitrust lawsuit alleging a price fixing conspiracy has been filed against the Corporation and eight other financial institutions by the plaintiffs in the U.S. District Court for the Western District of Tennessee. The defendant banks' motion for summary judgment was recently granted and the plaintiffs have appealed. Management believes these suits are without merit and, based upon information currently known and on advice of counsel, that they will not have a material adverse effect on the Corporation's consolidated financial statements.

                Also, there are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.


Item 6.         Exhibits and Reports on Form 8-K

          (a)   Exhibits


                Number                                Description
                ------    --------------------------------------------------------------------
                  11      Statement regarding computation of per share earnings is included in Note 11 to the Consolidated Financial Statements for the Quarter Ended March 31, 1994.  See
                          Part 1, Item 1.

                  15      Letter regarding unaudited interim financial information from KPMG Peat Marwick, dated April 21, 1994.

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FIRST AMERICAN CORPORATION
                                 (Registrant)



                                 /s/  Dale W. Polley
                                 --------------------------------------
                                 Dale W. Polley
                                 Vice Chairman and Chief Administrative
                                 Officer and Director (and principal
                                 financial officer)

                                 Date:            May 11, 1994

                          FIRST AMERICAN CORPORATION

                          QUARTERLY STATEMENT ON FORM
                                     10-Q

                       FOR QUARTER ENDED MARCH 31, 1994

                                 EXHIBIT INDEX



Exhibit
Number                                 Description
- - ------             --------------------------------------------------------

   15 Letter regarding unaudited interim financial information from KPMG Peat Marwick, dated April 21, 1994.