Form 10-Q
period 1994-06-30
FIRST AMERICAN CORP /TN/
filed 1994-08-10
CIK 36068

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                  FORM 10-Q


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

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

Yes  X    No     .
   -----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding:  26,103,247 as of July 27, 1994.

                         PART I.  FINANCIAL INFORMATION


                                     ITEM 1

                              FINANCIAL STATEMENTS


                        FOR QUARTER ENDED JUNE 30, 1994

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                         QUARTER ENDED              SIX MONTHS ENDED
                                                                            JUNE 30                     JUNE 30
                                                                      -------------------         --------------------
                                                                       1994        1993             1994       1993
                                                                      -------------------         --------------------
                                                                                      (IN THOUSANDS)
INTEREST INCOME
   Interest and fees on loans                                          $ 84,664   $ 71,556       $162,975    $140,463
   Interest and dividends on securities                                  29,514     35,827         60,287      70,975
   Interest on Federal funds sold and securities
      purchased under agreements to resell                                  650        729          1,843       1,501
   Interest on time deposits with other banks and other interest            246        353            541       1,212
- - ----------------------------------------------------------------------------------------------------------------------
          Total interest income                                         115,074    108,465        225,646     214,151
- - ----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits:
      NOW accounts                                                        4,048      3,644          7,822       7,126
      Money market accounts                                              14,002     11,281         26,503      22,123
      Regular savings                                                     2,484      2,496          4,938       4,934
      Certificates of deposit under $100,000                             10,316     11,412         20,358      23,206
      Certificates of deposit $100,000 and over                           3,580      3,580          6,341       6,990
      Other time and foreign                                              3,654      4,437          7,461       9,136
- - ----------------------------------------------------------------------------------------------------------------------
          Total interest on deposits                                     38,084     36,850         73,423      73,515
- - ----------------------------------------------------------------------------------------------------------------------
   Interest on short-term borrowings                                      6,592      3,963         11,736       7,856
   Interest on long-term debt                                               959        987          1,898       1,302
- - ----------------------------------------------------------------------------------------------------------------------
          Total interest expense                                         45,635     41,800         87,057      82,673
- - ----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                      69,439     66,665        138,589     131,478
PROVISION FOR LOAN LOSSES (NOTE 4)                                            -    (10,000)             -      (8,000)
- - ----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      69,439     76,665        138,589     139,478
- - ----------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
   Service charges on deposit accounts                                   10,440      9,676         19,861      18,648
   Commissions and fees on fiduciary activities                           4,295      3,695          8,529       7,499
   Investment services income                                             2,065      2,603          4,175       3,549
   Merchant discount fees                                                 1,729      1,568          3,236       2,851
   Trading account revenue                                                  461        673          1,003       1,362
   Net gain (loss) on sale of securities available for sale                 117       (772)          (286)     (2,344)
   Other income                                                           6,146      5,181         13,253      10,488
- - ----------------------------------------------------------------------------------------------------------------------
          Total non-interest income                                      25,253     22,624         49,771      42,053
- - ----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
   Salaries and employee benefits                                        32,304     29,412         63,972      58,354
   Net occupancy expense                                                  5,078      6,017         10,491      11,161
   Equipment expense                                                      3,593      3,860          7,180       7,063
   Systems and processing expense                                         2,399      3,833          5,818       7,195
   FDIC insurance expense                                                 3,126      3,414          6,225       6,832
   Communication expense                                                  2,057      1,788          4,043       3,589
   Supplies expense                                                       1,308      1,256          2,634       2,396
   Foreclosed properties expense (income), net                             (222)      (595)          (998)     (2,131)
   Other expenses                                                         9,472      9,005         17,578      18,132
- - ----------------------------------------------------------------------------------------------------------------------
          Total non-interest expense                                     59,115     57,990        116,943     112,591
- - ----------------------------------------------------------------------------------------------------------------------
Income before income tax expense and cumulative effect of changes
   in accounting principles                                              35,577     41,299         71,417      68,940
Income tax expense (note 7)                                              13,517     15,269         27,417      25,490
- - ----------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes in accounting principles      22,060     26,030         44,000      43,450
Cumulative effect of changes in accounting principles, net of tax
   (notes 6 and 7)                                                            -          -              -       1,216
- - ----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $ 22,060   $ 26,030       $ 44,000    $ 44,666
======================================================================================================================
PER COMMON SHARE:
   Income before cumulative effect of changes in accounting principles $    .85   $   1.01       $   1.69    $   1.68
   Cumulative effect of changes in accounting principles, net of tax          -          -              -         .05
- - ----------------------------------------------------------------------------------------------------------------------
   Net income                                                          $    .85   $   1.01       $   1.69    $   1.73
======================================================================================================================
   Cash dividends                                                      $    .21   $    .15       $    .42    $    .25
======================================================================================================================
Weighted average common shares outstanding                               26,073     25,903         26,057      25,864
======================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30                  DECEMBER 31
                                                                         ---------------------------     --------------
                                                                             1994            1993             1993
                                                                         -----------     -----------     --------------
                                                                                    (IN THOUSANDS)
ASSETS
   Cash and due from banks                                                $  368,630      $  388,657        $ 500,119
   Time deposits with other banks                                              2,784          27,754            2,195
   Securities (note 2):
     Held to maturity (market value $1,505,608, $1,318,205 and
       $670,764, respectively)                                             1,543,636       1,281,022          657,835
     Available for sale (amortized cost $420,096, market value
       $930,219, and amortized cost $1,356,896, respectively)                399,693         898,770        1,392,984
- - -----------------------------------------------------------------------------------------------------------------------
       Total securities                                                    1,943,329       2,179,792        2,050,819
- - -----------------------------------------------------------------------------------------------------------------------
   Federal funds sold and securities purchased under
     agreements to resell                                                    190,570         187,286          144,785
   Trading account securities                                                  8,969           6,268           12,263
   Loans:
     Commercial                                                            2,012,696       1,734,855        1,953,983
     Consumer--amortizing mortgages                                        1,088,193         729,213        1,015,852
     Consumer--other                                                       1,013,252         932,774          969,929
     Real estate--construction                                                96,282         101,012          106,624
     Real estate--commercial mortgages and other                             314,352         300,756          302,772
- - -----------------------------------------------------------------------------------------------------------------------
       Total loans                                                         4,524,775       3,798,610        4,349,160
     Unearned discount and net deferred loan fees                              7,070          12,202            9,072
- - -----------------------------------------------------------------------------------------------------------------------
       Loans, net of unearned discount and net deferred
         loan fees                                                         4,517,705       3,786,408        4,340,088
     Allowance for possible loan losses (note 4)                             136,745         167,600          134,124
- - -----------------------------------------------------------------------------------------------------------------------
       Total net loans                                                     4,380,960       3,618,808        4,205,964
- - -----------------------------------------------------------------------------------------------------------------------
   Premises and equipment, net                                               104,945         110,828          102,596
   Foreclosed properties                                                      15,953          33,014           18,881
   Other assets                                                              211,543         168,770          150,700
- - -----------------------------------------------------------------------------------------------------------------------
       Total assets                                                       $7,227,683      $6,721,177       $7,188,322
=======================================================================================================================
LIABILITIES
   Deposits:
     Demand (non-interest-bearing)                                        $1,132,747      $1,140,749       $1,232,951
     NOW accounts                                                            798,448         700,206          797,343
     Money market accounts                                                 1,471,116       1,361,367        1,442,316
     Regular savings                                                         428,164         399,415          424,492
     Certificates of deposit under $100,000                                1,113,602       1,130,377        1,137,965
     Certificates of deposit $100,000 and over                               374,875         353,136          296,285
     Other time                                                              315,378         339,707          327,231
     Foreign                                                                  67,112          21,098           31,975
- - -----------------------------------------------------------------------------------------------------------------------
       Total deposits                                                      5,701,442       5,446,055        5,690,558
- - -----------------------------------------------------------------------------------------------------------------------
   Short-term borrowings                                                     807,958         618,699          756,763
   Long-term debt                                                             52,382          66,265           65,945
   Other liabilities                                                          84,843          81,250           93,347
- - -----------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                   6,646,625       6,212,269        6,606,613
- - -----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
   Common stock, $5 par value; authorized 50,000,000
     shares; issued: 26,094,370 shares at June 30, 1994;
     25,918,872 shares at June 30, 1993 and 25,988,201
     shares at December 31, 1993                                             130,472         129,594          129,941
   Capital surplus                                                           118,890         116,162          117,015
   Retained earnings                                                         346,698         264,305          313,644
   Deferred compensation on restricted stock                                  (1,963)         (1,153)            (940)
- - -----------------------------------------------------------------------------------------------------------------------
       Realized shareholders' equity                                         594,097         508,908          559,660
   Net unrealized gains (losses) on securities available
     for sale, net of tax (note 2)                                           (13,039)          -               22,049
- - -----------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                            581,058         508,908          581,709
- - -----------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                         $7,227,683      $6,721,177       $7,188,322
=======================================================================================================================


See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                                 NET
                                                                                                              UNREALIZED
                                                                                                 DEFERRED       GAINS
                                                                                               COMPENSATION    (LOSSES)
                                                                                                    ON       ON SECURITIES
SIX MONTHS ENDED JUNE 30, 1993, AND                           COMMON      CAPITAL     RETAINED  RESTRICTED    AVAILABLE
   JUNE 30, 1994                                               STOCK      SURPLUS     EARNINGS    STOCK        FOR SALE   TOTAL
                                                             ---------   ---------    -------- -----------    --------- ----------
                                                                                         (IN THOUSANDS)
Balance, January 1, 1993                                      $128,931    $114,350    $226,113   $ (1,073)   $     -      $468,321
Issuance of 122,067 common shares in
   connection with Employee Benefit Plan, net
   of discount on Dividend Reinvestment Plan                       610       1,571       -           -             -         2,181
Issuance of 10,600 shares of restricted common
   stock                                                            53         241       -           (294)         -          -
Amortization of deferred compensation on
   restricted stock                                               -           -          -            214          -           214
Net income                                                        -           -         44,666       -             -        44,666
Cash dividends declared ($.25 per common
   share)                                                         -           -         (6,474)      -             -        (6,474)
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1993                                         $129,594    $116,162    $264,305    $(1,153)     $   -      $508,908
===================================================================================================================================
Balance, January 1, 1994                                      $129,941    $117,015    $313,644    $  (940)     $ 22,049   $581,709
Issuance of 60,969 common shares in
   connection with Employee Benefit Plan, net
   of discount on Dividend Reinvestment Plan                       305         728        -          -             -         1,033
Issuance of 45,200 shares of restricted common
   stock                                                           226       1,147        -        (1,373)         -          -
Amortization of deferred compensation on
   restricted stock                                               -           -           -           350          -           350
Net income                                                        -           -         44,000       -             -        44,000
Cash dividends declared ($.42 per common
   share)                                                         -           -        (10,946)      -             -       (10,946)
Change in net unrealized gains and losses on
   securities available for sale, net of taxes                    -           -           -          -         (35,088)    (35,088)
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1994                                        $130,472    $118,890    $346,698  $  (1,963)   $ (13,039)   $581,058
===================================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                         --------------------------
                                                                                             1994           1993
                                                                                         ----------      ----------
                                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES
   Net income                                                                            $  44,000       $  44,666
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                             -             (8,000)
        Depreciation of premises and equipment                                               6,786           6,747
        Cumulative effect of changes in accounting principles, net of tax                     -             (1,216)
        Amortization of intangible assets                                                    1,659           1,168
        Other amortization (accretion), net                                                   (107)          3,145
        Deferred income tax expense (benefit)                                               (1,329)          3,151
        Net loss on sale of securities available for sale                                      286           2,344
        Net gain on sale of premises and equipment                                            (172)           -
        Change in assets and liabilities, net of effects from purchase of bank subsidiary:
            Decrease in accrued interest receivable                                          2,819           1,037
            Decrease in accrued interest payable                                            (5,736)         (1,927)
            Decrease in trading account securities                                           3,294           1,613
            (Increase) decrease in other assets                                            (35,197)         27,172
            Decrease in other liabilities                                                   (3,037)        (35,008)
- - -------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                13,266          44,892
- - -------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Net (increase) decrease in time deposits with other banks                                  (589)         89,431
   Proceeds from sale of securities available for sale                                   1,304,215         657,795
   Proceeds from maturities of securities available for sale                               118,526           6,743
   Purchases of securities available for sale                                             (681,178)       (975,564)
   Proceeds from maturities of securities held to maturity                                  91,112         544,016
   Purchases of securities held to maturity                                               (774,363)       (430,106)
   Net increase in Federal funds sold and
      securities purchased under agreements to resell                                      (45,785)        (91,836)
   Net increase in loans                                                                  (140,332)        (92,615)
   Purchase of bank subsidiary, net of cash acquired                                        (1,784)           -
   Proceeds from sale of premises and equipment                                                784              81
   Purchases of premises and equipment                                                      (8,755)        (16,332)
- - -------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                               (138,149)       (308,387)
- - -------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net decrease in deposits                                                                (34,129)        (75,784)
   Net increase in short-term borrowings                                                    51,195          10,120
   Proceeds from issuance of long-term debt                                                   -             49,680
   Redemption of 7 5/8% debentures at 101.22%                                              (13,759)           -
   Net repayment of remaining long-term debt                                                  -               (318)
   Net proceeds from issuance of common stock                                                1,033           2,181
   Cash dividends paid                                                                     (10,946)         (6,474)
- - -------------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                                 (6,606)        (20,595)
- - -------------------------------------------------------------------------------------------------------------------
   Decrease in cash and due from banks                                                    (131,489)       (284,090)
   Cash and due from banks, January 1                                                      500,119         672,747
- - -------------------------------------------------------------------------------------------------------------------
   Cash and due from banks, June 30                                                      $ 368,630        $388,657
===================================================================================================================
   Cash paid during the period for:
      Interest expense                                                                   $  81,157        $ 81,585
      Income taxes                                                                          31,453          27,447
   Noncash investing activities:
      Foreclosures                                                                           1,053          14,996
      Securities transferred to held to maturity
        from available for sale                                                            203,764            -
- - -------------------------------------------------------------------------------------------------------------------

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

(2)  SECURITIES
     Securities carried in the consolidated balance sheets at approximately $1.38 billion, $1.11 billion, and $1.31 billion at June 30, 1994 and 1993 and December 31, 1993, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.
     At June 30, 1994, gross unrealized gains and losses on securities held to maturity were $1.2 million and $39.2 million, respectively, and gross unrealized gains and losses on securities available for sale were $.2 million and $20.6 million, respectively.
     Effective December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investments in equity securities that have a readily determinable fair value and investments in debt securities to be classified into three categories, as follows: held to maturity debt securities, which are reported at amortized cost; trading securities, which are reported at fair value with unrealized gains and losses included in earnings; and securities available for sale, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders' equity. There was no impact on the Corporation's 1993 consolidated net income as a result of adoption of SFAS No. 115.

(3)  NONPERFORMING ASSETS
     Nonperforming assets were as follows:

                                                           JUNE 30            December 31
- - -----------------------------------------------------------------------------------------
     (in thousands)                                   1994         1993           1993
- - -----------------------------------------------------------------------------------------
Non-accrual loans                                   $ 15,185     $ 38,708      $ 21,666
Foreclosed properties                                 15,953       33,014        18,881

- - -----------------------------------------------------------------------------------------
  Total nonperforming assets                        $ 31,138     $ 71,722      $ 40,547
=========================================================================================
90 days or more past due
  on accrual                                        $  2,658     $  4,586      $  4,764
=========================================================================================
Nonperforming assets as a percent of
  loans and foreclosed properties                        .69%        1.88%          .93%
=========================================================================================

(4)  ALLOWANCE FOR POSSIBLE LOAN LOSSES
     Transactions in the allowance for possible loan losses were as follows:

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30
- - -----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                              1994          1993
- - -----------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                         $134,124     $181,108
Provision (credited) charged to operating expenses                                             -          (8,000)
Allowance of subsidiary purchased (note 9)                                                      323         -
- - -----------------------------------------------------------------------------------------------------------------
                                                                                            134,447      173,108
- - -----------------------------------------------------------------------------------------------------------------
Loans charged off                                                                             7,105       14,270
Recoveries of loans previously charged off                                                   (9,403)      (8,762)
- - -----------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                                                 (2,298)       5,508
- - -----------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                           $136,745     $167,600
=================================================================================================================

Allowance ratios were as follows:

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30
- - -----------------------------------------------------------------------------------------------------------------
                                                                                            1994          1993
- - -----------------------------------------------------------------------------------------------------------------
Allowance end of period to net loans outstanding                                               3.03%        4.43%
Net charge-offs (recoveries) to average loans (annualized)                                     (.11)         .30
=================================================================================================================

Net charge-offs (recoveries) by major categories were as follows:

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30
- - -----------------------------------------------------------------------------------------------------------------
 (in thousands)                                                                             1994          1993
- - -----------------------------------------------------------------------------------------------------------------
Commercial                                                                                 $ (2,204)    $  2,054
Consumer--amortizing mortgages                                                                 (273)          53
Consumer--other                                                                                 527        2,485
Real estate--construction                                                                       (13)         483
Real estate--commercial mortgages and other                                                    (335)         433
- - -----------------------------------------------------------------------------------------------------------------
  Total net charge-offs (recoveries)                                                       $ (2,298)    $  5,508
=================================================================================================================

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

(7)  INCOME TAXES
     Income tax expense (benefit) attributable to income from continuing operations consisted of the following:

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30
- - ----------------------------------------------------------------------------------------------------------
    (in thousands)                                                                     1994         1993
- - ----------------------------------------------------------------------------------------------------------
Current  - Federal                                                                   $24,363      $18,762
           State                                                                       4,383        3,577
Deferred - Federal                                                                      (581)       3,460
           State                                                                        (748)        (309)
- - ----------------------------------------------------------------------------------------------------------
  Total                                                                              $27,417      $25,490
==========================================================================================================

     Effective January 1, 1993, the Corporation adopted SFAS No. 109, "Accounting for Income Taxes," which requires a change from the deferred method of accounting for income taxes applying Accounting Principles Bulletin No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The cumulative effect of this change in accounting for income taxes, net of a $3.9 million valuation allowance, was a $12.8 million benefit and is included in the cumulative effect of changes in accounting principles in the 1993 consolidated income statement.
     The valuation allowance for deferred tax assets as of December 31, 1993, was $1.3 million. The net change in the total valuation allowance for the six months ended June 30, 1994, was a net decrease of $.6 million as a result of continuing operations.
     At June 30, 1994, deferred tax assets, net of a valuation allowance of $.7 million, totalled $81.3 million and deferred tax liabilities totalled $19.6 million, resulting in net deferred tax assets of $61.7 million. Management believes that more likely than not, the deferred tax assets, net of a valuation allowance, will be realized. The tax effects of temporary differences that give rise to the significant portion of deferred tax assets at June 30, 1994, include the allowance for loan losses ($51.0 million), valuation of securities available for sale ($8.3 million), and postretirement benefit obligation ($7.7). The tax effects of temporary differences that give rise to deferred tax liabilities include plant and equipment ($5.6 million), direct lease financing ($7.0 million), and purchase accounting adjustments ($2.5 million).

(8)  LEGAL MATTERS
     The Corporation and seven other financial institutions are defendants in a class action lawsuit brought in the Circuit Court of Shelby County, Tennessee. The lawsuit alleges anti-trust, unconscionability, usury, and contract claims arising out of the defendants' returned check charges. The asserted plaintiff class consists of depositors who have been charged returned check or overdraft fees. The plaintiffs are requesting compensatory and punitive damages of $25 million against each defendant. The anti-trust, unconscionability, and usury claims were previously dismissed, and in December 1993 the Circuit Court granted the defendants' motion for summary judgment and dismissed the remaining claim. The plaintiffs have appealed. In addition, an antitrust lawsuit alleging a price fixing conspiracy has been filed against the Corporation and eight other financial institutions by the plaintiffs in the U.S. District Court for the Western District of Tennessee. The defendant banks' motion for summary judgment in the Federal action was also granted and the plaintiffs have appealed. Management believes these suits are without merit and, based upon information currently known and on advice of counsel, that they will not have a material adverse effect on the Corporation's consolidated financial statements.
     Also, there are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.

(9)  ACQUISITION
     On April 1, 1994, the Corporation consummated its purchase of all of the outstanding shares of Fidelity Crossville Corp. (FCC), the parent company of First Fidelity Savings Bank, F.S.B. (First Fidelity) located in Crossville, Tennessee, for $6.5 million. First Fidelity was a Federal stock savings bank with offices in Crossville and Fairfield Glade with total assets of $48.7 million at that date. In conjunction with the acquisition, First Fidelity was merged into First American National Bank and First Fidelity's two offices became branches of First American National Bank. The transaction was accounted for as a purchase.

(10) ACCOUNTING MATTERS
     During May 1993, the Financial Accounting Standards Board issued SFAS
No. 114, "Accounting by Creditors for Impairment of a Loan," which is effective for fiscal years beginning after December 15, 1994. SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At this time, the Corporation is evaluating when and how it will adopt SFAS No. 114. Adoption of SFAS No. 114 is not expected to have a material effect on the Corporation's consolidated financial statements.

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


                        FOR QUARTER ENDED JUNE 30, 1994

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

HIGHLIGHTS
     Net income for the second quarter of 1994 was $22.1 million or $.85 per share compared with $26.0 million or $1.01 per share for the second quarter of 1993. For the six months ended June 30, 1994, net income was $44.0 million or $1.69 per share compared with $44.7 million or $1.73 per share for the six months ended June 30, 1993. Net income for the first six months of 1993 included $1.2 million or $.05 per share for the cumulative effect of changes in accounting principles. Effective January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes." Income before the cumulative effect of changes in accounting principles for the six months ended June 30, 1993, was $43.5 million or $1.68 per share.
     The $4.0 million decline in second quarter 1994 earnings compared to the same time last year was primarily due to the zero provision for loan losses in the current quarter compared to the negative $10.0 million provision in the second quarter of 1993. In addition, second quarter 1994 earnings include a $1.1 million increase in non-interest expense, a $2.8 million increase in net interest income and a $2.6 million increase in non-interest income. Exclusive of the $10.0 million negative provision for loan losses, net of tax, taken during the second quarter of 1993, net income was $19.7 million compared to $22.1 million in the second quarter of 1994.
     The $.7 million decrease in net income for the six months ended June
30, 1994, compared to the same period last year was primarily due to the zero provision for loan losses for the current period compared to the $8.0 million negative provision for the six months ended June 30, 1993. In addition, net income for the six months ended June 30, 1994, included a $4.4 million increase in non-interest expense, a $7.1 million improvement in net interest income and a $7.7 million increase in non-interest income. Exclusive of the cumulative effect of changes in accounting principles and the $8.0 million negative provision for loan losses, net of tax, recorded during the first six months of 1993, net income was $38.4 million compared to $44.0 million in the first six months of 1994.
     On April 1, 1994, the Corporation consummated its purchase of all of the outstanding shares of Fidelity Crossville Corp. (FCC), the parent company of First Fidelity Savings Bank, F.S.B.(First Fidelity) located in Crossville, Tennessee, for $6.5 million. First Fidelity was a Federal stock savings bank with offices in Crossville and Fairfield Glade with total assets of $48.7 million at that date. In conjunction with the acquisition, First Fidelity was merged into First American National Bank and First Fidelity's two offices became branches of First American National Bank. The transaction was accounted for as a purchase.

BALANCE SHEET
     Total assets of the Corporation rose $506.5 million or 8% to $7.23 billion at June 30, 1994, compared to $6.72 billion one year earlier. The growth in total assets is primarily due to a $731.3 million (19%) increase in loans, net of unearned discount and net deferred loan fees, to $4.52 billion at June 30, 1994, from $3.79 billion at June 30, 1993. Total consumer loans at June 30, 1994, reflects an increase of $439.5 million or 26% as compared to June 30, 1993, primarily as a result of additional residential mortgage lending. Contributing to the increase in loans were the acquisitions First American National Bank of Kentucky (FANBKY) on October 1, 1993, and First Fidelity on April 1, 1994, which were accounted for as purchases and which had loans of $164.1 million and $35.0 million, respectively, on the acquisition dates. Excluding these acquisitions, loans increased $532.2 million or 14%. Partially offsetting the increase in loans was a decrease in securities of $236.5 million (11%). At June 30, 1994, securities available for sale reflected net unrealized losses of $20.4 million related to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Corporation adopted effective December 31, 1993.

     Total deposits were $5.70 billion at June 30, 1994, an increase of $255.4 million or 5% from $5.45 billion a year earlier. The increase in deposits is primarily due to the acquisitions of FANBKY and First Fidelity, which had deposits of $185.5 million and $45.0 million, respectively, on the acquisition dates. Excluding these acquisitions, deposits increased $24.9 million or just under 1%. Core deposits, which are defined as total deposits excluding certificates of deposit $100,000 and over and foreign deposits, totalled $5.26 billion at June 30, 1994, an increase of $187.6 million or 4% from a year earlier. Short-term borrowings, primarily Federal funds purchased and securities sold under agreements to repurchase, increased $189.3 million or 31%.
     Total shareholders' equity was $581.1 million or 8.04% of total assets at June 30, 1994, as compared with $508.9 million or 7.57% of total assets at June 30, 1993. Book value per share was $22.27, $19.63, and $22.38 for June 30, 1994 and 1993 and December 31, 1993, respectively. The slight decline in book value per share from December 31, 1993, to June 30, 1994, reflects a decrease of $35.1 million in net unrealized gains and losses on securities available for sale, net of tax, recorded in accordance with SFAS No. 115.

NET INTEREST INCOME
     The Corporation's primary source of earnings is net interest income, which is the difference between interest earned on earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by the volume and mix of earning assets and interest-bearing liabilities and the respective yields earned and rates paid. The Corporation's 1993 Annual Report includes additional discussion of factors which impact net interest income.
     Net interest income on a taxable equivalent basis amounted to $70.3 million for the second quarter of 1994, compared to $67.6 million for the second quarter of 1993, an increase of $2.7 million or 4%. The increase was primarily due to an increase in the volume of earning assets partially offset by a lower net interest spread, which is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities. Average earning assets increased 8% to $6.58 billion in the second quarter of 1994 from $6.11 billion in the second quarter of 1993. Average loans increased $728.0 million (19%) while average securities decreased $220.1 million (10%). For the second quarter of 1994, the Corporation's net interest spread declined 20 basis points to 3.66% from 3.86% for the second quarter of 1993. This decrease resulted from a combination of an 11 basis point decline in the rates earned on earning assets (primarily securities and consumer loans) and a nine basis point increase in the rates paid on interest-bearing liabilities (other than deposits). As the net interest spread declined, the net interest margin, which is net interest income expressed as a percentage of average earning assets, decreased to 4.29% for the second quarter of 1994 as compared with 4.44% for the same quarter a year earlier.
     Net interest income on a taxable equivalent basis amounted to $140.3 million for the six months ended June 30, 1994, compared to $133.4 million from the six months ended June 30, 1993, an increase of $6.9 million or 5%. The increase was primarily due to an increase in the volume of earning assets partially offset by a lower net interest spread. Average earning assets increased 8% to $6.53 billion in the first six months of 1994 from $6.05 billion in the first six months of 1993. Average loans increased $660.4 million (18%) while average securities decreased $156.2 million (7%). For the first six months of 1994, the Corporation's net interest spread declined 16 basis points to 3.72% from 3.88% for the first six months of 1993. This decrease resulted from the rates earned on earning assets (primarily securities and consumer loans) declining more than the rates paid on interest-bearing liabilities (primarily deposits). The net interest margin decreased to 4.33% for the first six months of 1994 as compared with 4.44% for the same period a year earlier.

PROVISION FOR LOAN LOSSES AND ALLOWANCE
     The provision for loan losses represents a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level to absorb estimated losses inherent in the loan portfolio. During the second quarter of 1994 there was a zero provision made for loan losses, compared to a $10.0 million negative provision recorded in the second quarter of 1993. Nonperforming loans totalled $15.2 million at June 30, 1994, a 61% decrease from the $38.7 million balance a year earlier. Net charge-offs were $.7 million in the second quarter of 1994 as compared to $3.1 million in the second quarter of 1993.
     During the first six months of 1994 there was a zero provision made for loan losses, compared to an $8.0 million negative provision recorded in the first six months of 1993. In the first six months of

1994 and 1993, charge-offs were $7.1 million and $14.3 million, respectively, while recoveries amounted to $9.4 million and $8.8 million, respectively. Net recoveries were $2.3 million in the first six months of 1994 as compared to $5.5 million of net charge-offs in the first six months of 1993.
     The allowance for possible loan losses was $136.7 million at June 30, 1994, compared with $167.6 million at June 30, 1993. The allowance for possible loan losses represented 3.03% and 4.43% of net loans at June 30, 1994 and 1993, respectively.
     Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision. The Corporation's 1993 Annual Report includes additional discussion of factors which impact the allowance for possible loan losses.

NON-INTEREST INCOME
     Total non-interest income was $25.3 million for the second quarter of 1994 compared with $22.6 million for the second quarter of 1993, an increase of $2.7 million or 12%. Excluding gains and losses on sales of securities available for sale, non-interest income rose $1.7 million or 7%. This increase from the second quarter of 1993 is primarily attributable to growth in service charges on deposit accounts ($.8 million, an 8% increase), commissions and fees on fiduciary activities ($.6 million, a 16% increase), and "other income" ($1.0 million, a 19% increase). "Other income" includes $.7 million of income from vendor incentives and insurance commissions in excess of amounts in the second quarter of 1993. The above increases in non-interest income were partially offset by a decline in investment services income ($.5 million, a 21% decrease) related to the sale of annuities, mutual funds, and other investment products.
     Total non-interest income was $49.8 million for the first six months of 1994 compared with $42.1 million for the first six months of 1993, an increase of $7.7 million or 18%. Excluding gains and losses on sales of securities available for sale, non-interest income increased $5.7 million or 13%. This increase from the first six months of 1993 is primarily attributable to growth in service charges on deposit accounts ($1.2 million, a 7% increase); commissions and fees on fiduciary activities ($1.0 million, a 14% increase); investment services income ($.6 million, an 18% increase); and "other income" ($2.8 million, a 26% increase). The increase in "other income" consists primarily of $1.7 million of income in excess of prior year amounts from a gain from a leveraged lease buy-out, vendor incentives and insurance commissions.

NON-INTEREST EXPENSE
     Total non-interest expense was $59.1 million for the second quarter of 1994 compared with $58.0 million for the same period in 1993, a 2% increase. Salaries and employee benefits increased $2.9 million or 10% from the same period in 1993 due to merit increases, incentive compensation, higher employee benefit costs, and additional employees resulting from the transfer of certain computer programming functions to the Corporation and acquisitions of FANBKY and First Fidelity. Non-personnel related expense decreased $1.8 million or 6% from the second quarter of 1993 principally as a result of a $.9 million decrease in net occupancy expense and a $1.4 million decline in systems and processing expense. Net occupancy expense for the second quarter of 1993 included $.9 million of nonrecurring expense related to a branch automation project. Excluding second quarter 1994 non-interest expenses of $1.4 million for FANBKY and First Fidelity, total non-interest expense decreased $.3 million or 1% compared to the second quarter of 1993.
     In March 1994 the Corporation's agreement with an outside vendor to provide data processing and telecommunication services was amended to transfer certain software programming functions to the Corporation. The Corporation expects to have increased control over programming functions. The agreement amendment results in a cost savings in systems and processing expense and increases in other non-interest expense categories, such as salaries and benefits.
     The Corporation's operating efficiency ratio (non-interest expense as a percentage of the sum of net interest income, on a fully taxable basis, and non-interest income) improved to 61.85% in the second quarter of 1994 from 64.25% in the second quarter of 1993.
     Total non-interest expense was $116.9 million for the first six months of 1994 compared with $112.6 million for the same period in 1993, a 4% increase. Salaries and employee benefits increased $5.6 million or 10% from the same period in 1993, which is reflective of merit increases, incentive compensation, higher employee benefit costs, and additional employees from the transfer of certain computer programming functions to the Corporation and acquisitions of FANBKY and First Fidelity.

Non-personnel related expense decreased $1.3 million or 2% from the first six months of 1993 principally as a result of a $.7 million decrease in net occupancy expense, a $1.4 million decrease in systems and processing expense, and a $.6 million decrease in FDIC insurance. Non-interest expense also includes an increase over the first half of 1993 of $1.1 million in foreclosed property expense, net of income. Excluding non-interest expenses for the first six months of 1994 of $2.6 million for FANBKY and First Fidelity, total non-interest expense increased $1.8 million or 2% compared to the first six months of 1993.
     The Corporation's operating efficiency ratio improved to 61.52% in the first six months of 1994 from 64.16% in the first six months of 1993.

INCOME TAXES
     During the second quarters of 1994 and 1993, the Corporation's income tax expense was $13.5 million and $15.3 million, respectively. The major factor for the decrease was the decline in income before income taxes.
     During the first six months of 1994 and 1993, income tax expense totalled $27.4 million which compares to $25.5 million in the same period in 1993. The primary factor in the increase in the first six months of 1994 was the increase in the Corporation's income before income taxes and cumulative effect of changes in accounting principles.

ASSET QUALITY
     Nonperforming assets of the Corporation were $31.1 million at June 30, 1994, compared with $71.7 million at June 30, 1993, a decrease of 57%. Nonperforming assets at June 30, 1994, represented .69% of total loans and foreclosed properties, compared to 1.88% at June 30, 1993. At June 30, 1994, nonperforming assets were comprised of $15.2 million of non-accrual loans and $15.9 million of foreclosed properties.
     Other potential problem loans consist of loans that are not considered nonperforming currently but where information about possible credit problems has caused the Corporation to have doubts as to the ability of the borrowers to comply fully with present repayment terms. At June 30, 1994, loans totalling approximately $80 million, while not considered nonperforming loans, were classified in the Corporation's internal loan grading system as substandard or worse, compared with approximately $110 million of such loans at June 30, 1993. Depending on the economy and other future events, these loans and others which may not be presently identified could become future nonperforming assets.

CAPITAL ADEQUACY AND LIQUIDITY
     In the second quarter of 1994, the Corporation declared cash dividends on its common stock of $.21 per share compared to $.15 per share in the second quarter of 1993, a 40% increase. Cash dividends for the first six months of 1994 were $.42 versus $.25 in the first six months of 1993, a 68% increase.
     The Federal Reserve Board and Office of the Comptroller of the Currency
(OCC) regulations require that, in order to be considered adequately capitalized, bank holding companies and national banks maintain a minimum total risk-based capital ratio (total capital to risk-adjusted assets) of 8.0%, a Tier I risk-based capital ratio (Tier I capital to risk-adjusted assets) of 4.0%, and a Tier I leverage capital ratio (Tier I capital to total assets less excluded intangibles) of 4.0%. In order to be considered well capitalized the total risk- based capital ratio must be a minimum of 10%, the Tier I risk-based capital ratio must equal or exceed 6%, and the Tier I leverage capital ratio must be 5% or greater. At June 30, 1994, the Corporation had a total risk-based capital ratio of 12.65%, a Tier I risk-based capital ratio of 10.46%, and a Tier I leverage capital ratio of 7.79%. At June 30, 1994, these ratios for First American National Bank, the Corporation's principal subsidiary, were 11.26%, 9.99%, and 7.49%, respectively.
     Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets, which include cash and cash equivalents, money market instruments, and securities that will mature within one year, amounted to $.81 billion and $1.21 billion at June 30, 1994 and 1993, respectively. The estimated average maturity of securities was 4.3 years and 3.2 years at June 30, 1994 and 1993, respectively. The overall liquidity position of the Corporation is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 92% of total deposits at June 30, 1994 versus 93% at June 30, 1993.

     On December 31, 1993, the Corporation adopted SFAS No. 115. Included within total securities classified as available for sale at that time were $203.8 million of securities classified as such due to regulatory restrictions even though the Corporation had the intent and ability to hold such securities to maturity. Upon a regulatory revision in the second quarter of 1994 which allowed those securities to be classified as held to maturity, the Corporation transferred such securities from available for sale to held to maturity. At the time of transfer, the securities had an unrealized loss of $1.0 million ($.6 net of taxes). In accordance with SFAS No. 115, such unrealized loss was retained as a component of shareholders' equity and will be amortized over the remaining lives of the securities.
     On January 31, 1994, the Corporation redeemed the remaining balance of approximately $13.6 million of its 7 5/8% debentures due in 2002, at a price of 101.22%. During the first quarter of 1993, the Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue $100 million of subordinated debt securities. During the second quarter of 1993, the Corporation issued $50 million of subordinated notes under the shelf registration statement and used a portion of the proceeds for the acquisition of FANBKY.
     The Corporation entered into a three-year revolving credit agreement effective March 31, 1994, which provides for loans of up to $35 million. On May 31, 1994, the revolving credit agreement was amended to increase the loans available to $50 million from $35 million. The Corporation had no revolving credit borrowings outstanding at June 30, 1994, or during the six months then ended.

ASSET/LIABILITY MANAGEMENT
     The Corporation utilizes off-balance-sheet ("derivative") products in managing its interest rate risk exposure. Derivatives reduce the Corporation's vulnerability to changes in the interest rate environment. Balance-sheet hedging vehicles are linked and bear a correlation to assets or liabilities on the balance sheet. By using derivative products such as interest rate swaps and futures contracts, the derivative products offset fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should result in close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products enable the Corporation to improve its balance between interest sensitive assets and interest sensitive liabilities by managing interest rate exposure, while continuing to meet lending and deposit needs of its customers.
     Credit risk exposure due to off-balance-sheet hedging is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability.
     The Corporation enters into interest rate caps, floors, options, and forward and futures contracts for its asset/liability management program. Realized and unrealized gains and losses on such instruments which are designated as effective hedges of interest rate exposure are deferred and recognized as interest income or interest expense over the covered periods or lives of the hedged assets or liabilities.
     The Corporation also enters into interest rate swap and basis swap transactions in connection with its asset/liability management program in managing interest rate exposure. The impact of interest rate swaps and basis swaps is accrued based on expected settlement payments and is recorded as an adjustment to interest income and expense over the life of the related agreements.
     In conjunction with managing interest rate sensitivity, at June 30, 1994, the Corporation had interest rate swaps and basis swaps with notional values totaling $1.3 billion and futures with notional values aggregating $.4 billion. As of June 30, 1994, swap transactions were entered into with counterparts with credit ratings of A2 or higher. At June 30, 1994, these derivative products had unrealized net pre-tax gains of $9.0 million. At June 30, 1993, the Corporation had interest rate swaps and basis swaps with notional values totaling $.9 billion which had unrealized net pre-tax losses of $4.3 million. Net interest income for the six months ended June 30, 1994 and 1993, included derivative products net expense of $4.9 million and $3.0 million, respectively.

                         PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

         The Corporation and seven other financial institutions are defendants in a class action lawsuit brought in the Circuit Court of Shelby County, Tennessee. The lawsuit alleges anti-trust, unconscionability, usury, and contract claims arising out of the defendants' returned check charges. The asserted plaintiff class consists of depositors who have been charged returned check or overdraft fees. The plaintiffs are requesting compensatory and punitive damages of $25 million against each defendant. The anti-trust, unconscionability, and usury claims were previously dismissed, and in December 1993 the Circuit Court granted the defendants' motion for summary judgment and dismissed the remaining claim. The plaintiffs have appealed. In addition, an antitrust lawsuit alleging a price fixing conspiracy has been filed against the Corporation and eight other financial institutions by the plaintiffs in the U.S. District Court for the Western District of Tennessee. The defendant banks' motion for summary judgment in the Federal action was also granted and the plaintiffs have appealed. Management believes these suits are without merit and, based upon information currently known and on advice of counsel, that they will not have a material adverse effect on the Corporation's consolidated financial statements.

         Also, there are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.


Item 4.  Submission of Matters to a Vote of Security Holders

    (a)  An annual meeting of shareholders was held on April 21, 1994.

    (b) At the annual meeting, the shareholders voted on the election of directors. The name of each director elected, including a tabulation of votes, is as follows:

                                      For              Against          Abstain
                                      ---              -------          -------
         Dennis C. Bottorff        21,119,574           81,242          552,659
         James A. Haslam II        21,113,598           87,018          552,859
         Walter G. Knestrick       21,118,532           82,584          552,359
         Robert A. McCabe, Jr.     21,114,076           86,537          552,862
         William O. McCoy          21,106,124           94,992          552,359
         David K. Wilson           21,112,187           88,698          552,590
         Toby S. Wilt              21,116,104           84,512          552,859

         The name of each other director whose term of office as a director continued after the annual meeting is as follows: Reginald D. Dickson,
         T. Scott Fillebrown, Jr., Gene C. Koonce, Dale W. Polley, James F. Smith, Jr., Cal Turner, Jr., Samuel E. Beall, III, Earnest W. Deavenport, Jr., Martha R. Ingram, James R. Martin, Roscoe R. Robinson, and William S. Wire II.

    (c) Additionally, at the annual meeting, the shareholders voted on a proposal to amend the First American Corporation 1991 Employee Stock Incentive Plan by increasing the number of shares of common stock reserved thereunder by one million two hundred fifty thousand (1,250,000) shares. There were 17,789,377 affirmative votes; 3,169,934 negative votes; and 794,164 abstentions and broker non-votes with respect to this matter. Abstentions and broker non-votes were neither counted for nor against this matter.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Number                             Description
         ------       ---------------------------------------------------------

          11 Statement regarding computation of per share earnings is included in Note 11 to the Consolidated Financial Statements for the Quarter Ended June 30, 1994. See Part 1, Item 1.

          15 Letter regarding unaudited interim financial information from KPMG Peat Marwick, dated July 21, 1994.

          99 Pursuant to Section 11 (a) of the Securities Act of 1933 and Rule 158 promulgated thereunder, the registrant files herewith its earnings statement for the twelve months ended June 30, 1994, a period which covers the twelve months after the effective date of the registrant's registration statement on Form S-3, Registration No. 33-59844, relating to its issuance of $50 million of 6 7/8% subordinated notes due 2003.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FIRST AMERICAN CORPORATION
                                  ---------------------------
                                  (Registrant)



                                  /s/  Dale W. Polley
                                  ---------------------------
                                  Dale W. Polley
                                  Vice Chairman and Chief Administrative
                                    Officer and Director (and principal
                                    financial officer)

                                  Date: August 9, 1994
                                  ---------------------------

                          FIRST AMERICAN CORPORATION

                         QUARTERLY STATEMENT ON FORM
                                     10-Q

                       FOR QUARTER ENDED JUNE 30, 1994

                                EXHIBIT INDEX
                                -------------


Exhibit
Number                                    Description
- - ------              ---------------------------------------------------------
 15 Letter regarding unaudited interim financial information from KPMG Peat Marwick, dated July 21, 1994.

 99 Earnings statement for the twelve months ended June 30, 1994, a period which covers the twelve months after the effective date of the registrant's registration statement on Form S-3, Registration No. 33-59844, relating to its issuance of $50 million of 6 7/8% subordinated notes due 2003.