Form 10-Q
period 1994-09-30
FIRST AMERICAN CORP /TN/
filed 1994-11-09
CIK 36068

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

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

     Common shares outstanding: 26,139,708 as of October 28, 1994.

                         PART I.  FINANCIAL INFORMATION


                                     ITEM 1

                              FINANCIAL STATEMENTS


                      FOR QUARTER ENDED SEPTEMBER 30, 1994

FIRST AMERICAN CORPORATION
                      AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                         QUARTER ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                                    ----------------------       --------------------
                                                                       1994        1993             1994       1993
                                                                    -----------  ---------       ---------- ---------
                                                                                     (IN THOUSANDS)

INTEREST INCOME
  Interest and fees on loans                                           $ 89,169   $ 73,563       $252,144    $214,026
  Interest and dividends on securities                                   28,849     33,179         89,136     104,154
  Interest on Federal funds sold and securities
     purchased under agreements to resell                                   848      1,289          2,691       2,790
  Interest on time deposits with other banks and other interest             299        170            840       1,382
- - ---------------------------------------------------------------------------------------------------------------------
        Total interest income                                           119,165    108,201        344,811     322,352
- - ---------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits:
     NOW accounts                                                         3,913      3,577         11,735      10,703
     Money market accounts                                               14,500     11,930         41,003      34,053
     Regular savings                                                      2,436      2,535          7,374       7,469
     Certificates of deposit under $100,000                              11,126     10,915         31,484      34,121
     Certificates of deposit $100,000 and over                            4,703      3,188         11,044      10,178
     Other time and foreign                                               4,158      4,301         11,619      13,437
- - ---------------------------------------------------------------------------------------------------------------------
        Total interest on deposits                                       40,836     36,446        114,259     109,961
- - ---------------------------------------------------------------------------------------------------------------------
  Interest on short-term borrowings                                       7,066      4,159         18,802      12,015
  Interest on long-term debt                                              1,885      1,187          3,783       2,489
- - ---------------------------------------------------------------------------------------------------------------------
        Total interest expense                                           49,787     41,792        136,844     124,465
- - ---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                      69,378     66,409        207,967     197,887
PROVISION FOR LOAN LOSSES (NOTE 4)                                        -        (10,000)         -         (18,000)
- - ---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      69,378     76,409        207,967     215,887
- - ---------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                                    10,646      9,487         30,507      28,135
  Commissions and fees on fiduciary activities                            3,849      3,839         12,378      11,338
  Investment services income                                              1,161      2,359          5,336       5,908
  Merchant discount fees                                                  2,203      1,887          5,439       4,738
  Trading account revenue                                                   679        577          1,682       1,939
  Net gain (loss) on sale of securities available for sale                    2       -              (284)     (2,344)
  Other income                                                            6,414      6,160         19,667      16,648
- - ---------------------------------------------------------------------------------------------------------------------
        Total non-interest income                                        24,954     24,309         74,725      66,362
- - ---------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                         33,018     29,449         96,990      87,803
  Net occupancy expense                                                   5,226      5,182         15,717      16,343
  Equipment expense                                                       3,885      3,936         11,065      10,999
  Systems and processing expense                                          2,062      3,291          7,880      10,486
  FDIC insurance expense                                                  3,184      3,003          9,409       9,835
  Communication expense                                                   2,135      1,737          6,178       5,326
  Supplies expense                                                        1,384        771          4,018       3,167
  Foreclosed properties expense (income), net                            (2,456)     1,476         (3,454)       (655)
  Other expenses                                                         10,190      9,356         27,768      27,488
- - ---------------------------------------------------------------------------------------------------------------------
        Total non-interest expense                                       58,628     58,201        175,571     170,792
- - ---------------------------------------------------------------------------------------------------------------------
Income before income tax expense and cumulative effect of changes
  in accounting principles                                               35,704     42,517        107,121     111,457
Income tax expense (note 7)                                              13,016     14,793         40,433      40,283
- - ---------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes in accounting principles      22,688     27,724         66,688      71,174
Cumulative effect of changes in accounting principles, net of tax
  (notes 6 and 7)                                                         -          -              -           1,216
- - ---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $ 22,688   $ 27,724       $ 66,688    $ 72,390
=====================================================================================================================
PER COMMON SHARE:
  Income before cumulative effect of changes in accounting
     principles                                                        $    .87    $  1.07       $   2.56   $    2.75
  Cumulative effect of changes in accounting principles, net of tax        -           -              -           .05
- - ---------------------------------------------------------------------------------------------------------------------
  Net income                                                           $    .87   $   1.07        $  2.56   $    2.80
=====================================================================================================================
  Cash dividends                                                       $    .21   $    .15        $   .63   $     .40
=====================================================================================================================
Weighted average common shares outstanding                               26,117     25,941         26,077      25,890
=====================================================================================================================


See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
               AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30              DECEMBER 31
                                                                        ---------------------------     ------------
                                                                            1994            1993             1993
                                                                        -----------     -----------     ------------
                                                                                       (IN THOUSANDS)
ASSETS
  Cash and due from banks                                                $  395,640      $  348,821       $  500,119
  Time deposits with other banks                                              4,166           5,646            2,195
  Securities (note 2):
     Held to maturity (market value $1,470,300, $1,119,156 and
        $670,764, respectively)                                           1,514,079       1,078,346          657,835
     Available for sale (amortized cost $495,660, market value
        $997,048, and amortized cost $1,356,896, respectively)              471,359         963,411        1,392,984
- - --------------------------------------------------------------------------------------------------------------------
        Total securities                                                  1,985,438       2,041,757        2,050,819
- - --------------------------------------------------------------------------------------------------------------------
  Federal funds sold and securities purchased under
     agreements to resell                                                    80,282         287,676          144,785
  Trading account securities                                                 18,640          11,820           12,263
  Loans:
     Commercial                                                           2,131,273       1,757,941        1,953,983
     Consumer--amortizing mortgages                                       1,105,521         798,882        1,015,852
     Consumer--other                                                      1,036,302         953,553          969,929
     Real estate--construction                                              114,358         100,278          106,624
     Real estate--commercial mortgages and other                            318,505         306,252          302,772
- - --------------------------------------------------------------------------------------------------------------------
        Total loans                                                       4,705,959       3,916,906        4,349,160
     Unearned discount and net deferred loan fees                             6,830          10,393            9,072
- - --------------------------------------------------------------------------------------------------------------------
        Loans, net of unearned discount and net deferred
        loan fees                                                         4,699,129       3,906,513        4,340,088
     Allowance for possible loan losses (note 4)                            137,587         157,711          134,124
- - --------------------------------------------------------------------------------------------------------------------
        Total net loans                                                   4,561,542       3,748,802        4,205,964
- - --------------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                               106,476         111,666          102,596
  Foreclosed properties                                                      13,553          25,541           18,881
  Other assets                                                              201,610         173,550          150,700
- - --------------------------------------------------------------------------------------------------------------------
        Total assets                                                     $7,367,347      $6,755,279       $7,188,322
====================================================================================================================
LIABILITIES
  Deposits:
     Demand (non-interest-bearing)                                       $1,157,758      $1,118,333       $1,232,951
     NOW accounts                                                           771,045         713,252          797,343
     Money market accounts                                                1,490,776       1,375,971        1,442,316
     Regular savings                                                        413,978         401,407          424,492
     Certificates of deposit under $100,000                               1,139,852       1,102,301        1,137,965
     Certificates of deposit $100,000 and over                              426,351         334,614          296,285
     Other time                                                             314,551         326,864          327,231
     Foreign                                                                 56,887          22,978           31,975
- - --------------------------------------------------------------------------------------------------------------------
        Total deposits                                                    5,771,198       5,395,720        5,690,558
- - --------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                                                     692,855         626,347          756,763
  Long-term debt                                                            152,052          66,280           65,945
  Other liabilities                                                         154,382         133,083           93,347
- - --------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                 6,770,487       6,221,430        6,606,613
- - --------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Common stock, $5 par value; authorized 50,000,000
     shares; issued: 26,134,713 shares at September 30, 1994;
     25,970,993 shares at September 30, 1993 and 25,988,201
     shares at December 31, 1993                                            130,674         129,855          129,941
  Capital surplus                                                           119,436         116,904          117,015
  Retained earnings                                                         363,900         288,137          313,644
  Deferred compensation on restricted stock                                  (1,808)         (1,047)            (940)
- - --------------------------------------------------------------------------------------------------------------------
        Realized shareholders' equity                                       612,202         533,849          559,660
  Net unrealized gains (losses) on securities available
     for sale, net of tax (note 2)                                          (15,342)          -               22,049
- - --------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                          596,860         533,849          581,709
- - --------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                       $7,367,347      $6,755,279       $7,188,322
====================================================================================================================



See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                   NET
                                                                                                UNREALIZED
                                                                                   DEFERRED       GAINS
                                                                                 COMPENSATION   (LOSSES)
                                                                                      ON      ON SECURITIES
NINE MONTHS ENDED SEPTEMBER 30, 1993, AND       COMMON      CAPITAL     RETAINED  RESTRICTED    AVAILABLE
  SEPTEMBER 30, 1994                            STOCK       SURPLUS     EARNINGS    STOCK        FOR SALE   TOTAL
                                               ---------   ---------    -------- -----------    --------- ----------
                                                                         (IN THOUSANDS)
Balance, January 1, 1993                        $128,931    $114,350    $226,113   $ (1,073)   $    -       $468,321
Issuance of 174,188 common shares in
  connection with Employee Benefit Plan, net
  of discount on Dividend Reinvestment Plan          871       2,313       -           -            -          3,184
Issuance of 10,600 shares of restricted common
  stock                                               53         241       -           (294)        -          -
Amortization of deferred compensation on
  restricted stock                                  -           -          -            320         -            320
Net income                                          -           -         72,390       -            -         72,390
Cash dividends declared ($.40 per common
  share)                                            -           -        (10,366)      -            -        (10,366)
- - --------------------------------------------------------------------------------------------------------------------
Balance September 30, 1993                      $129,855    $116,904    $288,137   $ (1,047)   $    -       $533,849
====================================================================================================================
Balance, January 1, 1994                        $129,941    $117,015    $313,644    $  (940)     $ 22,049   $581,709
Issuance of 101,312 common shares in
  connection with Employee Benefit Plan, net
  of discount on Dividend Reinvestment Plan          507       1,222       -           -            -          1,729
Issuance of 45,200 shares of restricted common
  stock                                              226       1,199       -         (1,425)        -          -
Amortization of deferred compensation on
  restricted stock                                  -           -          -            557         -            557
Net income                                          -           -         66,688       -            -         66,688
Cash dividends declared ($.63 per common
  share)                                            -           -        (16,432)      -            -        (16,432)
Change in net unrealized gains and losses on
  securities available for sale, net of taxes       -           -          -           -          (37,391)   (37,391)
- - --------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1994                     $130,674    $119,436    $363,900  $  (1,808)   $  (15,342)  $596,860
====================================================================================================================


See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
               AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30
                                                                                            -------------------------
                                                                                               1994           1993
                                                                                            ---------       ---------
                                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                                                 $ 66,688        $ 72,390
  Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                               -             (18,000)
        Depreciation of premises and equipment                                                 10,320          10,673
        Cumulative effect of changes in accounting principles, net of tax                       -              (1,216)
        Amortization of intangible assets                                                       2,530           1,751
        Other amortization (accretion), net                                                       (51)          4,277
        Deferred income tax expense                                                             1,400           3,741
        Net loss on sale of securities available for sale                                         284           2,344
        Net gain on sale of premises and equipment                                               (170)          -
        Write-down on foreclosed properties                                                     -               1,251
        Change in assets and liabilities, net of effects from purchase of bank subsidiary:
              (Increase) decrease in accrued interest receivable                               (3,020)            175
              Increase (decrease) in accrued interest payable                                   9,548            (331)
              (Increase) in trading account securities                                         (6,377)         (3,939)
              (Increase) decrease in other assets                                             (19,161)         28,303
              Increase in other liabilities                                                    50,880          15,229
- - ---------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                112,871         116,648
- - ---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net (increase) decrease in time deposits with other banks                                    (1,971)        111,539
  Proceeds from sale of securities available for sale                                       1,313,729         657,795
  Proceeds from maturities of securities available for sale                                   137,041          33,630
  Purchases of securities available for sale                                                 (784,726)     (1,066,701)
  Proceeds from maturities of securities held to maturity                                     121,085         745,283
  Purchases of securities held to maturity                                                   (774,532)       (430,106)
  Net (increase) decrease in Federal funds sold and
     securities purchased under agreements to resell                                           64,503        (192,226)
  Net increase in loans                                                                      (320,914)       (212,609)
  Purchase of bank subsidiary, net of cash acquired                                            (1,784)          -
  Proceeds from sale of premises and equipment                                                    882             100
  Purchases of premises and equipment                                                         (13,920)        (21,115)
- - ---------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                   (260,607)       (374,410)
- - ---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                          35,627        (126,119)
  Net increase (decrease) in short-term borrowings                                            (63,908)         17,768
  Proceeds from issuance of long-term debt                                                    100,000          49,680
  Redemption of 7 5/8% debentures at 101.22%                                                  (13,759)          -
  Net repayment of remaining long-term debt                                                     -                (311)
  Net proceeds from issuance of common stock                                                    1,729           3,184
  Cash dividends paid                                                                         (16,432)        (10,366)
- - ---------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                                       43,257         (66,164)
- - ---------------------------------------------------------------------------------------------------------------------
  Decrease in cash and due from banks                                                        (104,479)       (323,926)
  Cash and due from banks, January 1                                                          500,119         672,747
- - ---------------------------------------------------------------------------------------------------------------------
  Cash and due from banks, September 30                                                      $395,640        $348,821
=====================================================================================================================
  Cash paid during the period for:
     Interest expense                                                                        $127,132        $119,253
     Income taxes                                                                              44,027          35,764
  Noncash investing activities:
     Foreclosures                                                                               1,366          15,596
     Securities transferred to held to maturity
        from available for sale                                                               203,764           -
- - ---------------------------------------------------------------------------------------------------------------------


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

(2)  SECURITIES
     Securities carried in the consolidated balance sheets at approximately $1.46 billion, $1.05 billion, and $1.31 billion at September 30, 1994 and 1993 and December 31, 1993, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.
     At September 30, 1994, gross unrealized gains and losses on securities held to maturity were $1.8 million and $45.6 million, respectively, and gross unrealized gains and losses on securities available for sale were $.1 million and $24.4 million, respectively.
     Effective December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in
Debt and Equity Securities." SFAS No. 115 requires investments in equity securities that have a readily determinable fair value and investments in debt securities to be classified into three categories, as follows: held to maturity debt securities, which are reported at amortized cost; trading securities, which are reported at fair value with unrealized gains and losses included in earnings; and securities available for sale, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders' equity. There was no impact on the Corporation's 1993 consolidated net income as a result of adoption of SFAS No. 115.

(3)  NONPERFORMING ASSETS
 Nonperforming assets were as follows:

                                                                              SEPTEMBER 30        December 31
- - -------------------------------------------------------------------------------------------------------------
  (in thousands)                                                            1994         1993        1993
- - -------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                         $ 14,075     $ 32,140      $ 21,666
Foreclosed properties                                                       13,553       25,541        18,881
- - -------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                              $ 27,628     $ 57,681      $ 40,547
=============================================================================================================
90 days or more past due
  on accrual                                                              $  3,822     $  4,567      $  4,764
=============================================================================================================
Nonperforming assets as a percent of
  loans and foreclosed properties                                              .59%        1.47%          .93%
=============================================================================================================

(4)     ALLOWANCE FOR POSSIBLE LOAN LOSSES
        Transactions in the allowance for possible loan losses were as follows:

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
- - -------------------------------------------------------------------------------------------------------------
  (in thousands)                                                                         1994          1993
- - -------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                     $134,124      $181,108
Provision (credited) charged to operating expenses                                        -           (18,000)
Allowance of subsidiary purchased (note 9)                                                  323         -
- - -------------------------------------------------------------------------------------------------------------
                                                                                        134,447       163,108
- - -------------------------------------------------------------------------------------------------------------
Loans charged off                                                                        10,549        20,874
Recoveries of loans previously charged off                                              (13,689)      (15,477)
- - -------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                                             (3,140)        5,397
- - -------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                  $137,587      $157,711
=============================================================================================================

Allowance ratios were as follows:

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
- - -------------------------------------------------------------------------------------------------------------
                                                                                         1994           1993
- - -------------------------------------------------------------------------------------------------------------
Allowance end of period to net loans outstanding                                           2.93%         4.04%
Net charge-offs (recoveries) to average loans (annualized)                                 (.09)          .19
=============================================================================================================
Net charge-offs (recoveries) by major categories were as follows:

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
- - -------------------------------------------------------------------------------------------------------------
  (in thousands)                                                                               1994     1993
- - -------------------------------------------------------------------------------------------------------------
Commercial                                                                             $ (3,853)      $ 1,320
Consumer--amortizing mortgages                                                             (285)         (337)
Consumer--other                                                                           1,251         3,395
Real estate--construction                                                                  (102)          478
Real estate--commercial mortgages and other                                                (151)          541
- - -------------------------------------------------------------------------------------------------------------
  Total net charge-offs (recoveries)                                                   $ (3,140)      $ 5,397
=============================================================================================================

(5)  LONG-TERM DEBT
     On January 31, 1994, the Corporation redeemed the remaining balance of approximately $13.6 million of its 7 5/8% debentures due in 2002, at a price of 101.22%.
     On August 2, 1994, the Corporation borrowed $100 million from the Federal Home Loan Bank. The advance has a maturity of three years and interest which is payable and reprices monthly based on LIBOR. At September 30, 1994, the interest rate was 4.925%.

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

(7)  INCOME TAXES
     Income tax expense (benefit) attributable to income from continuing operations consisted of the following:

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
- - -------------------------------------------------------------------------------------------------------------
  (in thousands)                                                                         1994           1993
- - -------------------------------------------------------------------------------------------------------------
Current   -Federal                                                                     $ 32,948      $ 30,905
           State                                                                          6,085         5,637
Deferred  -Federal                                                                        2,004         4,645
           State                                                                           (604)         (904)
- - -------------------------------------------------------------------------------------------------------------
  Total                                                                                $ 40,433      $ 40,283
=============================================================================================================

      Effective January 1, 1993, the Corporation adopted SFAS No. 109, "Accounting for Income Taxes," which requires a change from the deferred method of accounting for income taxes applying Accounting Principles Bulletin No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The cumulative effect of this change in accounting for income taxes, net of a $3.9 million valuation allowance, was a $12.8 million benefit and is included in the cumulative effect of changes in accounting principles in the 1993 consolidated income statement.
      The valuation allowance for deferred tax assets as of December 31, 1993, was $1.3 million. The net change in the total valuation allowance for the nine months ended September 30, 1994, was a net decrease of $.9 million as a result of continuing operations.
      At September 30, 1994, deferred tax assets, net of a valuation allowance of $.4 million, totalled $82.8 million and deferred tax liabilities totalled $22.4 million, resulting in net deferred tax assets of $60.4 million. Management believes that more likely than not, the deferred tax assets, net of a valuation allowance, will be realized. The tax effects of temporary differences that give rise to the significant portion of deferred tax assets at September 30, 1994, include the allowance for loan losses ($51.5 million), valuation of securities available for sale ($9.8 million), and postretirement benefit obligation ($7.8 million). The tax effects of temporary differences that give rise to deferred tax liabilities include plant and equipment ($5.6 million), direct lease financing ($8.9 million), and purchase accounting adjustments ($2.4 million).

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


                      FOR QUARTER ENDED SEPTEMBER 30, 1994

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

HIGHLIGHTS
     Net income for the third quarter of 1994 was $22.7 million or $.87 per share compared with $27.7 million or $1.07 per share for the third quarter of 1993. For the nine months ended September 30, 1994, net income was $66.7 million or $2.56 per share compared with $72.4 million or $2.80 per share for the nine months ended September 30, 1993. Net income for the first nine months of 1993 included $1.2 million or $.05 per share for the cumulative effect of changes in accounting principles. Effective January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes." Income before the cumulative effect of changes in accounting principles for the nine months ended September 30, 1993, was $71.2 million or $2.75 per share.
     The $5.0 million decline in third quarter 1994 earnings compared to the same time last year was primarily due to the zero provision for loan losses in the current quarter compared to the negative $10.0 million provision in the third quarter of 1993. Third quarter 1994 earnings also included a $.4 million increase in non-interest expense, a $3.0 million increase in net interest income and a $.6 million increase in non-interest income. Exclusive of the $10.0 million negative provision for loan losses, net of tax, net income for the third quarter of 1993 was $21.2 million compared to $22.7 million in the third quarter of 1994.
     The $5.7 million decrease in net income for the nine months ended September 30, 1994, compared to the same period last year was primarily due to the zero provision for loan losses for the current period compared to the $18.0 million negative provision for the nine months ended September 30, 1993. Net income for the nine months ended September 30, 1994, also included a $4.8 million increase in non-interest expense, a $10.1 million improvement in net interest income and an $8.4 million increase in non-interest income. Exclusive of the cumulative effect of changes in accounting principles and the $18.0 million negative provision for loan losses, net of tax, net income for the first nine months of 1993 was $59.6 million compared to $66.7 million in the first nine months of 1994.
     On April 1, 1994, the Corporation consummated its purchase of all of the outstanding shares of Fidelity Crossville Corp. (FCC), the parent company of First Fidelity Savings Bank, F.S.B.(First Fidelity) located in Crossville, Tennessee, for $6.5 million. First Fidelity was a Federal stock savings bank with offices in Crossville and Fairfield Glade with total assets of $48.7 million at that date. In conjunction with the acquisition, First Fidelity was merged into First American National Bank and First Fidelity's two offices became branches of First American National Bank. The transaction was accounted for as a purchase.
     On October 1, 1993, the Corporation completed its acquisition of First Federal Savings and Loan Association of Bowling Green for $27.5 million. First Federal was a federally-chartered stock savings association with three branches in Southern Kentucky with total assets of $214 million. In conjunction with the acquisition, First Federal was converted to a national bank and was renamed First American National Bank of Kentucky (FANBKY). The transaction was accounted for as a purchase.

BALANCE SHEET
     Total assets of the Corporation rose $612.1 million or 9% to $7.37 billion at September 30, 1994, compared to $6.76 billion one year earlier. The growth in total assets is primarily due to a $792.6 million (20%) increase in loans, net of unearned discount and net deferred loan fees, to $4.70 billion at September 30, 1994, from $3.91 billion at September 30, 1993. From September 30, 1993 to September 30, 1994, total consumer loans increased $389.4 million or 22% and commercial loans increased $373.3 million or 21%. Contributing to the increase in loans were the acquisitions of FANBKY on October 1, 1993, and First Fidelity on April 1, 1994, which had loans of $164.1 million and $35.0 million, respectively, on the acquisition dates. Excluding these acquisitions, loans increased $593.5 million or 15%. Partially offsetting the increase in loans was a decrease in Federal funds sold and securities purchased under agreements to resell of $207.4 million or 72%.
     Total deposits were $5.77 billion at September 30, 1994, an increase of $375.5 million or 7% from $5.40 billion a year earlier. The increase in deposits is primarily due to the acquisitions of FANBKY and First Fidelity, which had deposits of $185.5 million and $45.0 million, respectively, on the acquisition dates. Excluding these acquisitions, deposits increased $145.0 million or 3%. Core deposits, which are defined as total deposits excluding certificates of deposit $100,000 and over and foreign deposits, totalled $5.29 billion at September 30, 1994, an increase of $249.8 million or 5% from a year earlier.
     Total shareholders' equity was $596.9 million or 8.10% of total assets at September 30, 1994, as compared with $533.8 million or 7.90% of total assets at September 30, 1993. Book value per share was $22.84, $20.56, and $22.38 for September 30, 1994 and 1993 and December 31, 1993, respectively.

NET INTEREST INCOME
     The Corporation's primary source of earnings is net interest income, which is the difference between interest earned on earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by the volume and mix of earning assets and interest-bearing liabilities and the respective yields earned and rates paid. The Corporation's 1993 Annual Report includes additional discussion of factors which impact net interest income.
     Net interest income on a taxable equivalent basis amounted to $70.2 million for the third quarter of 1994, compared to $67.2 million for the third quarter of 1993, an increase of $3.0 million or 4%. The increase was primarily due to an increase in the volume of earning assets partially offset by a lower net interest spread, which is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities. Average earning assets increased 8% to $6.62 billion in the third quarter of 1994 from $6.11 billion in the third quarter of 1993. Average loans increased $741.3 million (19%) while average securities decreased $151.2 million (7%). For the third quarter of 1994, the Corporation's net interest spread declined 22 basis points to 3.54% from 3.76% for the third quarter of 1993. This decline was due primarily to a 33 basis point increase in the rates paid on interest-bearing liabilities which exceeded the 11 basis point increase in yields on earning assets. As the net interest spread declined, the net interest margin, which is net interest income expressed as a percentage of average earning assets, decreased to 4.21% for the third quarter of 1994 as compared with 4.37% for the same quarter a year earlier.
     Net interest income on a taxable equivalent basis amounted to $210.6 million for the nine months ended September 30, 1994, compared to $200.7 million from the nine months ended September 30, 1993, an increase of $9.9 million or 5%. The increase was primarily due to an increase in the volume of earning assets partially offset by a lower net interest spread. Average earning assets increased 8% to $6.56 billion in the first nine months of 1994 from $6.07 billion in the first nine months of 1993. Average loans increased $687.7 million (18%) while average securities decreased $154.5 million (7%). For the first nine months of 1994, the Corporation's net interest spread declined 18 basis points to 3.66% from 3.84% for the first nine months of 1993. This decrease resulted from a combination of an eight basis point decrease in rates earned on earning assets and a ten basis point increase in the rates paid on interest-bearing liabilities. The net interest margin decreased to 4.29% for the first nine months of 1994 as compared with 4.42% for the same period a year earlier.

PROVISION FOR LOAN LOSSES AND ALLOWANCE
     The provision for loan losses represents a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level to absorb estimated losses inherent in the loan portfolio. Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision. The Corporation's 1993 Annual Report includes additional discussion of factors which impact the allowance for possible loan losses.
     During the third quarter of 1994 there was a zero provision made for loan losses, compared to a $10.0 million negative (credit) provision recorded in the third quarter of 1993. Non-accrual loans totalled $14.1 million at September 30, 1994, a 56% decrease from the $32.1 million balance a year earlier. In the third quarters of 1994 and 1993, charge-offs were $3.4 million and $6.6 million while recoveries totalled $4.2 million and $6.7 million, respectively. Net recoveries were $.8 million in the third quarter of 1994 as compared to $.1 million in the third quarter of 1993.

     During the first nine months of 1994 there was a zero provision made for loan losses, compared to an $18.0 million negative (credit) provision recorded in the first nine months of 1993. In the first nine months of 1994 and 1993, charge-offs were $10.6 million and $20.9 million, respectively, while recoveries amounted to $13.7 million and $15.5 million, respectively. Net recoveries were $3.1 million in the first nine months of 1994 as compared to $5.4 million of net charge-offs in the first nine months of 1993.
     The allowance for possible loan losses was $137.6 million at September 30, 1994, compared with $157.7 million at September 30, 1993. The allowance for possible loan losses represented 2.93% and 4.04% of net loans at September 30, 1994 and 1993, respectively.

NON-INTEREST INCOME
     Total non-interest income was $25.0 million for the third quarter of 1994 compared with $24.3 million for the third quarter of 1993, an increase of $.7 million or 3%. The increase from the third quarter of 1993 is principally from growth in service charges on deposit accounts ($1.2 million, a 12% increase) and merchant discount fees ($.3 million, a 17% increase). These increases in non-interest income were partially offset by a decline in investment services income ($1.2 million, a 51% decrease) primarily attributable to a decrease in the sale of annuities.
     Total non-interest income was $74.7 million for the first nine months of 1994 compared with $66.4 million for the first nine months of 1993, an increase of $8.3 million or 13%. Excluding gains and losses on sales of securities available for sale, non-interest income increased $6.3 million or 9%. This increase from the first nine months of 1993 is primarily attributable to growth in service charges on deposit accounts ($2.4 million, an 8% increase); commissions and fees on fiduciary activities ($1.0 million, a 9% increase); and "other income" ($3.0 million, an 18% increase). The increase in "other income" consists primarily of $2.1 million of income in excess of prior year amounts from a gain from a leveraged lease buy-out, vendor incentives and insurance commissions.

NON-INTEREST EXPENSE
     Total non-interest expense was $58.6 million for the third quarter of 1994 compared with $58.2 million for the same period in 1993, a 1% increase. Salaries and employee benefits increased $3.6 million or 12% from the same period in 1993 due to merit increases, incentive compensation, higher employee benefit costs, and additional employees resulting from the transfer of certain computer programming functions to the Corporation and acquisitions of FANBKY and First Fidelity. Non-personnel related expense decreased $3.1 million or 11% from the third quarter of 1993 principally from a $3.9 million decrease in foreclosed properties expense, which resulted from gains on sales of foreclosed properties in the third quarter of 1994 compared to losses in the prior comparable period. Systems and processing expense declined $1.2 million from the third quarter of 1993 due to amendments in March 1994 to the Corporation's agreement with an outside vendor that provides data processing and telecommunication services. The agreement was amended to transfer certain software programming functions to the Corporation which has resulted in increased control over programming functions, cost savings in systems and processing expense, and increases in other non-interest expense categories, such as salaries and benefits. The Corporation's operating efficiency ratio (non-interest expense as a percentage of the sum of net interest income, on a fully taxable basis, and non-interest income) improved to 61.60% in the third quarter of 1994 from 63.57% in the third quarter of 1993.
     Total non-interest expense was $175.6 million for the first nine months of 1994 compared with $170.8 million for the same period in 1993, a 3% increase. Salaries and employee benefits increased $9.2 million or 10% from the same period in 1993, which is reflective of merit increases, incentive compensation, higher employee benefit costs, and additional employees from the transfer of certain computer programming functions to the Corporation and acquisitions of FANBKY and First Fidelity. Non-personnel related expense decreased $4.4 million or 5% from the first nine months of 1993 principally as a result of a $2.6 million decrease in systems and processing expense and a $2.8 million decrease in foreclosed properties expense. The Corporation's operating efficiency ratio improved to 61.55% in the first nine months of 1994 from 63.95% in the first nine months of 1993.
     Excluding third quarter 1994 non-interest expenses of $1.4 million attributable to FANBKY and First Fidelity, total non-interest expense decreased $1.0 million or 2% compared to the third quarter of 1993. Excluding non-interest expenses for the first nine months of 1994 of $4.0 million attributable to FANBKY and First Fidelity, total non-interest expense increased $.8 million or just under 1% compared to the first nine months of 1993.

INCOME TAXES
     During the third quarters of 1994 and 1993, the Corporation's income tax expense was $13.0 million and $14.8 million, respectively. During the first nine months of 1994 and 1993, income tax expense totalled $40.4 million and $40.3 million, respectively. Income tax expense for 1993 included a $1.7 million benefit resulting from the Omnibus Budget Reconciliation Act of 1993 signed into law in the third quarter of 1993.

ASSET QUALITY
     Nonperforming assets of the Corporation were $27.6 million at September 30, 1994, compared with $57.7 million at September 30, 1993, a decrease of 52%. Nonperforming assets at September 30, 1994, represented .59% of total loans and foreclosed properties, compared to 1.47% at September 30, 1993. At September 30, 1994, nonperforming assets were comprised of $14.1 million of non-accrual loans and $13.5 million of foreclosed properties.
     Other potential problem loans consist of loans that are not considered nonperforming currently but where information about possible credit problems has caused the Corporation to have doubts as to the ability of the borrowers to comply fully with present repayment terms. At September 30, 1994, loans totalling approximately $78 million, while not considered nonperforming loans, were classified in the Corporation's internal loan grading system as substandard or worse, compared with approximately $91 million of such loans at September 30, 1993. Depending on the economy and other future events, these loans and others which may not be presently identified could become future nonperforming assets.

CAPITAL ADEQUACY AND LIQUIDITY
     In the third quarter of 1994, the Corporation declared cash dividends on its common stock of $.21 per share compared to $.15 per share in the third quarter of 1993, a 40% increase. Cash dividends for the first nine months of 1994 were $.63 versus $.40 in the first nine months of 1993, a 58% increase.
     The Federal Reserve Board and Office of the Comptroller of the Currency
(OCC) regulations require that, in order to be considered adequately capitalized, bank holding companies and national banks maintain a minimum total risk-based capital ratio (total capital to risk-adjusted assets) of 8.0%, a Tier I risk-based capital ratio (Tier I capital to risk-adjusted assets) of 4.0%, and a Tier I leverage capital ratio (Tier I capital to total assets less excluded intangibles) of 4.0%. In order to be considered well capitalized the total risk-based capital ratio must be a minimum of 10%, the Tier I risk-based capital ratio must equal or exceed 6%, and the Tier I leverage capital ratio must be 5% or greater. At September 30, 1994, the Corporation had a total risk-based capital ratio of 12.41%, a Tier I risk-based capital ratio of 10.26%, and a Tier I leverage capital ratio of 7.96%. At September 30, 1994, these ratios for First American National Bank, the Corporation's principal subsidiary, were 11.06%, 9.80%, and 7.66%, respectively.
     Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets, which include cash and cash equivalents, money market instruments, and securities that will mature within one year, amounted to $.7 billion and $1.15 billion at September 30, 1994 and 1993, respectively. The estimated average maturity of securities was 5.0 years and 3.4 years at September 30, 1994 and 1993, respectively. The overall liquidity position of the Corporation is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 92% of total deposits at September 30, 1994 versus 93% at September 30, 1993.
     On December 31, 1993, the Corporation adopted SFAS No. 115. Included within total securities classified as available for sale at that time were $203.8 million of securities classified as such due to regulatory restrictions even though the Corporation had the intent and ability to hold such securities to maturity. Upon a regulatory revision in the second quarter of 1994 which allowed those securities to be classified as held to maturity, the Corporation transferred such securities from available for sale to held to maturity. At the time of transfer, the securities had an unrealized loss of $1.0 million ($.6 million net of taxes). In accordance with SFAS No. 115, such unrealized loss was retained as a component of shareholders' equity and is being amortized over the remaining lives of the securities.
     On January 31, 1994, the Corporation redeemed the remaining balance of approximately $13.6 million of its 7 5/8% debentures due in 2002, at a price of 101.22%. During the first quarter of 1993, the Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue $100 million of subordinated debt securities. During the second quarter of 1993, the Corporation issued $50 million of subordinated notes with an interest rate of 6 7/8% under the shelf registration statement and used a portion of the proceeds for the acquisition of FANBKY.

     The Corporation entered into a three-year revolving credit agreement effective March 31, 1994, which provides for loans of up to $35 million. On May 31, 1994, the revolving credit agreement was amended to increase the loans available to $50 million from $35 million. The Corporation had no revolving credit borrowings outstanding at September 30, 1994, or during the nine months then ended.
     During the third quarter of 1994 the Corporation borrowed $100 million from the Federal Home Loan Bank. The advance has a maturity of three years and interest which is payable and reprices monthly based on LIBOR. At September 30, 1994, the interest rate was 4.925%.

ASSET/LIABILITY MANAGEMENT
     The Corporation utilizes off-balance-sheet ("derivative") products in managing its interest rate risk exposure. The use of these derivative products is intended to reduce the Corporation's vulnerability to changes in the interest rate environment. Balance-sheet hedging vehicles are linked and bear a correlation to assets or liabilities on the balance sheet. By using derivative products such as interest rate swaps and futures contracts, the derivative products offset fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should result in close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products enable the Corporation to improve its balance between interest sensitive assets and interest sensitive liabilities by managing interest rate exposure, while continuing to meet the lending and deposit needs of its customers.
     Credit risk exposure due to off-balance-sheet hedging is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability.
     The Corporation enters into interest rate caps, floors, options, and forward and futures contracts for its asset/liability management program. Realized and unrealized gains and losses on such instruments which are designated as effective hedges of interest rate exposure are deferred and recognized as interest income or interest expense over the covered periods or lives of the hedged assets or liabilities.
     The Corporation also enters into interest rate swap and basis swap transactions in connection with its asset/liability management program in managing interest rate exposure. The impact of interest rate swaps and basis swaps is accrued based on expected settlement payments and is recorded as an adjustment to interest income and expense over the life of the related agreements.
     In conjunction with managing interest rate exposure, at September 30, 1994, the Corporation had interest rate swaps and basis swaps with notional values totaling $1.2 billion and futures with notional values aggregating $.3 billion. At September 30, 1994, these derivative products had unrealized net pre-tax gains of $13.7 million. As of September 30, 1994, swap transactions were entered into with counterparts with credit ratings of A2 or higher. At September 30, 1993, the Corporation had interest rate swaps and basis swaps with notional values totaling $1.0 billion and futures with notional values aggregating $.4 billion. Such derivative products had a total of $5.4 million of unrealized net pre-tax losses at September 30, 1993. Net interest income for the nine months ended September 30, 1994 and 1993, included derivative products net expense of $5.2 million and $5.6 million, respectively.

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


Item 6.         Exhibits and Reports on Form 8-K

           (a)  Exhibits
                --------
                 Number                                                Description
                 ------            -------------------------------------------------------------------------------
                    11             Statement regarding computation of per share earnings is included in Note 11 to the Consolidated Financial Statements for the Quarter Ended September 30, 1994.
                                   See Part 1, Item 1.

                    15             Letter regarding unaudited interim financial information from
                                   KPMG Peat Marwick LLP, dated October 21, 1994.

                    27             Financial Data Schedule for interim year-to-date period ended September 30, 1994.

           (b)  Reports on Form 8-K
                -------------------
                No reports on Form 8-K were filed during the quarter ended September 30, 1994.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FIRST AMERICAN CORPORATION
                                        (Registrant)



                                        /s/  Dale W. Polley
                                        -------------------------------------
                                        Dale W. Polley
                                        Vice Chairman and Principal Financial
                                         Officer

                                        Date:   November 9, 1994
                                             --------------------------------

                           FIRST AMERICAN CORPORATION

                          QUARTERLY STATEMENT ON FORM
                                      10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1994

                                 EXHIBIT INDEX



Exhibit
Number                                   Description
- - ------         ----------------------------------------------------------------


   15 Letter regarding unaudited interim financial information from KPMG Peat Marwick LLP, dated October 21, 1994.

   27 Financial Data Schedule for interim year-to-date period ended September 30, 1994.