Form 10-K
period 1994-12-31
FIRST AMERICAN CORP /TN/
filed 1995-03-22
CIK 36068

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ---------
                                   FORM 10-K
                                   ---------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994.      COMMISSION FILE NUMBER 0-6198.


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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
             COMMON STOCK, PAR VALUE $5 PER SHARE AND ASSOCIATED
               SERIES A JUNIOR PREFERRED STOCK PURCHASE RIGHTS
                               (Title of Class)
                           -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes  X     No
                                                        ----      ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value (computed on the basis of the reported last sale price on February 9, 1995) of shares of Common Stock, par value $5 per share, held by non-affiliates of the Registrant was $731,010,671.60. The market value calculation assumes (i) that all shares beneficially held by members of the Board of Directors of the Registrant are shares owned by "affiliates," a status which each of the directors individually disclaims, and
(ii) that shares beneficially owned by the Registrant's subsidiaries are owned by "affiliates".

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                                             Outstanding at
                 Class                                                       February 9, 1995
                 -----                                                       ----------------
                 Common Stock, $5 par value:                                 26,160,563

                      DOCUMENTS INCORPORATED BY REFERENCE:

Document from which portions are                                             Part of Form 10-K
incorporated by reference                                                    to which incorporated
- -------------------------                                                    ---------------------
1.  PROXY STATEMENT DATED MARCH 16, 1995                                     PART III


                               TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      ----
PART I
Item 1-2         Business and Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
                          General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
                          Statistical Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
                          Supervision and Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
                          Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
                          Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 3           Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 4           Submission of Matters to a Vote of
                          Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART II
Item 5           Market for the Registrant's Common Equity
                          and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6           Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 7           Management's Discussion and Analysis of Results
                          of Operations and Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 8           Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  55

Item 9           Changes In and Disagreements with Accountants on
                          Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . .  55

PART III
Item 10          Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . .  55

Item 11          Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  58

Item 12          Security Ownership of Certain Beneficial Owners
                          and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  58

Item 13          Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . .  58


PART IV
Item 14          Exhibits, Financial Statement Schedules, and
                          Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  59

                                     PART I

ITEMS 1-2:       BUSINESS AND PROPERTIES

                                    GENERAL

         First American Corporation (the "Corporation") is a registered bank holding company which was incorporated under the laws of Tennessee in 1968. The Corporation's principal subsidiary is First American National Bank ("FANB"). In addition, the Corporation owns First American National Bank of Kentucky ("FANBKY") and First American Trust Company, N.A. ("FATC"). The Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative controls that allow coordination of selected policies and activities. The Corporation derives its income from interest, dividends and management fees received from subsidiaries. The principal executive offices of the Corporation are located at First American Center, Nashville, Tennessee 37237-0700, and the telephone number is (615) 748-2000.


COMMERCIAL BANKING

FANB

         FANB, headquartered in Nashville, Tennessee, was founded in 1883. At December 31, 1994, FANB had 139 banking offices in 28 Tennessee counties containing approximately 69% of Tennessee's population. On the basis of deposits at June 30, 1994, FANB was the second largest bank in Tennessee, and had the largest deposit base in the Nashville-Davidson County market, the second largest deposit base in the Tri-Cities (Sullivan and Washington Counties) market, the third largest deposit base in the Knoxville (Knox County) market, the sixth largest deposit base in the Memphis (Shelby County) market, and the seventh largest deposit base in the Chattanooga (Hamilton County) market. On the basis of the aggregate deposits held by FANB at June 30, 1994, the Corporation was the second largest bank holding company headquartered in Tennessee.

         On April 1, 1994, the Corporation consummated its purchase of all outstanding shares of Fidelity Crossville Corp. ("FCC"), the parent company of First Fidelity Savings Bank, F.S.B. ("First Fidelity") located in Crossville, Tennessee, for $6.5 million. First Fidelity was a Federal stock savings bank with offices in Crossville and Fairfield Glade with total assets of $48.7 million at that date. In conjunction with the acquisition, First Fidelity was merged into FANB and First Fidelity's two offices became branches of FANB.

         At December 31, 1994, FANB had bank offices in the fifteen largest counties in Tennessee (measured by aggregate bank deposits of banks in the county at June 30, 1994) and in thirteen of the fifteen most populous Tennessee cities.

         FANB offers the services generally performed by commercial banks of like size and character. FANB also offers 24-hour banking service through automated teller machines located at a majority of its banking offices and at other locations. At December 31, 1994, FANB operated a total of 166 automated teller machines.

         FANB owns First Amtenn Life Insurance Company which underwrites credit life and accident and health insurance on extensions of credit made by FANB. FANB also owns Ameristar Capital Markets, Inc., which provides securities brokerage services.

FANBKY

         Like FANB, FANBKY also offers the services generally performed by commercial banks of like size and character. At December 31, 1994, FANBKY had three banking offices in two Kentucky counties, Warren and Simpson, which contained approximately 3% of Kentucky's population, and offered 24-hour banking service through three automated teller machines. On the basis of deposits at June 30, 1994, FANBKY had the second largest deposit base in the combined Warren and Simpson County market.

TRUST AND INVESTMENT MANAGEMENT

         The trust functions, both individual and corporate, of the Corporation, are provided by FATC, which owns all of the stock of Lee, Robinson & Steine, Inc. ("LRS"), a non-banking subsidiary which is a registered investment advisor. At December 31, 1994 the total market value of assets under trust of FATC and LRS was approximately $3.7 billion, including $2.2 billion of assets managed with discretionary investment authority.

RECENT DEVELOPMENTS

         In January 1995, the Corporation announced plans to repurchase up to 800,000 shares of First American common stock. The shares so acquired will be used to fund the Corporation's various employee benefit plans and potential future acquisitions.

         On February 21, 1995, the Corporation reached an agreement with Heritage Federal Bancshares, Inc. ("HFB") to merge HFB with and into the Corporation in a transaction valued at approximately $89 million. Headquartered in Kingsport, HFB is a $520 million savings bank with 13 offices located in East Tennessee. As a result of the merger, the Corporation is expected to have the leading market share in

Sullivan County (Kingsport, Tennessee) and will have the second highest market share in Anderson and Roane Counties.

         Under the definitive merger agreement between the Corporation and HFB, all of the outstanding shares of HFB will be exchanged for First American common stock at a rate of $28.00 per share, or $89 million, based upon 3.18 million shares of HFB outstanding at December 31, 1994. The Corporation intends to increase its stock repurchase program to cover up to 80% of the shares to be issued in the merger.

         The merger is expected to be completed during the fourth quarter of 1995, subject to the approval of the regulatory authorities, including the Federal Reserve Board, the Office of Thrift Supervision, and the Office of the Comptroller of the Currency, and the approval of the HFB shareholders.

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

Capital

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of common stockholders' equity, and to the extent applicable, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less disallowed intangibles ("Tier 1 Capital"). The remainder, which is "Tier 2 Capital", may consist of subordinated debt (or certain other qualifying debt issued prior to March 12, 1988), other preferred stock and a limited amount of loan loss reserves. The Federal Reserve Board expects bank holding companies, especially those expanding through mergers and acquisitions, to operate well above the minimum risk-based capital ratios. At December 31, 1994, the Corporation's Tier 1 risk-based capital and total risk-based capital ratios were 10.52% and 12.64%, respectively, both of which exceeded the minimum ratios established by the Federal Reserve Board.

         In addition, the Federal Reserve Board has established minimum leverage capital ratio guidelines for bank holding companies. These guidelines provide for a minimum Tier 1 leverage capital ratio (Tier 1 Capital to total assets, less disallowed intangibles) of 4% to 5% for most bank holding companies. The Corporation's Tier 1 leverage capital ratio at December 31, 1994 was 8.22%.

         The Corporation's subsidiary national banks are also subject to similar capital requirements adopted by the OCC. At December 31, 1994, FANB's Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios were 9.70%, 10.96% and 7.62%, respectively and FANBKY's were 18.71%, 19.78% and 10.65%, respectively, all of which exceeded the minimum ratios established by the OCC.

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

         There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks to the Corporation. National banks are required to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared in any year exceeds the total of (i) such bank's net profits (as defined by the OCC) for that year plus (ii) the retained net profits (as defined by the OCC) for the preceding two years, less any required transfers to surplus. In addition, national banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed statutory bad debts. In accordance with these regulations, at December 31, 1994, FANB had approximately $167.6 million, FANBKY had approximately $1.3 million and FATC had approximately $1.4 million available for distribution as dividends to the Corporation without the prior approval of the OCC.

         In 1994, the Corporation was further restricted by the terms of the Indenture for its 7.625% Debentures due 2002 and by the terms of its $50,000,000 revolving credit facility, for which Chemical Bank serves as agent. This facility was not drawn upon by the Corporation during 1994. On January 31, 1994, the Corporation redeemed the remaining balance of approximately $13.6 million of the 7.625% debentures due in 2002, at a purchase price of 101.22% of par. Under the most restrictive debt covenant in effect during 1994 (contained in the revolving credit agreement), approximately $88.6 million of the Corporation's retained earnings were available to pay dividends on December 31, 1994.

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

Acquisition and Expansion

         The Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. Under the Tennessee Bank Structure Act of 1974 (the "TBSA"), a bank holding company which controls more than 16.5% of the total individual, partnership and corporate demand and other transaction accounts, savings accounts and time deposits (excluding all correspondent, governmental, and international deposits and certificates of deposit of more than $100,000) in all federally insured financial institutions in Tennessee may not acquire another federally insured financial institution in Tennessee. As of December 31, 1994, the Corporation estimates it held approximately 9.5% of such deposits. Recently, Congress enacted interstate banking legislation establishing both nationwide and statewide concentration limits. Effective September 29, 1995, federal nationwide concentration limits prohibit a bank holding company which controls more than 10% of the total amount of deposits of insured depository institutions in the United States from further acquisitions; federal statewide concentration limits prohibit an acquisition if, upon consummation of the transaction, a bank holding company would control 30% or more of the total amounts of deposits of insured depository institutions in any one state. Individual state deposit caps are not superseded by the legislation. Therefore, unless there is a change in current Tennessee law, the recent federal legislation should have no effect in Tennessee. Furthermore, except for the acquisition of banks in the four most populous Tennessee counties (Shelby, Davidson, Knox and Hamilton), under the TBSA, no bank holding company may acquire any bank in Tennessee that has been in operation less than five years or organize a new bank in Tennessee, except in the case of certain interim bank mergers and acquisitions of banks in financial difficulty. Also, banks in Tennessee which have been in operation at least five years may merge and continue branching in their respective counties. The effect of these provisions is that the Corporation in the future may acquire banks in Tennessee which have been in operation for over five years but may not form a new bank in any Tennessee county other than the four most populous counties. In addition, state banks and national banks in Tennessee can branch anywhere in the state. With certain limited exceptions, Kentucky banks are prohibited by law from branching outside the county in which their principal place of business is located. Since January 1, 1991, Tennessee law has allowed banks and bank holding companies in any state to acquire banks and bank holding companies in Tennessee on a reciprocal basis. Kentucky also permits reciprocal interstate banking acquisitions. As discussed more fully under Recent Banking Legislation, effective September 29, 1995, interstate banking acquisitions may no longer be based on reciprocity. In general, acquisitions of banks or bank holding companies in Tennessee require the approval of the Tennessee Commissioner of Financial Institutions and acquisitions of banks or bank holding companies in Kentucky require the approval of the Kentucky Commissioner of Financial Institutions.

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

FDICIA

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

         Prompt Corrective Regulatory Action. FDICIA requires the federal banking regulators to assign each insured institution to one of five capital categories: "well capitalized", "adequately capitalized" or one of three undercapitalized categories, and to take progressively more restrictive actions towards an institution depending upon the assigned category. Under the "prompt corrective action" regulations adopted pursuant to FDICIA, in order to be considered "adequately capitalized", national banks must have a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a Tier 1 leverage ratio of at least 4%. Well capitalized institutions are those with a Tier 1 risk-based capital ratio above 6%, a total risk-based capital ratio above 10%, and a Tier 1 leverage capital ratio above 5% and which are not subject to a written agreement, order or capital directive to maintain capital at a specified level. Both FANB and FANBKY exceeded the minimum capital ratios of the "well capitalized" category as of December 31, 1994.

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

         The bank regulatory agencies have discretionary authority to reclassify well capitalized institutions as adequately capitalized or to impose on adequately capitalized institutions requirements or actions specified for undercapitalized institutions if the agency determines after notice and an opportunity for hearing that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, which can consist of the receipt of an unsatisfactory examination rating if the deficiencies cited are not corrected. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2% nor more than 65% of the minimum tangible capital level otherwise required (the "critically undercapitalized level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

         FDIC Insurance. The Corporation's subsidiary banks are subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC has promulgated risk-based deposit insurance assessment regulations which became effective in 1993. Under these regulations, insured institutions are assigned assessment risk classifications based upon capital levels and supervisory evaluations. The annual assessment rates for insured institutions for semi-annual periods in 1995 currently range from 0.23% to 0.31%, depending on the institution's assessment risk classification. Under these regulations, both FANB's and FANBKY's assigned assessment rate for the first semi-annual period of 1995 is 0.23%. FANB's deposit insurance assessment rate is expected to decrease from 0.23% to 0.04% effective for the second semi-annual period of 1995, subject to the Bank Insurance Fund reaching a reserve ratio of 1.25% of insured deposits. With the exception of deposits attributable to the acquisition of First Fidelity, FANB pays its premiums into the Bank Insurance Fund, and, as a former savings and loan association, FANBKY pays its premiums into the Savings Association Insurance Fund (the "SAIF"). The premiums paid in respect to the deposits attributable to the acquisition of First Fidelity, which currently represent less than 1% of FANB's deposits, continue to be paid effectively on the SAIF rate based on a formula allocation. Approximately 17% of the total premiums paid are passed through and absorbed directly or indirectly by FANB customers.

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

         Consumer Protection Provisions. FDICIA seeks to encourage enforcement of existing consumer protection laws and enacts new consumer oriented provisions including a requirement of notice to regulators and customers for any proposed branch closing and provisions intended to encourage the offering of "lifeline" banking accounts and lending in distressed communities. FDICIA also requires depository institutions to make additional disclosures to depositors with respect to the rate of interest and the terms of their deposit accounts. Extensive regulations governing "Truth in Savings" became effective in 1993.

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

Recent Banking Legislation

         Two major pieces of banking legislation were enacted by Congress in 1994: the Riegle-Neal Interstate Banking and Branching Efficiency Act and the Riegle Community Development and Regulatory Improvement Act.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") will significantly impact future bank acquisitions, mergers, and interstate branching. Among other matters, the IBBEA will permit commercial bank holding companies to (1) acquire banks nationwide, regardless of whether such acquisitions are authorized under the law of the host state, one year after enactment of the legislation (September 29, 1995); (2) fully merge or consolidate into a single, legal entity after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority before that date; (3) establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; and (4) as of September 29, 1995, engage in certain agency relationships (receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, irrespective of whether the affiliate is located in the same State as the agent bank. Overall, the IBBEA, which is the exclusive means by which bank holding companies can obtain interstate branches, should encourage an increase in consolidation and competition and promote geographic diversification in the banking industry.

         The Riegle Community Development and Regulatory Improvement Act ("RCDRIA") is an effort to alleviate certain regulatory burdens imposed on the banking industry by amending sections of FDICIA and other statutes pertaining to the regulation of financial institutions and financial institution holding companies. For example, as amended by the RCDRIA, FDICIA empowers each agency to adopt its own standards for safety and soundness relating to quality, earnings, and stock valuation as the agency deems appropriate.

         The RCDRIA also contains the following provisions: various community development initiatives; measures to promote the securitization of small business loans; changes to the National Flood Insurance Program and changes to the Bank Secrecy Act in terms of money laundering; protection against bank insolvency of the security interests of public entities in bank assets pledged to secure the entities' deposits; restrictions on certain high-rate, high-fee mortgages; and disclosure requirements for reverse mortgages.

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

                                   EMPLOYEES

         As of December 31, 1994, the Corporation and its subsidiaries employed 3,273 full-time equivalent officers and employees, compared with 3,138 at December 31, 1993.

ITEM 3:  LEGAL PROCEEDINGS

         Note 16 to the Consolidated Financial Statements, included in this Report under Item 8, is hereby incorporated in this Item 3 by reference.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1994.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Corporation's Common Stock is traded on the National Association of Securities Dealers Automated Quotation National Market System (the "NASDAQ National Market System") under the symbol FATN. At the close of business on February 9, 1995, there were approximately 9,260 holders of record of the Corporation's common stock. The following table sets out the quarterly high and low sales prices of the Corporation's common stock. The dividends declared during each quarter for the last two years are also shown. In the fourth quarter of 1994, the Corporation declared a dividend of $.25 per share, an increase of 19%.

                                  STOCK PRICES

                                                                             DIVIDENDS
                                     HIGH                     LOW             DECLARED
                                     ----                     ---             --------
         1993
         ----
         First Quarter              $30.250                 $25.250            $.10
         Second Quarter              33.750                  27.000             .15
         Third Quarter               34.500                  28.250             .15
         Fourth Quarter              34.125                  28.125             .15
                                     ======                  ======             ===

         1994
         ----

         First Quarter              $32.000                 $29.125            $.21
         Second Quarter              34.750                  28.750             .21
         Third Quarter               35.000                  31.000             .21
         Fourth Quarter              33.125                  26.125             .25
                                     ======                  ======             ===


See SUPERVISION AND REGULATION, PAYMENT OF DIVIDENDS. See also, notes 8 and 16 to the Corporation's Consolidated Financial Statements, included in this Report under Item 8, which are incorporated herein by reference.

ITEM 6:  SELECTED FINANCIAL DATA

         The table "Selected Financial Data" on page 45 hereof is incorporated in this Item 6 by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following is Management's discussion and analysis of First American Corporation's results of operations and financial condition for 1994. It should be read in conjunction with the consolidated financial statements and accompanying notes and other data included herein. Tables referred to in this discussion may be found on pages 45 to 54.

OVERVIEW

         Net income for 1994 was $90.7 million, or $3.48 per share, compared with $101.8 million, or $3.93 per share, in 1993. Net income for 1994 was increased by a $6.1 million negative provision for loan losses, net of tax, or $.24 per share, and reduced by $6.0 million of losses, net of tax, or $.23 per share, in the fourth quarter on sales of securities available for sale. Net income for 1993 was increased by a $28.6 million negative provision for loan losses, net of tax, or $1.10 per share, and reduced by a $6.5 million charitable contribution, net of tax, or $.25 per share, and the $.1 million cumulative effect of changes in accounting principles. With these transactions excluded in both years, net income increased 13% to $90.6 million in 1994, or $3.47 per share, versus $79.8 million in 1993, or $3.08 per share.

         Return on average assets (ROA) and return on average equity (ROE) were 1.25% and 15.23%, respectively, during 1994.

         Net interest income on a taxable equivalent basis increased 4% during 1994 to $283.1 million due primarily to loan growth. Average loans increased 17% from 1993 (14% excluding acquisitions).

         Asset quality improved during 1994, marking the fourth straight year of improvement. Nonperforming assets equaled $21.1 million, or .43% of total loans and foreclosed properties at December 31, 1994. This is down 48% from $40.5 million, or .93% of total loans and foreclosed properties a year earlier. First American recorded net loan recoveries of $2.7 million during 1994, compared to net loan charge-offs of $6.3 million during 1993. In light of these and other factors, the Company's allowance for possible loan losses methodology produced a negative $10.0 million (pre-tax) provision for loan losses in 1994 in order to maintain the allowance for loan losses at an appropriate level.

                           [GRAPH 1 - See Appendix]

                          NET INCOME (LOSS) PER SHARE




                           [GRAPH 2- See Appendix]

                           RETURN ON AVERAGE EQUITY

                           [GRAPH 3 - See Appendix]

                            RETURN ON AVERAGE ASSETS




                           [GRAPH 4- See Appendix]

                              NET INTEREST INCOME

         Excluding the $9.7 million (pre-tax) losses on sales of securities available for sale recorded in the fourth quarter of 1994, non-interest income rose 10% to $94.6 million. Excluding the $10.0 million (pre-tax) charitable contribution in 1993, non-interest expense rose only 2% to $229.6 million. With these transactions excluded, the operating efficiency ratio improved from 63.2% in 1993 to 60.8% in 1994.

         Dividends paid in 1994 increased 60% to $.88 per share compared to $.55 per share in 1993. The Board of Directors voted to increase the quarterly cash dividend from $.21 per share to $.25 per share during the fourth quarter of 1994 based on First American's capital position and financial performance.

         In December 1994, the Board of Directors authorized the repurchase of up to 800,000 shares of First American common stock to fund the Company's various employee benefit plans and potential future acquisitions.

         In February 1995, First American signed a definitive merger agreement under which all of the outstanding shares of Heritage Federal Bancshares, Inc. (Heritage Federal) will be exchanged for approximately $89 million of First American common stock. Heritage Federal, a savings bank with $521.5 million in assets at December 31, 1994, is headquartered in Kingsport, Tennessee and operates 13 offices primarily in the East Tennessee areas of Tri-Cities, Anderson County and Roane County. The merger is expected to be completed during the fourth quarter of 1995, subject to approval by regulatory authorities and a vote of Heritage Federal shareholders.

         TABLE 1 presents selected financial data for First American for the past five years. A more detailed discussion and analysis of the 1994 results of operations and financial condition follows.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income is First American's largest source of income and was $283.1 million in 1994 on a taxable equivalent basis. This is up $11.6 million, or 4%, from $271.5 million in 1993. Net interest income is the difference between total interest income earned on loans, securities and other earning assets and total interest expense incurred on deposits and other interest-bearing liabilities. Throughout this discussion, tax-exempt interest income has been adjusted to a fully taxable equivalent basis in order to be comparable to interest income which is subject to Federal income tax. This adjustment has been calculated using a Federal income tax rate of 35%, adjusted for applicable non-deductible interest expense (for tax purposes) to purchase or carry tax-exempt obligations.

         Interest income, interest expense and net interest income are all impacted by fluctuations in the volume and mix of earning assets and interest-bearing liabilities and the corresponding interest yields and costs. TABLE 2 highlights the effect that changes in volume, mix and rates had on net interest income from 1993 to 1994 and 1992 to 1993. TABLE 3 presents detailed average balance sheets, taxable equivalent interest income, interest expense, and corresponding yields and rates for the past five years.

         Interest income was $475.5 million in 1994, an increase of $36.2 million, or 8%, from 1993. Of the $36.2 million increase, $31.2 million was due to a higher volume of earning assets (primarily loans) and $5.0 million resulted from an increase in average yields.

         First American's two primary types of earning assets are securities and loans. During 1994, average earning assets rose $439.4 million, or 7%, to $6.62 billion. Average loans increased $672.3 million, or 17%, to $4.54 billion and average total securities declined $143.2 million, or 7%, to $1.98 billion. Changes in average balances and other pertinent items are discussed in more detail under the captions "Securities" and "Loans."

         The average yield on earning assets rose seven basis points to 7.18%. The average yield on loans increased ten basis points to 7.74%, which reflects a higher interest rate environment in 1994 compared to 1993. The average yield on total securities dropped 41 basis points in 1994 to 6.07% from 6.48% during 1993. This drop in yield during the rising interest rate environment in 1994 reflects the fact that a portion of the Company's securities portfolio contains fixed rate securities which do not reprice upon a change in external interest rates. Thus, an increase in external interest rates does not affect fixed rate securities until those securities mature or are sold. Downward pressure on the Company's average securities yield during 1994 resulted from the fact that many of the fixed rate securities maturing throughout 1994 and in the latter part of 1993 were purchased during 1990 and 1991 when average rates were higher than average rates in effect during 1994 and the latter part of 1993.

         Interest expense increased $24.6 million, or 15%, to $192.4 million in 1994. Of the $24.6 million increase, $13.7 million was due to higher average rates paid on interest-bearing funds and $10.9 million resulted from increased volumes of interest-bearing liabilities.

         During 1994, average interest-bearing liabilities grew $330.3 million, or 7%, to $5.40 billion. Average interest-bearing deposits grew $182.4 million, or 4%, to $4.57 billion, average short-term borrowings increased $103.5 million, or 16%, to $740.4 million and average long-term debt increased $44.4 million, or 86%, to $95.9 million. Changes in average balances and other relevant information are discussed in more detail under the captions "Deposits" and "Other Borrowed Funds."

         The average cost of interest-bearing funds in 1994 rose 25 basis points to 3.56%. As a reflection of the higher interest rate environment during 1994, the average rate on interest-bearing deposits increased ten basis points to 3.45% and the average rate on short-term borrowings rose 116 basis points to 3.85%. The 87 basis point decline in the average rate on long-term debt to 6.61% reflects the January 1994 repayment of $13.6 million of debentures with a rate of 7 5/8% and the 1994 addition of long-term debt at rates lower than those in effect when long-term debt agreements were entered into in previous years.

         National and international interest rates significantly impact the market rates First American charges on loans, earns on investment securities, and pays on interest-bearing liabilities. The average national prime lending rate and certain longer-term market indices directly impact market rates charged on new or adjustable rate loans. Yields on many of the Company's newly purchased debt securities are affected by treasury security yields. Rates paid on interest-bearing liabilities are primarily impacted by changes in the Federal funds rate, LIBOR (London Interbank Offering Rate) and certain longer-term indices.

         During periods of increasing rates like 1994, First American's yields on earning assets and rates paid on interest-bearing liabilities will generally rise. The increase will not be precisely the same size nor will it occur at the same time as increases in external indices. This is because some of First American's earning assets and interest-bearing liabilities do not reprice immediately or at the same time upon a change in external rates. Competitive factors also impact yields on earning assets and rates paid on interest-bearing liabilities. The following chart compares selected average interest rates for 1994 and 1993 and rates in effect on December 31, 1994 and 1993.

======================================================================================================================
 Selected External Interest Rates          Average Rates During                        Rates at December 31
                                        -------------------------                   -------------------------
                                            1994        1993        Increase            1994        1993      Increase
                                        -------------------------  ----------       ------------------------- --------
 Prime - daily                              7.15%       6.00%         1.15              8.50 %      6.00%       2.50
 Federal funds - daily                      4.21        3.02          1.19              5.45        2.99        2.46
 LIBOR (London Interbank Offering           4.87        3.32          1.55              6.50        3.38        3.12
       Rate) - 3 month
 Treasury security yields:
          3 month                           4.40        3.05          1.35              5.69        3.06        2.63
          6 month                           4.88        3.23          1.65              6.49        3.30        3.19
          1 year                            5.32        3.43          1.89              7.21        3.61        3.60
          3 year                            6.27        4.44          1.83              7.79        4.53        3.26
          5 year                            6.69        5.14          1.55              7.81        5.14        2.67
 Conventional fixed-rate first mortgages    8.35        7.35          1.00              9.18        7.20        1.98
=====================================================================================================================


         Net interest income increased primarily as a result of the increase in the volume of earning assets partially offset by a lower net interest spread. Net interest spread is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities. First American's net interest spread decreased from 3.80% in 1993 to 3.62% in 1994. This 18 basis point decline reflects the 25 basis point increase in the rates paid on interest-bearing liabilities which exceeded the seven basis point increase in yields on earning assets.

         As the Company's net interest spread declined, the net interest margin, which is net interest income expressed as a percentage of average earning assets, decreased 12 basis points to 4.27% in 1994 from 4.39% in 1993. The net interest margin declined less than the net interest spread due to the increase in net non-interest funding. Net non-interest funding represents the excess of non-interest-bearing liabilities (such as demand deposits and shareholders' equity) over non-earning assets (such as cash and other assets).

         Management anticipates net interest income will increase in 1995 due to expected growth in earning assets (primarily loans). However, we also anticipate that the net interest margin may decline in 1995 as external interest rates are expected to increase. This may cause the average rates on interest-bearing liabilities to increase initially at a faster pace than the Company's ability to increase average yields on interest-earning assets since, in aggregate, the former tends to reprice more rapidly than the latter. This topic is also addressed under the caption "Interest Rate Sensitivity."

         Management continues to concentrate on improving the mix of earning assets, increasing the ratio of earning assets to total assets, and managing interest rate sensitivity. Various techniques are used to assist in managing the Company's interest rate sensitivity and are discussed under the caption "Asset/Liability Management."

PROVISION FOR LOAN LOSSES

         This topic is addressed under the caption "Allowance and Provision for Possible Loan Losses."

NON-INTEREST INCOME

         Non-interest income of $84.9 million in 1994 declined $.9 million, or 1%, from 1993. This decline is due in large part to losses on securities available for sale of $10.0 million during 1994 compared to losses of $2.0 million in 1993. Virtually all of the 1994 losses occurred during the fourth quarter when $85 million of securities available for sale were sold at a $9.7 million loss. The securities sold had the longest maturities and were the most depreciated in value in the available for sale category. The proceeds were invested in higher yielding securities with shorter maturities, which improved First American's overall interest rate sensitivity. The sale did not impact total shareholders' equity since the unrealized net losses on those securities had been previously recorded as a reduction in total shareholders' equity under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Non-interest income, excluding net securities losses totalled $94.9 million for 1994, an increase of $7.0 million (8%) from $87.9 million in 1993. This increase is primarily attributable to increases in service charges on deposit accounts ($3.0 million, an 8% increase); "other income" ($3.9 million, an 18% increase); and commissions and fees on fiduciary activities ($.8 million, a 5% increase). The increase in service charges on deposit accounts is primarily due to 8% growth in the number of retail deposit accounts. The increase in "other income" consists primarily of $2.6 million of increases from vendor incentives and insurance commissions. These increases in non-interest income were partially offset by a decline in investment services income ($.9 million, a 12% decrease) attributable to a decrease in the sale of investment products.

         Management currently expects non-interest income to increase in 1995, as generating more fee income from existing products and developing new sources of fee income are two of our primary objectives over the next several years.

NON-INTEREST EXPENSE

         Non-interest expense decreased $6.3 million, or 3%, during 1994 to $229.6 million. The decline was primarily due to a $10.0 million charitable contribution in 1993 to First American Foundation, a not-for-profit private foundation formed to facilitate the Company's charitable contributions. There was no similar contribution in 1994. Also contributing to the decrease in non-interest expense was a $3.3 million decrease in net foreclosed properties expense. Exclusive of the 1993 charitable contribution, 1994 non-interest expenses increased $3.7 million, or 2%.

         First American's two recent acquisitions, which were recorded under the purchase method of accounting, resulted in a $4.2 million increase in non-interest expense. First American National Bank of Kentucky (FANBKY), acquired October 1, 1993, produced $1.2 million of non-interest expense in the three months it was owned during 1993 and $4.5 million in 1994, an increase of $3.3 million. First Fidelity Savings Bank, F.S.B. (First Fidelity), acquired April 1, 1994, generated $.9 million of non-interest expense for the nine months in 1994 it was part of First American. Exclusive of the non-interest expense of the two acquisitions and the 1993 charitable contribution, non-interest expense was $224.2 million in 1994 compared to $224.5 million in 1993. The acquisitions are described in NOTE 10 to the consolidated financial statements.

         Salaries and employee benefits increased $12.7 million, or 11%, for the year ended December 31, 1994. Salaries expense increased $12.6 million, or 13%, in 1994, reflecting merit increases, higher incentive compensation, and additional employees. The number of full-time equivalent employees increased 4% from 3,138 at December 31, 1993, to 3,273 at December 31, 1994, primarily due to the transfer of certain software programming functions to First American that were previously outsourced and the acquisition of First Fidelity. Though the October 1, 1993, acquisition of FANBKY did not cause the number of employees to increase from year-end 1993 to year-end 1994, it did result in a $1.2 million increase in salaries and employee benefits since it was part of First American for only three months during 1993 compared to a full year in 1994. Included within salaries expense, incentive compensation increased $1.6 million as a result of higher corporate and individual performances and an increase in the number of employees covered by incentive programs.

         Systems and processing expense declined $5.1 million following the amendment in March 1994 to First American's agreement with an outside vendor that provides data processing and telecommunications services. The agreement was amended to transfer certain software programming functions to the Company. This amendment resulted in cost reductions in systems and processing expense and increases in other non-interest expense categories, such as salaries and benefits, which increased due to hiring approximately 50 additional computer systems personnel.

         Net foreclosed properties expense decreased $3.3 million in 1994 ($5.7 million of net foreclosed properties income in 1994 versus income of $2.4 million in 1993). First American recorded net gains on disposals of foreclosed properties and in-substance foreclosures amounting to $6.4 million in 1994, as compared to $3.8 million in 1993. Operating costs associated with foreclosed properties declined from $1.4 million during 1993 to $.7 million in 1994, as the level of foreclosed properties decreased.

         First American's operating efficiency ratio, which represents the ratio of operating expenses to taxable equivalent net interest income plus non-interest income, improved to 60.8% in 1994 (exclusive of the impact on non-interest income of the $9.7 million of losses on securities available for sale realized in the fourth quarter of 1994). The 1993 operating efficiency ratio was 63.2% (exclusive of the impact on non-interest expense of the $10 million Foundation contribution). Management continues to emphasize expense control as a means to improve efficiency and profitability. Our near-term objective is to improve the operating efficiency ratio to less than 59% for 1996.

                           [GRAPH 5 - See Appendix]




                           OPERATING EFFICIENCY RATIO

INCOME TAXES

         Income tax expense was $54.1 million in 1994, which resulted in an effective tax rate of 37.4% of pre-tax income. Income tax expense for 1993 was $57.4 million which produced an effective tax rate of 36.0%. The lower effective tax rate in 1993 was primarily attributable to a $1.8 million benefit resulting from the Omnibus Budget Reconciliation Act of 1993 which became effective January 1, 1993. For additional information on income taxes of the Company and the status of Internal Revenue Service examinations, see NOTE 12 to the consolidated financial statements.

ASSET/LIABILITY MANAGEMENT

INTEREST RATE SENSITIVITY

         The purpose of managing First American's interest rate sensitivity is to maintain growth in net interest income while limiting exposure to the potentially adverse effects of changes in interest rates. Through this process, Management seeks to maximize net interest income within liquidity, capital, and interest rate risk constraints. Asset/liability management is the responsibility of the Asset/Liability Committee, which is comprised of senior executives of First American. The Committee regularly reviews First American's balance sheet, net interest income performance, and forecasts of net interest income under numerous alternative simulated interest rate environments. The objective of the review is to identify risks and opportunities relative to balance sheet and margin strategies. Additionally, the Committee formulates and monitors compliance with policies and guidelines.

         An important tool used in this process is the earnings simulation model. The model captures earning assets, interest-bearing liabilities and off-balance-sheet financial instruments and combines the various factors affecting interest rate sensitivity into an earnings projection that incorporates the Asset/Liability Committee's forecast of the most likely interest rate environment for the next 12 months. Interest rate sensitivity is determined by assessing the impact on net interest income of multiple rising and falling interest rate scenarios. The model is updated at least monthly and more often as considered necessary.

         Management's asset/liability objective is to manage the interest sensitivity position so that net income will not be impacted more than 5% for changes in interest rates within 150 basis points of the Committee's most likely interest rate forecast over the next 12 months. A 5% impact on net income corresponds approximately to a 2.5% impact on net interest income. Throughout 1994, First American operated within this guideline. At December 31, 1994, the Asset/Liability Committee's assessment of the most likely interest rate scenario included a 100 basis point increase in the prime rate during the next 12 months from 8.5% at December 31, 1994, to 9.5% at December 31, 1995. This scenario also assumes that interest-bearing deposit costs in aggregate will rise by a like amount in 1995. Management's objective is expected to be met even if the prime rate is 150 basis points higher or lower than forecast.

         Another measure of interest rate sensitivity is the "static gap" approach, which compares the volume of assets to the volume of liabilities subject to repricing over a series of future time periods. TABLE 4 presents First American's interest rate sensitivity at December 31, 1994 and 1993, and reflects that First American is positioned more favorably for a lower interest rate environment than for a higher interest rate environment. At December 31, 1994, the net of interest-earning assets and interest-bearing liabilities repricing in a one-year period as a percent of earning assets was a cumulative net liability sensitivity of 10.9%. In other words, based on the December 31, 1994, balance sheet, the amount of liabilities repricing in 1995 in excess of the amount of assets repricing in 1995, together with the effect of related off-balance-sheet activities, was $767.4 million, or 10.9% of all earning assets. This compares with a cumulative one-year repricing net liability sensitivity of $1,020.8 million, or 15.6%, at year-end 1993.

         For interest rate sensitivity purposes, First American classifies savings, NOW, and money market deposits, which in aggregate amount to $2.77 billion, as immediately rate-sensitive since none of these deposits carry contractual rate guarantees or early withdrawal penalties. The classification of savings and NOW accounts as immediately rate-sensitive is a conservative approach in measuring maximum interest rate sensitivity since, based on past experience, rates paid on NOW and regular savings balances ($1.18 billion at December 31, 1994) have generally not been immediately interest rate sensitive. If NOW and regular savings accounts are not considered interest-sensitive, the cumulative one-year repricing gap at December 31, 1994, would be net asset sensitive by $413.8 million, or 5.9% of earning assets.

DERIVATIVES

         Generally, a derivatives transaction is a bilateral contract or payments exchange agreement whose value derives from the value of an underlying asset or underlying reference rate or index. First American has utilized off-balance-sheet derivative products for a number of years in managing its interest rate sensitivity. The use of non-complex, non-leveraged derivative products has reduced the Company's exposure to changes in the interest rate environment. By using derivatives, such as interest rate swaps and futures contracts, to alter the nature of (hedge) specific assets or liabilities on the balance sheet (for example, to change a variable to a fixed rate obligation), the derivative products offset fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should produce close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products have enabled First American to improve its balance between interest-sensitive assets and interest-sensitive liabilities by managing interest rate sensitivity, while continuing to meet the credit and deposit needs of customers.

         First American uses derivatives to reduce the negative effect of certain interest rate changes. In aggregate, many of First American's securities and loans with fixed rates may be funded with variable rate money market deposits. Consequently, net interest income can be negatively affected if short-term interest rates rise quickly. To reduce this exposure, the Company has entered into interest rate swaps on which the Company pays a fixed rate and receives a variable rate tied to three-month LIBOR. Thus, these swaps act to "fix" the rates paid on a portion of the money market account balances for the period of time covered by the swaps, which in turn reduces the potential negative impact on net interest income of rising interest rates.
NOTE 15 to the consolidated financial statements presents the derivative financial instruments outstanding at December 31, 1994 and 1993.

         At December 31, 1994, First American had interest rate and basis swaps with notional values totalling $1.7 billion with net positive fair values (unrealized net pre-tax gains) of $17.9 million. Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. At December 31, 1993, the Company had interest rate and basis swaps with notional values totalling $1.1 billion and futures contracts with notional values of $.3 billion. These derivatives had a total of $3.0 million of net negative fair values (unrealized net pre-tax losses) at December 31, 1993.

         As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities which offer more interest rate risk protection. NOTE 15 to the consolidated financial statements presents the deferred gains related to terminated derivative contracts. These deferred gains totalled $6.1 million at December 31, 1994, and $.1 million at December 31, 1993. Deferred gains and losses on off-balance-sheet derivative activities are recognized as interest income or interest expense over the original covered periods. Of the $6.1 million of deferred gains at December 31, 1994, $4.6 million will be recognized in net interest income during 1995 and $1.5 million will be recognized in 1996.

         Net interest income for the year ended December 31, 1994, included derivative products net expense of $4.3 million, consisting of $1.4 million in additional interest income on loans, $.7 million reduction in interest income on securities, $4.6 million in additional interest expense on money market deposits and $.4 million in additional interest expense on long-term debt. This compares to $8.3 million of derivatives products net expense in 1993 which consisted almost entirely of additional interest expense on money market deposits.

         This net expense represents the net of all income and expenses related to derivatives. For example, when First American enters into an interest rate swap linked to money market deposits, it initially pays a fixed rate that is higher than the variable rate it receives. The net difference is a component of derivative products expense. If the index rate, which is generally 3-month LIBOR, increases, the out-of-pocket cost of the contract declines while the fair value of the contract increases. If First American terminates its position in the contract prior to maturity as part of its strategy in managing interest rate risk, any gain or loss is deferred and amortized. The amortization of deferred gains and losses is also a component of derivative products income or expense. The reduction in derivative products net expense from 1993 to 1994 resulted primarily from rising rates in 1994.

         All derivatives activity is conducted under close Management and Board of Directors supervision and according to detailed policies and procedures governing these activities. Policy prohibits the use of leveraged and complex derivatives. The Board also sets limitations on the total notional amount of derivatives contracts that may be outstanding at any time.

         Off-balance-sheet derivative activities give rise to credit risk when interest rate changes move in the Company's favor. In such cases, First American relies on the ability of the counterparts to off-balance-sheet derivative contracts to make contractual payments over the remaining lives of the contracts. Credit risk exposure due to off-balance-sheet derivative activities is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. As of December 31, 1994, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure. First American's net credit exposure on outstanding derivatives was $18.3 million on December 31, 1994. Given the credit standing of the counterparts to the derivative contracts, Management believes that this credit exposure is reasonable in light of its objectives.

FINANCIAL CONDITION

SECURITIES

         Securities generated 25% of total taxable equivalent interest income for the year ended December 31, 1994. In addition to producing interest income, the securities portfolio satisfies pledging requirements on deposits and is an important component of asset/liability, interest rate sensitivity and liquidity management, which are discussed in more detail under the captions "Asset/Liability Management" and "Liquidity."

         First American's total securities portfolio of $2,150.0 million at December 31, 1994, consisted of $664.7 million of securities available for sale (market value) and $1,485.3 million of securities held to maturity (amortized cost). This compares to a total securities portfolio of $2,050.8 million at December 31, 1993, which consisted of $1,392.9 million of securities available for sale and $657.8 million of securities held to maturity. The $827.5 million increase in securities held to maturity and $728.2 million decrease in securities available for sale reflect the 1994 transfer of $203.8 million of securities from the classification of available for sale to held to maturity, which is discussed in more detail at NOTE 3 to the consolidated financial statements. Additionally, Management determined that it had the intent and ability to hold to maturity $802.0 million of securities purchased during 1994, which exceeded the maturities of $177.8 million of held to maturity securities. Also during 1994, sales and maturities of available for sale securities exceeded purchases of those securities by $466.8 million.

         Although total securities increased $99.2 million, or 5%, to $2.15 billion at December 31, 1994, total average securities declined $143.2 million, or 7%, to $1.98 billion during 1994. The decline in total average securities reflects the funding of new loans, as well as differences in the timing of maturities, sales, and purchases of securities in 1994 compared to 1993. The average yield of total securities in 1994 was 6.07%, down from 6.48% in 1993, as securities maturing in both years bore higher yields than yields on reinvestment securities despite generally rising interest rates throughout 1994.

         The average estimated maturity of the total securities portfolio was
4.2 years at December 31, 1994 (3.8 years for securities held to maturity and 5.0 years for securities available for sale), compared with 4.9 years at year-end 1993 (4.4 years for securities held to maturity and 5.1 years for securities available for sale). The expected maturity for government and corporate securities is the stated maturity, and the expected maturity for mortgage-backed securities is based on current estimates of average maturities, which include prepayment assumptions. The average repricing life of the total securities portfolio was 2.3 years at December 31, 1994 (2.7 years for securities held to maturity and 1.4 years for securities available for sale). TABLE 5 presents the estimated average maturity and weighted average yields for securities held to maturity and securities available for sale at December 31, 1994.

         All mortgage-backed securities classified as U.S. Government agencies and corporations were issued or guaranteed by the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie
Mae), or the Federal Home Loan Mortgage Corporation (Freddie Mac). Essentially all other mortgage-backed securities consisted of Planned Amortization Class
(PAC)
collateralized mortgage obligations (CMOs), which were purchased because of their high credit quality and relatively certain average lives. On December 31, 1994, mortgage-backed security holdings included $289.0 million of floating rate mortgage-backed securities, of which $125.3 million were classified as held to maturity and $163.7 million were classified as available for sale. At year-end 1994, over 99.8% of the Company's debt securities were investment grade with the remaining .2% unrated.

LOANS

         Loans represent First American's largest component of earning assets, producing 74% of interest income for the year ended December 31, 1994. During 1994, average loans increased $672.3 million, or 17%, to $4.54 billion. Excluding acquisitions, average loans increased 14%.

         The increase in average loan volume is a reflection of positive economic conditions in Tennessee and selected markets in adjacent states and the success of First American's marketing efforts. During 1994, the U.S. economy continued to post gains, while the southeastern states outperformed the national averages. During this same time, the Tennessee economy led the southeast in a number of economic categories. Additionally, the Company's marketing efforts contributed to increased lending in certain target areas. Management currently expects loan growth to continue in 1995, although at a slower pace than 1994.

         The average yield on loans was 7.74% during 1994 as compared to 7.64% during 1993. TABLE 3 contains average loan balances and TABLE 12 presents end of period loan balances by category for the past five years. TABLE 6 presents the maturities of loans, exclusive of consumer loans, outstanding at December 31, 1994.

         Average commercial loans increased $262.7 million, or 15%, to $2.03 billion during 1994 from $1.77 billion during 1993. During 1994 and 1993, commercial loans averaged 45% and 46% of total loans, respectively.

         The increase in the average balances of commercial loans occurred over a broad range of industry categories. The continued strong performance in the Tennessee and southeastern economies were important catalysts for First American's commercial loan growth. Also contributing were marketing campaigns aimed at the small business market (revenues under $10 million) and the middle market (revenues of $10 million to $100 million). As an example, during 1994 First American launched a small business equipment loan promotion guaranteeing 20-minute credit decisions. This was made possible by the 1993 re-engineering of the small business lending underwriting process. Efforts like these contributed to First American becoming a market leader in the state of Tennessee in the small business and middle markets.

                           [GRAPH 6 - See Appendix]



                        LOANS, NET OF DISCOUNT AND FEES

         Consumer loans, which consist of consumer amortizing mortgages and other consumer loans, averaged $2.10 billion during 1994, as compared with $1.69 billion during 1993, an increase of $403.5 million, or 24%. Total average consumer loans were 46% of total loans at December 31, 1994, compared with 44% at year-end 1993.

         Average consumer amortizing mortgages, which consist principally of residential mortgages, increased $309.9 million, or 40%, during 1994.
Exclusive of acquisitions, average consumer amortizing mortgages increased 25%. This increase results primarily from increases in new and existing home sales in First American's markets.

         Average other consumer loans increased $93.6 million, or 10%, in 1994, primarily due to an $84.2 million increase in average automobile installment loans. Average other consumer loans did not increase as much as some of the Company's peers in part because Management made a decision not to match the low pricing that developed during 1994 in certain consumer loan markets such as indirect auto lending. In addition, First American does not have a credit card portfolio, which is a product generating consumer loan growth for many of its peers.

         Commercial real estate loans, which include real estate construction and real estate commercial mortgages, averaged $415.7 million during 1994, compared with $409.5 million during 1993. There have been, and continue to be, selective opportunities for commercial real estate lending in First American's markets. However, commercial real estate lending is not a high priority market for First American. Average total commercial real estate loans represented 9% of total loans at December 31, 1994, compared with 10% at December 31, 1993.

         Essentially all of First American's loans are to borrowers residing in or doing business in Tennessee and selected markets in adjacent states. First American seeks to exercise prudent risk management in lending, including diversification by loan category and by industry segment, as well as by identification of credit risks. The Company's lending activities are performed by relationship managers organized by broad industry classification. Based on Standard Industrial Classification (SIC) codes, there were no industry concentrations within the commercial loan category in excess of 10% of total loans, at December 31, 1994 and 1993.

         First American's ten largest outstanding loan relationships at December 31, 1994, amounted to $210.4 million, or 4% of total loans, compared to $225.7 million, or 5% of total loans, at year-end 1993. At December 31, 1994 and 1993, First American had no loans classified as highly leveraged transactions, as defined by banking regulations. First American had $.6 million international loans outstanding at December 31, 1994, and essentially no such loans at December 31, 1993.

         NOTE 15 to the consolidated financial statements discusses off-balance-sheet loan commitments and risks.

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES

         Management's policy is to maintain the allowance for possible loan losses at a level which is adequate to absorb estimated loan losses inherent in the loan portfolio. The provision for loan losses is a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance at an appropriate level. The level of the allowance is determined on a quarterly basis using procedures which include assessments of: (1) individual criticized and classified credits, other significant credits, and non-criticized/classified commercial and commercial real estate credits to estimate loss probability; (2) various consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (3) unfunded commitments; and (4) various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process. Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision.

         In order to maintain the allowance at an appropriate level during 1994, the methodology generally described above produced no provision for loan losses in each of the first three quarters of 1994 and a $10 million negative provision in the fourth quarter of 1994. This compares to a $42 million negative provision reported in 1993. The primary factors resulting in the negative $10 million provision for 1994 were the continued improvement in asset quality as discussed under the caption "Asset Quality" and favorable net loan charge-off experience.

         During the years ended December 31, 1994 and 1993, total loan charge-offs were $15.3 million and $26.6 million, respectively, while total recoveries amounted to $18.0 million and $20.3 million, respectively, resulting in net recoveries of $2.7 million in 1994 and net charge-offs of $6.3 million in 1993. The ratio of net recoveries to average loans was .06% in 1994 compared to a ratio of net charge-offs to average loans of .16% in 1993.

         Future provisions for loan losses depend on such factors as asset quality, net loan charge-offs, loan growth and other criteria discussed above. The appropriate level of the allowance for possible loan losses and the corresponding provision will continue to be determined quarterly based on the allowance assessment methodology. Management currently does not anticipate that there will be any significant provision for possible loan losses in 1995.

         The allowance for possible loan losses was $127.1 million at December 31, 1994, as compared to $134.1 million at December 31, 1993. The $7.0 million decline in the allowance during 1994 reflects the $10.0 million negative provision for loan losses and $2.7 million of net loan recoveries. The total allowance for possible loan losses represented 2.61% of net loans at December 31, 1994, compared to 3.09% at December 31, 1993.





                           [GRAPH 7 - See Appendix]




                            ALLOWANCE TO NET LOANS







                           [GRAPH 8 - See Appendix]




                        NET CHARGE-OFF (RECOVERY) RATIO

         The allowance for possible loan losses is comprised of an allocated portion and an unallocated, or general, portion. The allocated portion is maintained to cover estimated losses applicable to specific segments of the loan portfolio. The unallocated portion is maintained to absorb losses which probably exist as of the evaluation date but are not identified by the more objective processes used for the allocated portion of the allowance for loan losses due to risk of error or imprecision. While the total allowance consists of an allocated portion and an unallocated portion, these terms are primarily used to describe a process. Both portions of the allowance are available to provide for inherent loss in the entire portfolio.

         TABLE 7 presents a five-year recap of the activity in the allowance for possible loan losses. The table also contains the year-end allocation of the allowance for possible loan losses among the various loan portfolios and the unallocated portion of the allowance for each of the past five years.

ASSET QUALITY

         Nonperforming assets, which include non-accrual and restructured loans and foreclosed properties, continued to decline during 1994. Nonperforming assets decreased 48% during 1994 to $21.1 million at December 31, 1994. This decline follows a 54% drop in 1993, a 37% decrease in 1992 and a 32% decline in 1991. Over the last four years, nonperforming assets have decreased 90%, or $188.6 million from $209.7 million at December 31, 1990, to $21.1 million at December 31, 1994. The ratio of nonperforming assets to total loans and foreclosed properties was .43% at December 31, 1994, compared with .93% a year earlier. The improvement in asset quality resulted from the continuation of efforts to improve asset quality and collect the full balance due on nonperforming assets, as well as from a reduction in the level of loans criticized or classified by First American's internal loan grading and review process. Management continues to focus on strengthening the credit culture by improving portfolio management concepts in the area of credit and industry concentrations, by refining credit risk rating systems, and maintaining a disciplined adherence to existing credit policies and procedures.

         TABLE 8 summarizes changes in nonperforming assets for each of the past five years and presents the composition of the nonperforming asset balance at the end of each year.

         Other potential problem loans consist of loans that are currently not considered nonperforming but on which information about possible credit problems has caused Management to doubt the ability of the borrowers to comply fully with present repayment terms. At December 31, 1994, loans totalling $75.1 million, while not considered nonperforming, were classified under the Company's internal loan grading system as substandard or worse. This was essentially the same level as a year ago.

Depending on the economy and other factors, these loans and others which may not be presently identified could become nonperforming assets in the future.





                           [GRAPH 9 - See Appendix]



                         NONPERFORMING ASSETS TO LOANS
                           AND FORECLOSED PROPERTIES

DEPOSITS

         Total deposits, First American's largest source of funding, averaged $5.73 billion during 1994, compared with $5.51 billion during 1993, an increase of $220.3 million, or 4%. Exclusive of acquisitions, average deposits increased 1% during 1994, primarily due to the success of First American's money market deposit account, the First American Investment Reserve ("FAIR") account. This account combines many features common among money market mutual funds including a minimum balance requirement of $1,000 and a competitive rate. FAIR account balances averaged $1.43 billion in 1994, up $108.1 million, or 8%, from 1993. The FAIR account is key to marketing and liquidity strategies in that it satisfies a known customer need while providing First American a stable core source of funding at rates favorable to many alternative sources of funding. On December 31, 1994, FAIR account balances outstanding were $1.54 billion and the interest rate paid was 4.60%.

         First American's core deposit base, which represents total deposits excluding certificates of deposit $100,000 and over and foreign deposits, averaged $5.33 billion, or 93% of total deposits, during 1994, as compared with $5.14 billion, or 93% of total deposits, during 1993. Core deposits provide a stable, low-cost source of funds for the Company.

         TABLE 9 details maturities of certificates of deposits $100,000 and over at December 31, 1994 and 1993.

OTHER BORROWED FUNDS

         In addition to deposits, other sources of funding utilized by First American include short-term borrowings and long-term debt. Total short-term borrowings include Federal funds purchased from correspondent banks, securities sold under agreements to repurchase (repurchase agreements), and other short-term borrowings, principally funds due to the U.S. Treasury Department in tax and loan accounts.

         Federal funds purchased and securities sold under repurchase agreements averaged $681.2 million during 1994, a 16% increase over the previous year. The average rate paid on Federal funds purchased and securities sold under repurchase agreements for 1994 was 3.80%, 116 basis points more than the 2.64% average rate paid in 1993. The net funds purchased position (Federal funds purchased and repurchase agreements less Federal funds sold and securities purchased under agreements to resell) at year-end 1994 was $829.0 million, up from $520.0 million at year-end 1993.

         Other short-term borrowings averaged $59.2 million during 1994 compared with $49.8 million during 1993. The average rate paid on other short-term borrowings was 4.51% in 1994, an increase of 132 basis points from 3.19% in 1993.





                          [GRAPH 10 - See Appendix]




                                 CORE DEPOSITS

         Long-term debt averaged $95.9 million during 1994 compared to $51.5 million during 1993. During 1994 long-term debt increased $186.1 million to $252.1 million as of December 31, 1994, due to two borrowings of $100 million each from the Federal Home Loan Bank. Each borrowing has a maturity of three years and interest which is payable and reprices monthly based on LIBOR. At December 31, 1994, the borrowings had an average interest rate of 6.08%.

         On January 31, 1994, First American redeemed the remaining balance of $13.6 million of its 7 5/8% debentures due in 2002. These debentures were redeemed at a price of 101.22% of par.

         The average rate paid on long-term borrowings was 6.61% in 1994 compared to 7.48% in 1993. The long-term debt to equity ratio was 40.9% at December 31, 1994, compared to 11.3% at December 31, 1993, which is reflective of the additional debt issued during 1994.

CAPITAL POSITION

         Total shareholders' equity amounted to $616.7 million, or 7.95% of total assets, at December 31, 1994, compared to $581.7 million, or 8.09% of total assets at December 31, 1993. The $35.0 million increase in total shareholders' equity resulted principally from $67.7 million of earnings retention ($90.7 million of net income less $23.0 million of dividends). The impact of earnings retention was reduced by the $35.4 million change in net unrealized gains and losses on securities available for sale, net of tax. The Consolidated Statements of Changes in Shareholders' Equity details the changes in shareholders' equity during 1994, and NOTES 1 AND 3 to the consolidated financial statements provide further information regarding unrealized gains and losses on available for sale securities.

         During 1994, First American paid dividends of $.88 per share, up 60% from $.55 per share during 1993. The dividend payout ratio was 25% during 1994 versus 14% during 1993. The Board of Directors voted to increase the quarterly cash dividend from $.21 per share to $.25 per share during the fourth quarter of 1994 based on First American's capital position and financial performance.

         The Federal Reserve Board and the OCC risk-based capital guidelines and regulations for bank holding companies and national banks require minimum levels of capital based upon applying various risk ratings to defined categories of assets and to certain off-balance-sheet items. Under the risk-based capital requirements, total capital consists of Tier I capital (essentially realized common equity less intangible assets) and Tier II capital (essentially qualifying long-term debt and a portion of the allowance for possible loan losses). Assets by type, or category, are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. Off-balance-sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by regulators. These items are assigned the same risk-weighting as on-balance-sheet items and are included in total risk-adjusted assets.





                          [GRAPH 11 - See Appendix]




                        AVERAGE EQUITY TO AVERAGE ASSETS

         At December 31, 1994, these regulations required bank holding companies and national banks to maintain certain minimum capital ratios. As of December 31, 1994, the Company, its principal subsidiary, First American National Bank (FANB), and FANBKY all had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. TABLE 10 summarizes risk-based capital and related ratios for the Company and FANB.

         In December 1994, the Board of Directors authorized the repurchase of up to 800,000 shares of First American's common stock. It is anticipated that stock repurchases will be made in the open market or in privately negotiated transactions from time to time during 1995, subject to market conditions and regulatory guidelines. Following these purchases, the Company is expected to continue to exceed all applicable regulatory capital requirements. It is anticipated that the repurchased shares will be used to fund First American's various employee benefit plans and potential future acquisitions.

LIQUIDITY

         Liquidity management involves maintaining sufficient cash levels (including the ability to access markets to raise additional cash) to fund operations and to meet the requirements of borrowers, depositors, and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents (less Federal Reserve Bank reserve requirements discussed at NOTE 2 to the consolidated financial statements), money market instruments, and securities that mature within one year. At December 31, 1994, the carrying value of First American's liquid assets amounted to $832.5 million, or 12% of earning assets, which compares with $702.1 million, or 11%, at December 31, 1993.

         In addition, First American has securities available for sale maturing after one year which can be sold to meet liquidity needs. The market value of securities available for sale which mature after one year was $329.7 million at December 31, 1994. Since held to maturity securities are purchased with the intent to hold them to maturity, such securities are generally a source of liquidity only to the extent interest and principal payments are received thereon. NOTES 1 AND 3 to the consolidated financial statements discuss accounting for securities in further detail. Decisions to purchase securities or sell available for sale securities are based on current and expected economic and financial conditions, including the interest rate environment and loan demand, and other on-and off-balance-sheet positions. Maturity of securities is also discussed under the caption "Securities."

         Liquidity is reinforced by maintaining a relatively stable funding base, which is achieved by diversifying funding sources, extending the contractual maturity of liabilities, and limiting corporate reliance on volatile short-term purchased funds. First American's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable and low-cost funds. Core deposits totalled $5.45 billion, or 70% of total assets at December 31, 1994, compared with $5.36 billion, or 75%, at December 31, 1993.

         Short-term funding needs can arise from declines in deposits or other funding sources, drawdowns of loan commitments, and requests for new loans. Relationships with a stable and growing customer base and a network of about 300 downstream correspondent banks routinely supply some of these funds. Additional funds, if needed, can be raised from national money markets. Short-term funding sources, comprised of non-core deposits and other interest-bearing liabilities totalled $1.35 billion, or 17% of total assets, at December 31, 1994, compared to $1.09 billion, or 15%, at December 31, 1993.

         Shareholders' equity and long-term debt also contribute to liquidity by reducing the need to continually rely on short-term purchased funds. At December 31, 1994, the ratio of equity to assets was 7.95% compared to 8.09% at December 31, 1993. At the end of 1994, long-term debt totalled 3% of total assets and 41% of total shareholders' equity versus 1% of total assets and 11% of total shareholders' equity at December 31, 1993.

         During the first quarter of 1993, First American filed a shelf registration statement with the Securities and Exchange Commission to issue $100 million of subordinated debt securities. The Company issued $50 million of subordinated notes under the shelf registration statement during second quarter 1993. The remaining $50 million shelf registration is available for future needs.

         An additional source of liquidity is the Company's three-year $50 million revolving credit agreement which will expire March 31, 1997. First American had no borrowings outstanding under this agreement during 1994.

         Management believes First American has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment.

IMPACT OF INFLATION

         First American's asset and liability structure is substantially different from that of an industrial company in that most of its assets and liabilities are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company's ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

EARNINGS PERFORMANCE FOR 1993 VERSUS 1992

         The previous discussion has concentrated on First American's 1994 results of operations and financial condition. The following discussion recaps the Company's results of operations for 1993 compared to 1992.

         Net income for 1993 was $101.8 million or $3.93 per share as compared with $42.0 million or $1.74 per share for 1992. The earnings improvement was primarily attributable to a $42.0 million negative provision for loan losses in 1993 compared to a $38.5 million charge in 1992, an $80.5 million decrease in the provision for loan losses. Net income for 1993 also included a $15.7 million increase in taxable equivalent net interest income, an $11.1 million improvement in non-interest income, and a $7.5 million increase in non-interest expense.

         The negative provision for loan losses resulted primarily from continued improvement in asset quality as evidenced by a 64% decrease in nonperforming loans to $21.7 million at December 31, 1993, from $60.3 million at year-end 1992 and an 84% decline in net charge-offs to $6.3 million in 1993 from $38.4 million in 1992.

         The 6% increase in 1993 net interest income (computed on a taxable equivalent basis) to $271.5 million was primarily due to an increase in average earning assets and a slightly improved net interest margin. Average earning assets increased 5% to $6.18 billion in 1993 from $5.90 billion in 1992, while the net interest margin on earning assets increased 5 basis points to 4.39%. During 1993, First American had a higher volume of interest-bearing liabilities repricing at a lower interest rate than earning assets repricing; thus, net interest income benefited from declining interest rates. The net interest spread increased 10 basis points to 3.80% in 1993 from 3.70% in 1992. The net interest margin and spread improvements in 1993 generally reflect a lower interest rate environment for First American.

         The 15% improvement in non-interest income in 1993 was due primarily to increased fee income resulting from new products and services introduced in 1993. Approximately 55% of the increase was due to additional investment services income related to sales of annuities, mutual funds and other investment products.

         The $7.5 million, or 3%, increase in non-interest expense in 1993 resulted primarily from a $10.0 million charitable contribution made during the fourth quarter of 1993 to First American Foundation. Non-interest expense in 1993 also included an $8.1 increase in salaries and employee benefits and a $13.1 million decline in net foreclosed properties expense. Exclusive of the contribution, non-interest expense decreased $2.5 million or 1%. The operating ratio improved to 63.2% in 1993 (exclusive of the Foundation contribution) from 69.1% in 1992.

         Income tax expense was $57.4 million in 1993, an increase of $39.9 million over the 1992 income tax expense of $17.5 million. The major factor for the increase was the increase in the Company's income before income tax expense.

TABLE 1:  SELECTED FINANCIAL DATA:  1990-1994

===================================================================================================================================
                                                                                   Year Ended December 31
- -----------------------------------------------------------------------------------------------------------------------------------
(in thousands except per share amounts)                  1994          1993          1992           1991         1990
- -----------------------------------------------------------------------------------------------------------------------------------
Condensed income statements:
          Net interest income, taxable equivalent
            basis*                                   $  283,073    $  271,481    $  255,848     $  223,089   $  237,943
          Less taxable equivalent adjustment              3,447         4,042         4,160          6,629       11,090
- -----------------------------------------------------------------------------------------------------------------------------------
          Net interest income                           279,626       267,439       251,688        216,460      226,853
          Provision for loan losses                     (10,000)      (42,000)       38,500         51,570      193,677
          Non-interest income                            84,856        85,817        74,691         80,493      111,168
          Non-interest expense                          229,615       235,963       228,426        221,685      221,134
- -----------------------------------------------------------------------------------------------------------------------------------
          Income (loss) before income tax expense
              (benefit) and cumulative effect of changes
              in accounting principles                  144,867       159,293        59,453         23,698      (76,790)
          Income tax expense (benefit)                   54,135        57,396        17,481          6,761      (14,369)
- -----------------------------------------------------------------------------------------------------------------------------------
          Income (loss) before cumulative effect of
              changes in accounting principles           90,732       101,897        41,972         16,937      (62,421)
          Cumulative effect of changes in
              accounting principles, net of tax           -               (84)        -              -            -
- -----------------------------------------------------------------------------------------------------------------------------------
          Net income (loss)                            $ 90,732    $  101,813    $   41,972     $   16,937   $  (62,421)
===================================================================================================================================
Per common share:
          Net income (loss)                            $   3.48      $   3.93      $   1.74       $    .73     $  (2.69)
          Cash dividends declared                           .88           .55           .20           -             .31
          Cash dividends paid                               .88           .55           .20           -             .63
          Book value (end of year)                        23.59         22.38         18.16          16.47        15.79
          Market price (end of year)                      26.88         32.00         27.50          18.00         6.38
          Market/book (end of year)                        1.14 X        1.43 x        1.51 x         1.09 x        .40 x
===================================================================================================================================
Averages:
          Assets                                     $7,264,352    $6,806,492    $6,466,297     $6,192,106   $6,898,181
          Loans, net of unearned discount and net
              deferred loan fees                      4,543,886     3,871,555     3,682,891      3,954,369    4,462,207
          Earning assets                              6,621,678     6,182,257     5,896,212      5,654,669    6,334,529
          Deposits                                    5,734,410     5,514,068     5,414,165      5,240,438    5,666,069
          Long-term debt                                 95,875        51,503        17,065         17,421       17,981
          Shareholders' equity                          595,881       512,099       418,507        376,085      410,104
===================================================================================================================================
End of period:
          Assets                                     $7,757,181    $7,188,322    $6,716,320     $6,376,967   $6,480,262
          Loans, net of unearned discount and net
              deferred loan fees                      4,863,310     4,340,088     3,699,301      3,807,257    4,225,854
          Earning assets                              7,052,475     6,550,150     5,907,761      5,722,724    5,831,353
          Deposits                                    5,861,061     5,690,558     5,521,839      5,332,065    5,556,026
          Long-term debt                                252,067        65,945        16,896         17,321       17,632
          Shareholders' equity                          616,696       581,709       468,321        385,310      368,009
===================================================================================================================================
Significant ratios:
          Return on average assets                         1.25 %        1.50 %         .65 %          .27 %       (.90)%
          Return on average common equity                 15.23         19.90         10.03           4.50       (15.22)
          Dividends declared per share to net
              income per share (dividend payout ratio)    25.29         13.99         11.49           -             N/A
          Operating efficiency ratio**                    60.80         63.24         69.11          73.02        70.24
          Average equity to average assets                 8.20          7.52          6.47           6.07         5.95
          Average loans to average deposits               79.23         70.21         68.02          75.46        78.75
          Average core deposits to average total
              deposits                                    92.93         93.19         92.84          92.89        89.40
          Allowance to net loans (end of year)             2.61          3.09          4.90           4.75         4.50
          Nonperforming assets to loans and
              foreclosed properties (end of year)           .43           .93          2.39           3.68         4.91
          Net interest margin                              4.27          4.39          4.34           3.95         3.76
===================================================================================================================================
Other statistics:
          Number of common shareholders (end of
              year)                                       9,304         9,606         9,453         10,284       10,609
          Average common shares outstanding (in
              thousands)                                 26,093        25,913        24,082         23,337       23,224
          End of period common shares (in
              thousands)                                 26,145        25,988        25,786         23,395       23,311
          Number of full-time equivalent employees
              (end of year)                               3,273         3,138         3,075          3,126        3,539
          Number of banking offices                         142           138           134            135          141
          Number of automatic teller machines               169           138           122            120          123
====================================================================================================================================

 * Adjusted to a taxable equivalent basis based on the statutory Federal income tax rates, adjusted for applicable state income taxes net of the related Federal tax benefit.
** Ratio of operating expenses to taxable equivalent net interest income plus non-interest income. For 1994, calculation excludes $9.7 million of losses in the fourth quarter on sales of securities available for sale. For 1993, calculation excludes the $10.0 million Foundation contribution. For 1990, calculation excludes the $34.3 million gain on sale of credit card receivables.
N/A      Information not considered meaningful.

TABLE 2:  RATE-VOLUME RECAP

====================================================================================================================================

                                                                1994 from 1993                           1993 from 1992
                                                     ------------------------------------      -------------------------------------
                                                                     Increase (Decrease)*                     Increase (Decrease)*
                                                        Total               Due to               Total                Due to
                                                      Increase       --------------------       Increase      -------------------
 (in millions)                                       (Decrease)        Volume     Rate         (Decrease)        Volume     Rate
- ------------------------------------------------------------------------------------------------------------------------------------
 Change in interest income:
                 Securities:
                     Taxable                           $(18.2)         $ (9.9)   $ (8.3)        $  4.0           $ 23.7   $ (19.7)
                     Tax-exempt                            .7              .7       -               .3               .3       -
                 Loans                                   55.9            51.3       4.6           (4.1)            15.4     (19.5)
                 Federal funds sold and securities
                 purchased under agreements to resell    (1.7)           (2.2)       .5           (4.5)            (3.8)      (.7)
                 Time deposits with other banks           (.9)            (.9)      -             (4.8)            (4.6)      (.2)
                 Other                                     .4              .2        .2            (.3)             (.3)      -
                                                       ------                                    -----
                     Total change in interest income     36.2            31.2       5.0           (9.4)            21.8     (31.2)
                                                       ------                                    -----
 Change in interest expense:
                 NOW, money market, and savings
                     accounts                            11.1             5.6       5.5           (3.5)             4.2      (7.7)
                 Certificates of deposit                   .9             (.4)      1.3          (19.5)            (4.8)    (14.7)
                 Other interest-bearing deposits         (1.3)            (.2)     (1.1)          (4.5)            (1.3)     (3.2)
                 Short-term borrowings                   11.4             2.8       8.6            -                3.1      (3.1)
                 Long-term debt                           2.5             3.3       (.8)           2.4              2.6       (.2)
                                                       ------                                    -----
                     Total change in interest expense    24.6            10.9      13.7          (25.1)             5.6     (30.7)
                                                       ------                                    -----
 Change in net interest income                         $ 11.6          $ 19.3    $ (7.7)        $ 15.7           $ 12.4   $   3.3
====================================================================================================================================


         * Amounts are adjusted to a fully taxable basis, based on the statutory Federal income tax rates, adjusted for applicable state income taxes net of the related Federal tax benefit. The effect of volume changes is computed by multiplying the change in volume by the prior year rate. The effect of rate changes is computed by multiplying the change in rate by the prior year volume. Rate/volume changes are computed by multiplying the change in volume by the change in rate and are included in the effect on income of rate changes.

TABLE 3: CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES

====================================================================================================================================
                                                       1994                            1993                         1992
                                          ----------------------------    ----------------------------   --------------------------
                                                               Average                         Average                      Average
                                             Average  Income/   Yield/      Average  Income/   Yield/     Average  Income/   Yield/
(in millions)                                Balance  Expense    Rate       Balance  Expense    Rate      Balance  Expense    Rate
- ------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:*
  Securities:
    Taxable                                $1,955.7   $118.5    6.06%     $2,108.4    $136.7    6.48%   $1,788.8   $132.7    7.42%
    Tax-exempt                                 20.4      1.4    6.63          10.9        .7    6.86         6.3       .4    7.23
- ------------------------------------------------------------------------------------------------------------------------------------
    Total securities                        1,976.1    119.9    6.07       2,119.3     137.4    6.48     1,795.1    133.1    7.42
- ------------------------------------------------------------------------------------------------------------------------------------
  Federal funds sold and repurchase
  agreements                                   75.2      2.9    3.86         143.8       4.6    3.20       244.7      9.1    3.76
  Loans, net of unearned discount and net
    deferred loan fees:
      Commercial                            2,030.3    150.7    7.42       1,767.6     120.3    6.81     1,733.2    120.4    6.95
      Consumer-amortizing mortgages         1,082.5     82.7    7.64         772.6      63.2    8.18       555.7     52.4    9.42
      Consumer-other                        1,015.4     83.4    8.21         921.8      79.5    8.62       895.9     85.2    9.51
      Real estate-construction                105.8      8.5    8.04         104.2       8.3    7.95       152.5     12.2    8.00
      Real estate-commercial mortgages
       and other                              309.9     26.3    8.47         305.3      24.4    7.98       345.6     29.6    8.57
- ------------------------------------------------------------------------------------------------------------------------------------
      Loans, net of unearned discount and
       net deferred loan fees               4,543.9    351.6    7.74       3,871.5     295.7    7.64     3,682.9    299.8    8.14
- ------------------------------------------------------------------------------------------------------------------------------------
  Other                                        26.5      1.1    4.15          47.7       1.6    3.35       173.5      6.7    3.86
- ------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets*                $6,621.7   $475.5    7.18%      6,182.3    $439.3    7.11%    5,896.2   $448.7    7.61%
- ------------------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses           (137.5)                        (173.0)                       (186.6)
Cash and due from banks                       481.2                          480.9                         457.4
Other assets                                  299.0                          316.3                         299.3
- ------------------------------------------------------------------------------------------------------------------------------------
  Total assets                             $7,264.4                       $6,806.5                      $6,466.3
====================================================================================================================================
Deposits and borrowed funds:
  Demand deposits                          $1,167.2                       $1,129.3                      $1,040.3
  Interest-bearing deposits:
    NOW accounts                              800.7   $ 15.6    1.95%        722.9    $ 14.5    2.00%      625.9   $ 16.0    2.56%
    Money market accounts                   1,493.0     57.2    3.83       1,392.0      46.7    3.36     1,408.3     47.6    3.38
    Regular savings                           422.5      9.7    2.29         405.0      10.2    2.51       352.8     11.4    3.21
    Certificates of deposit under $100,000  1,127.6     43.6    3.87       1,151.5      45.0    3.90     1,232.3     60.1    4.88
    Certificates of deposit $100,000 and
    over                                      364.5     15.3    4.20         349.9      13.1    3.74       368.6     17.5    4.75
    Other time                                317.9     14.5    4.56         337.7      16.7    4.96       366.7     21.2    5.78
    Foreign                                    41.0      1.7    4.04          25.8        .7    2.74        19.2       .7    3.61
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits         4,567.2    157.6    3.45       4,384.8     146.9    3.35     4,373.8    174.5    3.99
- ------------------------------------------------------------------------------------------------------------------------------------
    Total deposits                          5,734.4                        5,514.1                       5,414.1
  Federal funds purchased and repurchase
    agreements                                681.2     25.8    3.80         587.1      15.5    2.64       519.5     16.3    3.14
  Other short-term borrowings                  59.2      2.7    4.51          49.8       1.6    3.19        20.2       .8    3.82
  Long-term debt                               95.9      6.3    6.61          51.5       3.8    7.48        17.1      1.3    7.69
- ------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits and
      borrowed funds                        5,403.5   $192.4    3.56%      5,073.2    $167.8    3.31%    4,930.6   $192.9    3.91%
- ------------------------------------------------------------------------------------------------------------------------------------
    Total deposits and borrowed funds       6,570.7                        6,202.5                       5,970.9
Other liabilities                              97.8                           91.9                          76.9
Shareholders' equity                          595.9                          512.1                         418.5
- ------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
    equity                                 $7,264.4                       $6,806.5                      $6,466.3
====================================================================================================================================
Net interest income*                                  $283.1                          $271.5                       $255.8
Provision for loan losses                              (10.0)                          (42.0)                        38.5
Non-interest income                                     84.8                            85.8                         74.7
Non-interest expense                                   229.6                           236.0                        228.4
- ------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax expense
  (benefit) and cumulative effect of
  changes in accounting principles                     148.3                           163.3                         63.6
Income tax expense (benefit)                            57.6                            61.4                         21.6
- ------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of
  changes in accounting principles                      90.7                           101.9                         42.0
Cumulative effect of changes in accounting
  principles, net of tax                                 -                               (.1)                         -
- ------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                    $  90.7                          $101.8                       $ 42.0
====================================================================================================================================
Net interest spread                                             3.62%                           3.80%                        3.70%
Benefit of interest-free funding                                 .65                             .59                          .64
- ------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                             4.27%                           4.39%                        4.34%
====================================================================================================================================

 * Loan fees and amortization of net deferred loan fees (costs), which are considered an integral part of the lending function and are included in yields and related interest categories, amounted to $4.4 million in 1994, $2.2 million in 1993, $(.8) million in 1992, $(2.7)
         million in 1991, and $(.3) million in 1990. Yields/rates and income/expense amounts are presented on a fully taxable equivalent basis based on the statutory Federal income tax rates adjusted for applicable state income taxes net of the related Federal tax benefit; related interest income includes taxable equivalent adjustments of $3.4 million in 1994, $4.0 million in 1993, $4.2 million in 1992, $6.6 million in 1991, and $11.1 million in 1990. Non-accrual and restructured loans are included in average loans and average earning assets. Consequently, yields on these items are lower than they would have been if these loans had earned at their contractual rates of interest.

N/A      Information not considered meaningful.

===============================================================================================================
            1991                           1990                   Average Balance            Income/Expense
- --------------------------      -------------------------       --------------------      ---------------------
                                                                            5-Year                    5-Year
                                                                            Annual                    Annual
                   Average                        Average                  Compound                  Compound
 Average  Income/  Yield/       Average  Income/   Yield/       % Change  Growth Rate    % Change   Growth Rate
 Balance  Expense   Rate        Balance  Expense    Rate        1994/1993  1994/1989     1994/1993   1994/1989
- ---------------------------------------------------------------------------------------------------------------
$1,382.7  $109.4     7.91%     $1,409.3  $121.2     8.60%        (7.24)%      7.37%       (13.31)%       .44%
    20.8     1.8     8.43         124.1    11.1     8.93         87.16      (33.44)       100.00      (37.17)
- ---------------------------------------------------------------------------------------------------------------
 1,403.5   111.2     7.92       1,533.4   132.3     8.63         (6.76)       5.29        (12.74)      (1.63)
- ---------------------------------------------------------------------------------------------------------------
   196.5    11.9     6.06         264.0    21.9     8.28        (47.71)     (14.27)       (36.96)     (28.20)


 1,887.4   166.2     8.80       2,114.4   214.4    10.14         14.86        (.90)        25.27       (8.67)
   526.0    55.9    10.63         534.1    58.4    10.94         40.11       16.04         30.85        7.54
   951.6   101.3    10.65       1,066.6   123.1    11.54         10.15       (1.58)         4.91       (9.01)
   218.9    19.6     8.97         334.7    31.2     9.33          1.54      (21.89)         2.41      (27.11)

   370.5    37.7    10.17         412.4    44.7    10.84          1.51       (6.96)         7.79      (13.56)
- ---------------------------------------------------------------------------------------------------------------
 3,954.4   380.7     9.63       4,462.2   471.8    10.57         17.37        (.01)        18.90       (7.68)
- ---------------------------------------------------------------------------------------------------------------
   100.3     6.1     6.01          74.9     6.2     8.38        (44.44)     (31.00)       (31.25)     (40.13)
- ---------------------------------------------------------------------------------------------------------------
 5,654.7  $509.9     9.02%      6,334.5  $632.2     9.98%         7.11         .66          8.24%      (7.01)%
- ---------------------------------------------------------------------------------------------------------------
  (189.9)                        (150.2)                        (20.52)      11.61
   399.7                          391.3                            .06        3.92
   327.6                          322.6                          (5.47)        .90
- ---------------------------------------------------------------------------------------------------------------
$6,192.1                       $6,898.2                           6.73%        .72%
===============================================================================================================

$  877.2                       $  920.1                           3.36%       4.32%

   538.4  $ 21.5     4.00%        530.4  $ 22.9     4.32%        10.76        8.18          7.59%      (8.02)%
 1,427.5    78.7     5.51       1,422.6   102.1     7.17          7.26        5.73         22.48       (7.75)
   304.5    15.7     5.14         321.5    17.0     5.28          4.32        2.49         (4.90)     (13.21)
 1,388.0    93.8     6.76       1,546.6   121.0     7.83         (2.08)      (7.43)        (3.11)     (20.26)
   360.1    24.7     6.86         576.2    46.4     8.05          4.17      (12.33)        16.79      (23.96)
   332.0    23.8     7.17         324.2    25.5     7.87         (5.86)       1.90        (13.17)      (8.57)
    12.7      .7     5.65          24.5     1.9     7.71         58.91       (2.10)       142.86      (16.55)
- ---------------------------------------------------------------------------------------------------------------
 4,363.2   258.9     5.93       4,746.0   336.8     7.10          4.16        (.75)         7.28      (14.81)
- ---------------------------------------------------------------------------------------------------------------
 5,240.4                        5,666.1                           4.00         .17

   457.3    25.1     5.48         650.3    51.2     7.88         16.03         .05         66.45      (15.33)
    22.8     1.4     6.26          57.1     4.9     8.58         18.88       (4.18)        68.75      (15.85)
    17.4     1.4     7.79          18.0     1.4     7.82         86.21       38.67         65.79       33.24
- ---------------------------------------------------------------------------------------------------------------

 4,860.7  $286.8     5.90%      5,471.4  $394.3     7.21%         6.51        (.40)        14.66%     (14.39)%
- ---------------------------------------------------------------------------------------------------------------
 5,737.9                        6,391.5                           5.94         .35
    78.1                           96.6                           6.42        3.06
   376.1                          410.1                          16.36        4.99
- ---------------------------------------------------------------------------------------------------------------
$6,192.1                       $6,898.2                           6.73%        .72%
===============================================================================================================
          $223.1                         $237.9                                             4.27%       1.30%
            51.6                          193.7                                           (76.19)     N/A
            80.5                          111.2                                            (1.17)       1.76
           221.7                          221.1                                            (2.71)        .41
- ---------------------------------------------------------------------------------------------------------------

            30.3                          (65.7)                                           (9.19)      77.57
            13.4                           (3.3)                                           (6.19)      68.82
- ---------------------------------------------------------------------------------------------------------------

            16.9                          (62.4)                                          (10.99)      84.87

             -                              -                                            (100.00)     N/A
- ---------------------------------------------------------------------------------------------------------------
          $ 16.9                         $(62.4)                                          (10.90)%     84.87%
===============================================================================================================
                     3.12%                          2.77%
                      .83                            .99
- ---------------------------------------------------------------------------------------------------------------
                     3.95%                          3.76%
===============================================================================================================

TABLE 4:  INTEREST RATE SENSITIVITY ANALYSIS

====================================================================================================================================
                                                                              Interest-Sensitive Periods
                                                       -----------------------------------------------------------------------------
                                                                  Months
                                                       ----------------------------
                                                                  Over       Over
                                                                  Three       Six       Total
                                                       Within    Through    Through      One        1-5      Over 5
 (in millions)                                         Three       Six      Twelve      Year       Years      Years      Total
- -----------------------------------------------------------------------------------------------------------------------------------
 DECEMBER 31, 1994
 Earning assets:
        Securities                                  $   421.9  $   221.2  $   204.3  $   847.4   $ 1,092.6  $   210.1   $ 2,150.1
        Loans                                         1,804.5      257.0      385.6    2,447.1     1,835.3      580.9     4,863.3
        Other earning assets                             39.1        -          -         39.1         -          -          39.1
- -----------------------------------------------------------------------------------------------------------------------------------
          Total earning assets                      $ 2,265.5  $   478.2  $   589.9  $ 3,333.6   $ 2,927.9  $   791.0   $ 7,052.5
===================================================================================================================================
 Interest-bearing liabilities:
        Interest-bearing deposits:
          NOW, money market, and savings accounts   $ 2,771.4  $      -   $      -   $ 2,771.4   $      -   $     -      $2,771.4
          Certificates of deposit                       442.3      343.7      308.4    1,094.4       383.7        -       1,478.1
          Other interest-bearing deposits               117.2       35.6       52.6      205.4       162.3        -         367.7
- -----------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits           3,330.9      379.3      361.0    4,071.2       546.0        -       4,617.2
        Other borrowed funds                          1,128.8        1.0        -      1,129.8         -         52.1     1,181.9
- -----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities            4,459.7      380.3      361.0    5,201.0       546.0       52.1     5,799.1
        Net effect of swaps                            (450.0)    (200.0)    (450.0)  (1,100.0)    1,100.0        -           -
- -----------------------------------------------------------------------------------------------------------------------------------
        Adjusted interest-bearing liabilities       $ 4,009.7  $   180.3  $   (89.0) $ 4,101.0   $ 1,646.0 $     52.1   $ 5,799.1
===================================================================================================================================
 Interest sensitivity gap:
        For the indicated period                    $(1,744.2) $   297.9  $   678.9  $  (767.4)  $ 1,281.9  $   738.9   $ 1,253.4
        Cumulative                                   (1,744.2)  (1,446.3)    (767.4)    (767.4)      514.5    1,253.4     1,253.4
        Cumulative, as a percent of
        total earning assets                           (24.73)%   (20.51)%   (10.88)%   (10.88)%      7.30%     17.77%      17.77%
===================================================================================================================================
 DECEMBER 31, 1993
 Earning assets:
        Securities                                  $   494.8  $    96.1  $   200.6  $   791.5    $  998.1   $  261.2    $2,050.8
        Loans                                         1,628.0      215.4      410.8    2,254.2     1,620.4      465.5     4,340.1
        Other earning assets                            159.2        -          -        159.2         -          -         159.2
- -----------------------------------------------------------------------------------------------------------------------------------
          Total earning assets                      $ 2,282.0  $   311.5  $   611.4  $ 3,204.9    $2,618.5   $  726.7    $6,550.1
===================================================================================================================================
 Interest-bearing liabilities:
        Interest-bearing deposits:
         NOW, money market, and savings accounts    $ 2,664.2  $     -    $     -    $ 2,664.2    $    -     $    -      $2,664.2
         Certificates of deposit                        508.7      379.6      253.2    1,141.5       290.0        2.8     1,434.3
         Other interest-bearing deposits                115.0       52.1       46.1      213.2       145.9        -         359.1
- -----------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits           3,287.9      431.7      299.3    4,018.9       435.9        2.8     4,457.6
        Other borrowed funds                            745.8       11.0        -        756.8         -         65.9       822.7
- -----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities            4,033.7      442.7      299.3    4,775.7       435.9       68.7     5,280.3
        Net effect of swaps and futures                (900.0)     150.0      200.0     (550.0)      550.0        -           -
- -----------------------------------------------------------------------------------------------------------------------------------
        Adjusted interest-bearing liabilities      $  3,133.7  $   592.7  $   499.3   $4,225.7    $  985.9   $   68.7    $5,280.3
===================================================================================================================================
 Interest sensitivity gap:
        For the indicated period                   $   (851.7) $  (281.2) $   112.1  $(1,020.8)   $1,632.6   $  658.0    $1,269.8
        Cumulative                                     (851.7)  (1,132.9)  (1,020.8)  (1,020.8)      611.8    1,269.8     1,269.8
        Cumulative, as a percent of
        total earning assets                           (13.00)%   (17.30)%   (15.58)%   (15.58)%      9.34%     19.38%      19.38%
===================================================================================================================================

Each column includes earning assets and interest-bearing liabilities that are estimated to mature or reprice within the respective time frame. All floating rate balance sheet items are included as "within three months" regardless of maturity. Non-earning assets (cash and due from banks, premises and equipment, foreclosed properties, and other assets), non-interest-bearing liabilities (demand deposits and other liabilities) and shareholders' equity are considered to be non-interest-sensitive for purposes of this presentation and thus are not included in the above table.

In the table, all NOW, money market, and savings accounts are reflected as interest-sensitive within three months. NOW accounts, savings, and certain money market accounts are not totally interest-sensitive in all interest rate environments. If NOW and regular savings accounts were not considered interest-sensitive, the one year cumulative net asset interest-sensitive gap position and percent of earning assets would be $413.8 million and 5.87%, respectively, for 1994 as compared to a net asset interest-sensitive gap position and percent of earning assets of $201.0 million and 3.07%, respectively, for 1993.

TABLE 5:  SECURITY PORTFOLIO ANALYSIS

====================================================================================================================================
                                                          Estimated Maturity at December 31, 1994
                         -----------------------------------------------------------------------------------------------------------
                                                                                             Total         Market  Average  Average
                         Within 1 Year      1-5 Years      5-10 Years   After 10 Years   Amortized Cost    Value  Maturity Repricing
                         -----------------------------------------------------------------------------------------------------------
(in millions)            Amount  Yield   Amount   Yield  Amount  Yield  Amount  Yield   Amount     Yield   Amount   Years    Years
- ------------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO
MATURITY:
   U.S. Treasury         $ 49.6  4.02%  $  125.2  5.05%  $  -    -   %  $  -    -   %  $  174.8    4.76%  $  169.4    1.3     1.3

   U.S. Gov. agencies
     and corporations:
      Mortgage-backed      89.5  6.80      654.7  6.67    241.0  6.23     50.2  4.78    1,035.4    6.49      983.1    4.1     2.8
      Other                 1.5  3.76       93.2  4.40      -    -         -    -          94.7    4.39       89.6    2.9      .3
   Obligations of state
     and political
     subdivisions*           .9  6.03        5.9  6.26      7.0  5.38      7.7  4.55       21.5    5.35       20.1    8.0     8.0
   Other debt
     securities:
    Mortgage-backed         9.8  6.60      122.2  6.37     24.2  5.94      -    -         156.2    6.32      145.6    3.9     3.9
    Other                   -    -           2.7  6.89      -    -         -    -           2.7    6.90        2.7    4.0     4.0
- ------------------------------------------------------------------------------------------------------------------------------------
   Total debt
     securities held to
     maturity            $151.3  5.84%  $1,003.9  6.22%  $272.2  6.19%  $ 57.9  4.75%  $1,485.3**  6.12%  $1,410.5    3.8     2.7
====================================================================================================================================
SECURITIES AVAILABLE
FOR SALE:
   U.S. Treasury         $301.3  6.29%  $   25.3  7.22%  $  -    -   %  $  -    -   %  $  326.6    6.36%  $  325.9     .6      .6
   U.S. Gov. agencies
     and corporations -
     mortgage backed        1.9  4.33       81.1  6.67    120.5  6.50   $123.3  7.09      326.8    6.75      306.3    9.4     2.2
   Obligations of state
     and political
     subdivisions*          2.2  4.98        -    -         -    -         -    -           2.2    4.98        2.2     .1      .1
- ------------------------------------------------------------------------------------------------------------------------------------
   Total debt
     securities
     available for sale  $305.4  6.27%  $  106.4  6.80%  $120.5  6.50%  $123.3  7.09%  $  655.6    6.55%  $  634.4    5.0     1.4
====================================================================================               ====               ==============
   Total equity
     securities                                                                            30.3               30.3
                                                                                        --------           -------
   Total securities
     available for sale                                                                $  685.9           $  664.7**
                                                                                        =======            =======
TOTAL SECURITIES:
   Total debt
     securities          $456.7  6.13%  $1,110.3  6.28%  $392.7  6.29%  $181.2  6.34%  $2,140.9    6.25%  $2,044.9    4.2     2.3
====================================================================================               ====               ==============
   Total equity
     securities                                                                            30.3               30.3
                                                                                        -------            -------
   Total securities                                                                    $2,171.2           $2,075.2
====================================================================================================================================

* Yields presented on a taxable equivalent basis, based on the statutory Federal income tax rate, adjusted for applicable state income taxes net of the related Federal tax benefit.
** Securities held to maturity were reported on the balance sheet at amortized cost and securities available for sale were reported on the balance sheet at market value for a combined total of $2,150.0 million.



TABLE 6:  MATURITIES OF LOANS, EXCLUSIVE OF CONSUMER LOANS

====================================================================================================================================
                                                                                           Maturity at December 31, 1994
                                                                              ------------------------------------------------------
                                                                                Within         1-5            After
(in millions)                                                                   1 Year         Years         5 Years         Total
- ------------------------------------------------------------------------------------------------------------------------------------
Commercial loans                                                               $1,110.8      $  932.2         $237.7       $2,280.7
Real estate--construction loans                                                    71.1          39.5           16.6          127.2
Real estate--commercial mortgages
   and other                                                                       67.0         143.3           72.5          282.8
- ------------------------------------------------------------------------------------------------------------------------------------
    Total                                                                      $1,248.9      $1,115.0         $326.8       $2,690.7
====================================================================================================================================
For maturities over one year:
   Loans with floating interest rates                                                        $  277.9         $165.6       $  443.5
   Loans with fixed interest rates                                                              837.1          161.2          998.3
- ------------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                    $1,115.0         $326.8       $1,441.8
====================================================================================================================================

TABLE 7:  ALLOWANCE FOR POSSIBLE LOAN LOSSES

===============================================================================================================================
(in thousands)                                                         1994        1993         1992        1991        1990
- -------------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses, January 1                        $134,124    $181,108     $181,031    $190,000    $116,658
      Loans charged off:
        Commercial                                                      3,901      10,094       28,047      36,610      71,159
        Consumer--amortizing mortgages                                    386       1,365        3,268       2,513       2,317
        Consumer--other                                                10,593      13,232       16,870      15,394      19,472
        Real estate--construction                                          -          594        2,462      15,123       9,155
        Real estate--commercial mortgages and other                       444       1,332        3,265       6,069      30,897
- -------------------------------------------------------------------------------------------------------------------------------
          Total charge-offs                                            15,324      26,617       53,912      75,709     133,000
- -------------------------------------------------------------------------------------------------------------------------------
      Recoveries of loans previously charged off:
        Commercial                                                      7,776      10,432        7,860       9,742       8,355
        Consumer--amortizing mortgages                                    694       1,462          451         131         130
        Consumer--other                                                 8,610       7,606        6,782       3,934       3,233
        Real estate--construction                                         143         128          198         432         160
        Real estate--commercial mortgages and other                       802         709          198         931       2,140
- -------------------------------------------------------------------------------------------------------------------------------
          Total recoveries                                             18,025      20,337       15,489      15,170      14,018
- -------------------------------------------------------------------------------------------------------------------------------
      Net charge-offs (recoveries)                                     (2,701)      6,280       38,423      60,539     118,982
- -------------------------------------------------------------------------------------------------------------------------------
Change in allowance due to subsidiaries
      purchased (sold)                                                    323       1,296           -           -       (1,353)
Provision charged (credited) to operating
      expenses                                                        (10,000)    (42,000)      38,500      51,570     193,677
- -------------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                                 $127,148    $134,124     $181,108    $181,031    $190,000
===============================================================================================================================

Allocation of allowance for possible loan
      losses, end of year:
        Commercial                                                   $ 38,571    $ 35,174     $ 73,801    $ 87,309    $ 89,797
        Consumer loans                                                 20,380      31,716       43,200      37,869      39,917
        Real estate                                                    10,356      14,832       21,735      28,386      43,786
        Unallocated/general                                            57,841      52,402       42,372      27,467      16,500
- -------------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                                 $127,148    $134,124     $181,108    $181,031    $190,000
===============================================================================================================================
Net charge-offs (recoveries) as a percent of average
      loans, net                                                         (.06)%       .16%        1.04%       1.53%       2.67%
Allowance to net loans (end of year)                                     2.61        3.09         4.90        4.75        4.50
===============================================================================================================================
Percent of total year-end loans:
      Commercial                                                         46.9%       44.9%        46.9%       46.7%       47.6%
      Consumer--amortizing mortgages                                     23.3        23.4         17.3        13.6        12.4
      Consumer--other                                                    21.4        22.3         24.1        25.2        24.5
      Real estate--construction                                           2.6         2.4          3.0         4.8         6.6
      Real estate--commercial mortgages and other                         5.8         7.0          8.7         9.7         8.9
- -------------------------------------------------------------------------------------------------------------------------------
                                                                        100.0%      100.0%       100.0%      100.0%      100.0%
===============================================================================================================================


TABLE 8:  NONPERFORMING ASSET ACTIVITY
===============================================================================================================================
                                                                                      Year Ended December 31
                                                                     ----------------------------------------------------------
(in thousands)                                                         1994        1993         1992        1991        1990
- -------------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                   $ 40,547    $ 88,995     $142,154    $209,691    $115,061
      Transfers in and new foreclosed properties                       14,884      40,857       79,204     131,814     258,768
      Payments received                                               (15,592)    (58,107)     (59,136)    (80,686)    (54,580)
      Sales of foreclosed properties                                   (9,313)    (14,972)     (27,711)    (40,535)    (24,652)
      Charge-offs and write-downs                                      (2,259)     (9,582)     (37,600)    (59,688)    (78,680)
      Return to earning status                                         (7,150)     (6,644)      (7,916)    (18,442)     (6,226)
- -------------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                                 $ 21,117    $ 40,547     $ 88,995    $142,154    $209,691
===============================================================================================================================
Non-accrual loans                                                    $ 11,510    $ 21,666     $ 59,894    $ 87,283    $160,605
Restructured loans                                                         -           -           455       2,205          -
- -------------------------------------------------------------------------------------------------------------------------------
      Total nonperforming loans                                        11,510      21,666       60,349      89,488     160,605
Foreclosed properties                                                   9,607      18,881       28,646      52,666      49,086
- -------------------------------------------------------------------------------------------------------------------------------
      Total nonperforming assets                                     $ 21,117    $ 40,547     $ 88,995    $142,154    $209,691
===============================================================================================================================
Nonperforming assets to total loans plus
      foreclosed properties                                               .43%        .93%        2.39%       3.68%       4.91%
===============================================================================================================================
90 days or more past due (not included in
      non-accrual category)                                          $  4,530    $  4,764     $  7,434    $ 12,287    $ 13,495
===============================================================================================================================

TABLE 9:  CERTIFICATES OF DEPOSIT $100,000 AND OVER

===============================================================================================================================
                                                                                                       Maturity at December 31
                                                                                                       ------------------------
 (IN THOUSANDS)                                                                                          1994            1993
- -------------------------------------------------------------------------------------------------------------------------------
 3 months or less                                                                                      $145,290        $139,532
 Over 3 through 6 months                                                                                 75,693          74,784
 Over 6 through 12 months                                                                                71,995          40,691
 Over 12 months                                                                                          62,243          41,278
- -------------------------------------------------------------------------------------------------------------------------------
       TOTAL                                                                                           $355,221        $296,285
===============================================================================================================================



TABLE 10:  RISK-BASED CAPITAL AND RELATED RATIOS

===============================================================================================================================
                                            "Well Capitalized"                                          First American National
                                                  Minimum                    Corporation                          Bank
                                                                             -----------                -----------------------
December 31 (in thousands)                   Regulatory Ratio           1994            1993              1994           1993
- -------------------------------------------------------------------------------------------------------------------------------
CAPITAL COMPONENTS
  Tier I capital:
    Realized shareholders' common
    equity                                                           $  630,052     $  559,660        $  568,184     $  515,528
    Less disallowed intangibles                                         (19,594)       (18,965)          (18,674)       (18,121)
- -------------------------------------------------------------------------------------------------------------------------------
      Total Tier I capital                                              610,458        540,695           549,510        497,407
- -------------------------------------------------------------------------------------------------------------------------------
  Tier II capital:
    Allowable allowance for possible
      loan losses                                                        73,178         62,932            71,524         61,362
    Unsecured holding company debt                                       49,735         49,703                -              -
- -------------------------------------------------------------------------------------------------------------------------------
      Total Tier II capital                                             122,913        112,635            71,524         61,362
- -------------------------------------------------------------------------------------------------------------------------------
      Total capital                                                  $  733,371     $  653,330        $  621,034     $  558,769
===============================================================================================================================
  Risk-adjusted assets                                               $5,800,290     $4,963,377        $5,667,535     $4,837,499
  Quarterly average assets                                            7,430,864      7,123,221         7,212,040      6,861,491
===============================================================================================================================
CAPITAL RATIOS *
    Tier I risk-based capital ratio                6.00%                  10.52%         10.89%             9.70%         10.28%
    Total risk-based capital ratio                10.00                   12.64          13.16             10.96          11.55
    Tier I leverage ratio                          5.00                    8.22           7.59              7.62           7.25
===============================================================================================================================

* Risk-based capital ratios were computed using realized equity (total shareholders' equity exclusive of net unrealized gains (losses) on securities available for sale, net of tax) and exclude the 7 5/8% debentures redeemed January 31, 1994.

TABLE 11:  QUARTERLY FINANCIAL DATA

===============================================================================================================================
                                                                                       Three Months Ended
                                                                 --------------------------------------------------------------
(in thousands except per share amounts)                            December 31      September 30       June 30       March 31
- -------------------------------------------------------------------------------------------------------------------------------
1994
Net interest income                                                 $ 71,659          $ 69,378        $ 69,439       $ 69,150
Net interest income, taxable equivalent basis*                        72,527            70,215          70,318         70,013
Provision for loan losses                                            (10,000)               -               -              -
Non-interest income                                                   13,596            23,534          24,091         23,635
Non-interest expense                                                  57,509            57,208          57,953         56,945
Net income                                                            24,044            22,688          22,060         21,940
- -------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
   Net income                                                       $    .92          $    .87        $    .85       $    .84
   Cash dividends paid                                                   .25               .21             .21            .21
   Common stock price
     High                                                              33.13             35.00           34.75          32.00
     Low                                                               26.13             31.00           28.75          29.13
     Last trade                                                        26.88             33.00           32.75          29.75
- -------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS:
   Return on average assets                                             1.28%             1.24%           1.23%          1.25%
   Return on average common equity                                     15.37             14.90           15.09          15.55
   Net interest margin                                                  4.23              4.21            4.29           4.38
===============================================================================================================================
1993
Net interest income                                                 $ 69,552          $ 66,409        $ 66,665       $ 64,813
Net interest income, taxable equivalent basis*                        70,791            67,252          67,632         65,806
Provision for loan losses                                            (24,000)          (10,000)        (10,000)         2,000
Non-interest income                                                   22,549            23,065          21,589         18,614
Non-interest expense                                                  68,265            56,957          56,955         53,786
Income before cumulative effect of changes in
   accounting principles                                              30,723            27,724          26,030         17,420
Net income                                                            29,423            27,724          26,030         18,636
- -------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
   Income before cumulative effect of changes in accounting
     principles                                                     $   1.18          $   1.07        $   1.01       $    .67
   Net income                                                           1.13              1.07            1.01            .72
   Cash dividends paid                                                   .15               .15             .15            .10
   Common stock price
     High                                                              34.13             34.50           33.75          30.25
     Low                                                               28.13             28.25           27.00          25.25
     Last trade                                                        32.00             33.75           29.38          29.50
- -------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS:
   Return on average assets                                             1.64%             1.64%           1.55%          1.07%
   Return on average common equity                                     21.37             21.08           20.96          14.67
   Net interest margin                                                  4.32              4.37            4.44           4.45
===============================================================================================================================

* Adjusted to a taxable equivalent basis based on the statutory Federal income tax rates, adjusted for applicable state income taxes net of the related Federal tax benefit.

TABLE 12:  CONSOLIDATED YEAR-END BALANCE SHEETS

===============================================================================================================================
                                                                                          December 31
                                                                ---------------------------------------------------------------
 (in thousands)                                                    1994         1993         1992          1991         1990
- -------------------------------------------------------------------------------------------------------------------------------
 ASSETS
    Cash and due from banks                                     $  498,273   $  500,119   $  672,747    $  527,548   $  514,082
    Securities:
      U.S. Treasury and other U.S. Government
        agencies and corporations                                1,937,274    1,995,712    1,936,068     1,562,805    1,232,793
      Obligations of states and political
        subdivisions                                                21,482       21,326        9,304         8,234      105,670
      Other                                                        191,303       33,781       42,572        90,764      170,332
- -------------------------------------------------------------------------------------------------------------------------------
        Total securities                                         2,150,059    2,050,819    1,987,944     1,661,803    1,508,795
- -------------------------------------------------------------------------------------------------------------------------------
    Federal funds sold and securities
      purchased under agreements to resell                          26,634      144,785       95,450       160,018       71,820
    Loans:
      Commercial
        Commercial and industrial                                1,725,933    1,440,707    1,280,016     1,342,874    1,622,421
        For purchasing or carrying securities                       32,921       41,098       43,128        63,600       49,606
        Financial institutions                                      77,113       98,462       92,353        92,023       69,001
        Other domestic loans                                       444,112      373,716      326,622       293,818      292,243
        International                                                  623           -           170           563        1,017
- -------------------------------------------------------------------------------------------------------------------------------
         Total commercial loans                                  2,280,702    1,953,983    1,742,289     1,792,878    2,034,288
- -------------------------------------------------------------------------------------------------------------------------------
      Consumer
        Amortizing mortgages                                     1,136,768    1,015,852      641,953       522,952      531,555
        Installment                                                857,196      788,281      701,679       702,094      729,455
        Single payment                                              17,185       21,747       30,711        95,818      134,826
        Open end                                                   168,307      159,901      163,437       169,566      183,038
- -------------------------------------------------------------------------------------------------------------------------------
         Total consumer loans                                    2,179,456    1,985,781    1,537,780     1,490,430    1,578,874
- -------------------------------------------------------------------------------------------------------------------------------
       Real estate
        Construction                                               127,228      106,624      110,452       183,583      284,159
        Commercial mortgages and other                             282,856      302,772      325,475       374,755      381,864
- -------------------------------------------------------------------------------------------------------------------------------
         Total real estate loans                                   410,084      409,396      435,927       558,338      666,023
- -------------------------------------------------------------------------------------------------------------------------------
         Total loans                                             4,870,242    4,349,160    3,715,996     3,841,646    4,279,185
      Unearned discount and net deferred loan fees                   6,932        9,072       16,695        34,389       53,331
- -------------------------------------------------------------------------------------------------------------------------------
        Loans, net of unearned discount and net
         deferred loan fees                                      4,863,310    4,340,088    3,699,301     3,807,257    4,225,854
      Allowance for possible loan losses                           127,148      134,124      181,108       181,031      190,000
- -------------------------------------------------------------------------------------------------------------------------------
        Total net loans                                          4,736,162    4,205,964    3,518,193     3,626,226    4,035,854
- -------------------------------------------------------------------------------------------------------------------------------
    Premises and equipment                                         104,244      102,596      101,324       108,259      119,327
    Foreclosed properties                                            9,607       18,881       28,646        52,666       49,086
    Other assets                                                   232,202      165,158      312,016       240,447      181,298
- -------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                            $7,757,181   $7,188,322   $6,716,320    $6,376,967   $6,480,262
===============================================================================================================================
 LIABILITIES
    Deposits:
      Demand (non-interest-bearing)                             $1,243,863   $1,232,951   $1,126,615    $1,033,068   $1,015,748
      Time                                                       4,556,898    4,425,632    4,360,623     4,282,240    4,526,129
      Foreign                                                       60,300       31,975       34,601        16,757       14,149
- -------------------------------------------------------------------------------------------------------------------------------
        TOTAL DEPOSITS                                           5,861,061    5,690,558    5,521,839     5,332,065    5,556,026
- -------------------------------------------------------------------------------------------------------------------------------
    Federal funds purchased and securities sold
      under agreements to repurchase                               855,618      664,826      588,950       496,691      440,475
    Other short-term borrowings                                     74,222       91,937       19,629        24,087       22,411
    Long-term debt                                                 252,067       65,945       16,896        17,321       17,632
    Other liabilities                                               97,517       93,347      100,685       121,493       75,709
- -------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                          7,140,485    6,606,613    6,247,999     5,991,657    6,112,253
- -------------------------------------------------------------------------------------------------------------------------------
 SHAREHOLDERS' EQUITY
    Common stock                                                   130,724      129,941      128,931       116,976      116,557
    Capital surplus                                                119,549      117,015      114,350        79,907       79,309
    Retained earnings                                              381,408      313,644      226,113       189,080      172,143
    Deferred compensation on restricted stock                       (1,629)        (940)      (1,073)         (653)          -
    Net unrealized gains (losses) on securities
      available for sale, net of tax                               (13,356)      22,049           -             -            -
- -------------------------------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                    616,696     581,709      468,321       385,310      368,009
- -------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                                  $7,757,181   $7,188,322   $6,716,320    $6,376,967   $6,480,262
===============================================================================================================================

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedule listed in Item 14(a)(1) and (2) are included in this Report beginning on Page 65 and are incorporated in this
Item 8 by reference. The table "Quarterly Financial Data" on page 53 hereof, "Consolidated Year-End Balance Sheets" on page 54 hereof, and "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" on pages 47-48 hereof are incorporated in this Item 8 by reference.

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

Officer                           Age      Business Experience - Past 5 years
- -------                           ---      ----------------------------------
James C. Armistead, Jr.           47       Since June 1992, Mr. Armistead has served as Executive Vice President-Middle
                                           Market/Corporate Banking of FANB. From August 1991 until June 1992 he served as a Senior Vice President of FANB.  From 1984 until April 1991 he served as
                                           Senior Executive Vice President and head of the banking division of
                                           Metropolitan Federal Savings and Loan Association in Nashville, which in 1991 changed its name to Metropolitan Federal Bank, F.S.B. ("Metropolitan"). In
                                           April 1991, Metropolitan was declared insolvent by the Office of Thrift
                                           Supervision ("OTS") and placed in receivership with the Resolution Trust
                                           Corporation appointed as receiver. The assets of Metropolitan were transferred to Metropolitan Federal Savings and Loan Association, F.A., a new thrift institution created by the OTS. From April 1991 until August 1991 Mr.
                                           Armistead was an officer of Metropolitan Federal Savings and Loan Association,
                                           F.A.

Dennis C. Bottorff                50       Mr. Bottorff serves as Chairman, President and Chief Executive Officer of the
                                           Corporation and as Chief Executive Officer of FANB. From November 1991 until
                                           January, 1994, Mr. Bottorff also served as President of FANB. From September
                                           1990 until November 1991, he was President and Chief Operating Officer of
                                           C&S/Sovran Corporation.

John W. Boyle, Jr.                54       Mr. Boyle is President, Corporate Bank of FANB and has served in such capacity since January 1992.  From 1990 to January 1992, he was group executive vice president of C&S/Sovran Corporation, U.S. Banking Group.

R. Booth Chapman                  54       Since September 1991 Mr. Chapman has served as Executive Vice President -
                                           Independent Loan Review of FANB.  From December 1990 to September 1991, he was
                                           Senior Vice President, Corporate Special Assets, for C&S/Sovran Corporation.

Emery F. Hill                     51       Mr. Hill is Executive Vice President - Operations and Technology of FANB and
                                           has served in this position since March 1992. He served as Group Executive
                                           Officer of Information Management with C&S/Sovran Corporation from 1990 to
                                           September 1991 and with NationsBank from September 1991 until March 1992.

Rufus B. King                     49       Mr. King is Executive Vice President and Chief Credit Officer of FANB and has
                                           served in such position since July 1989.

John W. Logan                     52       Mr. Logan is Executive Vice President -  Investments of the Corporation and
                                           FANB.  From August 1987 until 1991 Mr. Logan was Executive Vice President of
                                           First American Corporation.

Robert A. McCabe, Jr.             44       Mr. McCabe is President - First American Enterprises and Vice Chairman of the
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

                                           McCabe served as President and Chief Operating Officer of FANB - Knoxville,
                                           Tennessee.

Robert E. McNeilly, Jr.           62       Mr. McNeilly is President of FATC, and has served in this position since
                                           January 1992. From 1986 through 1991 he served as Chairman of the Board of
                                           Directors of FANB-Nashville.

Dale W. Polley                    45       Mr. Polley serves as Vice Chairman of the Board of Directors of the
                                           Corporation and FANB and also serves as President of FANB.  From November 1992 through 1994, he also served as Principal Financial Officer of the Corporation and FANB. From December 1991 until January 1994, he served as Vice Chairman and Chief Administrative Officer of the Corporation and FANB and since
                                           November 1992, also served as Principal Financial Officer of the Corporation and FANB.  From 1990 until December 1991, he was group executive vice president and treasurer of C&S/Sovran Corporation.

Martin E. Simmons                 55       Mr. Simmons is Executive Vice President - Administration, Secretary and
                                           General Counsel of the Corporation and FANB.  He also serves as Principal
                                           Financial Officer of the Corporation and FANB.  From August 1992 until January
                                           1994, he served as Executive Vice President, Secretary and General Counsel of
                                           the Corporation and FANB. From 1973 to August 1992, Mr. Simmons was a partner with the Nashville law firm of Dearborn & Ewing and served as Chairman of the firm's management committee from 1988 through 1991 and during previous periods.

John W. Smithwick                 51       Mr. Smithwick is Executive Vice President - Human Resources of FANB and has
                                           served in such capacity since 1986.

Terry S. Spencer                  38       Mr. Spencer serves as Executive Vice President and Treasurer of the
                                           Corporation and as Executive Vice President of FANB.  From September 1993
                                           until March 1995, he served as Executive Vice President -Development of FANB.
                                           From December 1991 until September 1993, he served as Senior Vice President-
                                           Director of Strategic Planning of FANB. From 1989 until December 1991 he served as Senior Vice President - Manager of Strategic Planning of Sovran
                                           Financial Corporation.

M. Terry Turner                   40       Mr. Turner serves as President - General Bank of FANB and has served in this position since January, 1994. He served as Executive Vice President Business and Professional Banking of FANB from January 1991 until January 1994.  From
                                           June 1990 until January 1991, he was City President of FANB in Nashville.

Marvin J. Vannatta, Jr.           51       Mr. Vannatta serves as Executive Vice President and Principal Accounting
                                           Officer of the Corporation and FANB and as Cashier of FANB.  From April 1994
                                           until March 1995, he served as Senior Vice President, Principal Accounting
                                           Officer and Treasurer of the Corporation.  From January 1994 until March 1995,
                                           Mr. Vannatta served as Senior Vice President and as the Cashier of FANB.  From
                                           1981 until January, 1994 he served in various capacities, including Senior
                                           Vice President, Controller and  Cashier of FANB.

         The additional information required by Item 405 of Regulation S-K is contained in the Corporation's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement (the "1995 Proxy Statement") filed with the Securities and Exchange Commission within 120 days of the Corporation's year-end pursuant to Regulation 14A. Such information appears in the sections entitled "Election of Directors" and "Reports of Beneficial Ownership" in the 1995 Proxy Statement and is incorporated herein by reference.

ITEM 11:         EXECUTIVE COMPENSATION

         This information appears in the sections entitled "Executive Compensation", "Human Resources Committee Interlocks and Insider
Participation", "Compensation of Directors" and "Retirement Plans" in the 1995 Proxy Statement, and is incorporated herein by reference.

ITEM 12:         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information appears in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1995 Proxy Statement, and is incorporated herein by reference.

ITEM 13:         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information appears in the sections entitled "Certain Transactions" and "Human Resources Committee Interlocks and Insider Participation" in the 1995 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14:         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

(a)      The following documents are filed as part of this Report:

         1.      Financial Statements

                          The Report of KPMG Peat Marwick LLP, Independent Certified Public Accountants

                          Consolidated Income Statements of First American Corporation and Subsidiaries for the three years ended December 31, 1994, 1993, and 1992

                          Consolidated Balance Sheets of First American Corporation and Subsidiaries at December 31, 1994 and 1993

                          Consolidated Statements of Changes in Shareholders' Equity of First American Corporation and Subsidiaries for the three years ended December 31, 1994, 1993, and 1992

                          Consolidated Statements of Cash Flows of First American Corporation and Subsidiaries for the three years ended December 31, 1994, 1993, and 1992

                          Notes to Consolidated Financial Statements

         2.      Financial Statement Schedules

                 All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

                 The following reports and consents are submitted herewith:

                                  Accountants' Consent by
                                  KPMG Peat Marwick LLP -- Exhibit 23

         3.      Exhibits

                 Exhibit
                 Number           Description
                 -------          -----------


                 2 Agreement and Plan of Merger dated February 21, 1995 by and between First American Corporation and Heritage Bancshares, Inc. (previously filed as
                          Exhibit 2 to Current Report on Form 8-K filed February 23, 1995 and incorporated herein by reference).

                 3.1 Restated Charter (previously filed as Exhibit 1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

                 3.2 By-Laws of the Corporation currently in effect as amended April 21, 1994 included on page 102 hereof.

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

                 10.3(f) First American Corporation Directors' Deferred Compensation Plan (previously filed as Exhibit 19.1 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

                 10.3(g) First American Corporation Supplemental Executive Retirement Program dated as of January 1, 1989 (previously filed as Exhibit 19.2 to the Corporation's Annual

                          Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

                 10.3(h) Form of Deferred Compensation Agreement approved by the Human Resources Committee of the Board of Directors of the Corporation on December 16, 1993 (previously filed as Exhibit 10.3(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference) and entered into by the Corporation and John Boyle and Dennis Bottorff, as amended and restated and included on page 125 hereof.

                 10.3(i) Restated and Amended First American Corporation First Incentive Reward Savings Thrift Plan (previously filed as Exhibit 4 to Registration Statement No. 33-57385 filed January 20, 1995 and incorporated herein by reference).

                 11 Calculation of earnings per share is included in note 1 to the consolidated financial statements contained herein on page 73 and incorporated herein by reference.

                 13 First American Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1994. Such report, except for the portions included herein, is furnished for the information of the Securities and Exchange Commission and is not "filed" as part of this Report.

                 21       List of Subsidiaries included on page 130 hereof.

                 23 Consent of KPMG Peat Marwick LLP, independent accountants included on page 131 hereof.

                 27       Financial Data Schedule included herewith.

         Upon written or oral request, a copy of the above exhibits will be furnished at cost.

(b)      No reports on Form 8-K were filed during the last quarter of 1994.

                  FIRST AMERICAN CORPORATION AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                               SUPPLEMENTAL DATA

                                                                                                                     Page
                                                                                                                     ----
Independent Auditors' Report                                                                                           64

Financial Statements:

                 Consolidated Income Statements of First American Corporation and Subsidiaries for the
                 three years ended December 31, 1994, 1993, and 1992                                                   65

                 Consolidated Balance Sheets of First American Corporation and Subsidiaries at December
                 31, 1994 and 1993                                                                                     66

                 Consolidated Statements of Changes in Shareholders' Equity of First American
                 Corporation and Subsidiaries for the three years ended December 31, 1994, 1993, and
                 1992                                                                                                  67

                 Consolidated Statements of Cash Flows of First American Corporation and Subsidiaries
                 for the three years ended December 1994, 1993, and 1992                                               68

                 Notes to Consolidated Financial Statements                                                            69

Supplemental Data:

                 Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and
                 Yields/Rates for the five years ended December 31, 1994, 1993, 1992, 1991 and 1990                    47

                 Consolidated Year-End Balance Sheets of First American Corporation and Subsidiaries at
                 December 31, 1994, 1993, 1992, 1991 and 1990                                                          54

INDEPENDENT AUDITORS' REPORT.


The Board of Directors and Shareholders
First American Corporation:

         We have audited the accompanying consolidated balance sheets of First American Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First American Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

         As discussed in note 13 to the consolidated financial statements, the Corporation adopted in 1993 the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 109, Accounting for Income Taxes; No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions; No. 112, Employers' Accounting for Postemployment Benefits; and No. 115, Accounting for Certain Investments in Debt and Equity Securities.




                                         /s/ KPMG Peat Marwick LLP
                                         -------------------------
                                         KPMG Peat Marwick LLP

Nashville, Tennessee
January 20, 1995

- ---------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED INCOME STATEMENTS
 First American Corporation and Subsidiaries
- ---------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31
                                                                        ---------------------------------------------
 (dollars in thousands except per share amounts)                           1994             1993             1992
- ---------------------------------------------------------------------------------------------------------------------
 INTEREST INCOME
          Interest and fees on loans                                    $348,665         $291,930         $295,791
          Interest and dividends on securities                           119,355          137,134          132,984
          Interest on Federal funds sold and securities purchased
                  under agreements to resell                               2,946            4,602            9,105
          Interest on time deposits with other banks and other
                  interest                                                 1,087            1,600            6,666
- ---------------------------------------------------------------------------------------------------------------------
                  Total interest income                                  472,053          435,266          444,546
- ---------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE
          Interest on deposits:
                  NOW accounts                                            15,613           14,488           16,006
                  Money market accounts                                   57,169           46,720           47,622
                  Regular savings                                          9,695           10,150           11,330
                  Certificates of deposit under $100,000                  43,620           44,960           60,088
                  Certificates of deposit $100,000 and over               15,320           13,095           17,519
                  Other time and foreign                                  16,147           17,460           21,898
- ---------------------------------------------------------------------------------------------------------------------
                  Total interest on deposits                             157,564          146,873          174,463
- ---------------------------------------------------------------------------------------------------------------------
          Interest on short-term borrowings                               28,529           17,100           17,083
          Interest on long-term debt (note 8)                              6,334            3,854            1,312
- ---------------------------------------------------------------------------------------------------------------------
                  Total interest expense                                 192,427          167,827          192,858
- ---------------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME                                                     279,626          267,439          251,688
 PROVISION FOR LOAN LOSSES (NOTE 4)                                      (10,000)         (42,000)          38,500
- ---------------------------------------------------------------------------------------------------------------------
                  Net interest income after provision for loan losses    289,626          309,439          213,188
- ---------------------------------------------------------------------------------------------------------------------
 NON-INTEREST INCOME
          Service charges on deposit accounts                             42,145           39,169           36,871
          Commissions and fees on fiduciary activities                    16,080           15,250           14,650
          Investment services income                                       6,733            7,667            1,569
          Merchant discount fees                                           2,736            2,199            2,088
          Trading account revenue                                          2,201            2,493            2,435
          Net loss on sales of securities available for
                  sale (note 3)                                           (9,997)          (2,028)          (2,974)
          Other income                                                    24,958           21,067           20,052
- ---------------------------------------------------------------------------------------------------------------------
                  Total non-interest income                               84,856           85,817           74,691
- ---------------------------------------------------------------------------------------------------------------------
 NON-INTEREST EXPENSE
          Salaries and employee benefits                                 130,078          117,347          109,245
          Net occupancy expense (note 5)                                  20,686           22,043           20,930
          Equipment expense                                               14,858           14,436           12,513
          FDIC insurance expense                                          12,543           12,946           11,863
          Systems and processing expense (note 5)                          9,247           14,388           13,878
          Contribution to First American Foundation (note 11)              -               10,000            -
          Communication expense                                            8,310            7,137            7,243
          Marketing expense                                                7,979            6,519            4,636
          Supplies expense                                                 5,404            4,524            5,285
          Foreclosed properties expense (income), net                     (5,737)          (2,481)          10,653
          Other expenses                                                  26,247           29,104           32,180
- ---------------------------------------------------------------------------------------------------------------------
                  Total non-interest expense                             229,615          235,963          228,426
- ---------------------------------------------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
          CHANGES IN ACCOUNTING PRINCIPLES                               144,867          159,293           59,453
 Income tax expense (note 12)                                             54,135           57,396           17,481
- ---------------------------------------------------------------------------------------------------------------------
 INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
          PRINCIPLES                                                      90,732          101,897           41,972
 Cumulative effect of changes in accounting principles,
          net of tax (note 13)                                             -                  (84)           -
- ---------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                             $ 90,732         $101,813         $ 41,972
=====================================================================================================================
 PER COMMON SHARE:
          Income before cumulative effect of changes in
                  accounting principles and net income                  $   3.48         $   3.93         $   1.74
          Dividends declared                                                 .88              .55              .20
=====================================================================================================================
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               26,093           25,913           24,082
=====================================================================================================================

 See accompanying notes to consolidated financial statements.

- ---------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED BALANCE SHEETS
 First American Corporation and Subsidiaries
- ---------------------------------------------------------------------------------------------------------------------
                                                                                               December 31
                                                                                     --------------------------------
 (dollars in thousands)                                                                  1994               1993
- ---------------------------------------------------------------------------------------------------------------------
 ASSETS
          Cash and due from banks (note 2)                                           $  498,273         $  500,119
          Time deposits with other banks                                                  3,855              2,195
          Securities (note 3):
                  Held to maturity (market value $1,410,504 and $670,764,
                    respectively)                                                     1,485,311            657,835
                  Available for sale (amortized cost $685,880 and $1,356,896,
                    respectively)                                                       664,748          1,392,984
- ---------------------------------------------------------------------------------------------------------------------
                           Total securities                                           2,150,059          2,050,819
- ---------------------------------------------------------------------------------------------------------------------
          Federal funds sold and securities purchased under agreements to
          resell                                                                         26,634            144,785
          Trading account securities                                                      8,617             12,263
          Loans (note 4):
                  Commercial                                                          2,280,702          1,953,983
                  Consumer--amortizing mortgages                                      1,136,768          1,015,852
                  Consumer--other                                                     1,042,688            969,929
                  Real estate--construction                                             127,228            106,624
                  Real estate--commercial mortgages and other                           282,856            302,772
- ---------------------------------------------------------------------------------------------------------------------
                           Total loans                                                4,870,242          4,349,160
                  Unearned discount and net deferred loan fees                            6,932              9,072
- ---------------------------------------------------------------------------------------------------------------------
                           Loans, net of unearned discount and net deferred loan
                             fees                                                     4,863,310          4,340,088
                  Allowance for possible loan losses                                    127,148            134,124
- ---------------------------------------------------------------------------------------------------------------------
                           Total net loans                                            4,736,162          4,205,964
- ---------------------------------------------------------------------------------------------------------------------
          Premises and equipment, net (note 5)                                          104,244            102,596
          Foreclosed properties                                                           9,607             18,881
          Other assets (notes 6 and 12)                                                 219,730            150,700
- ---------------------------------------------------------------------------------------------------------------------
                           TOTAL ASSETS                                              $7,757,181         $7,188,322
=====================================================================================================================

 LIABILITIES
          Deposits:
                  Demand (non-interest-bearing)                                      $1,243,863         $1,232,951
                  NOW accounts                                                          789,137            797,343
                  Money market accounts                                               1,590,164          1,442,316
                  Regular savings                                                       392,089            424,492
                  Certificates of deposit under $100,000                              1,122,848          1,137,965
                  Certificates of deposit $100,000 and over                             355,221            296,285
                  Other time                                                            307,439            327,231
                  Foreign                                                                60,300             31,975
- ---------------------------------------------------------------------------------------------------------------------
                           Total deposits                                             5,861,061          5,690,558
- ---------------------------------------------------------------------------------------------------------------------
          Short-term borrowings (note 7)                                                929,840            756,763
          Long-term debt (note 8)                                                       252,067             65,945
          Other liabilities (note 9)                                                     97,517             93,347
- ---------------------------------------------------------------------------------------------------------------------
                           TOTAL LIABILITIES                                          7,140,485          6,606,613
- ---------------------------------------------------------------------------------------------------------------------
 Commitments and contingent liabilities (notes 5, 9, 15, and 16)

 SHAREHOLDERS' EQUITY (NOTES 3, 8, 9, 14, AND 16)
          Preferred stock, without par value; authorized 2,500,000 shares                 -                  -
          Common stock, $5 par value; authorized 50,000,000 shares; issued:
                  26,144,846 shares at December 31, 1994; 25,988,201 shares at
                  December 31, 1993                                                     130,724            129,941
          Capital surplus                                                               119,549            117,015
          Retained earnings                                                             381,408            313,644
          Deferred compensation on restricted stock                                      (1,629)              (940)
- ---------------------------------------------------------------------------------------------------------------------
                  Realized shareholders' equity                                         630,052            559,660
          Net unrealized gains (losses) on securities available for sale, net
            of tax (note 3)                                                             (13,356)            22,049
- ---------------------------------------------------------------------------------------------------------------------
                           TOTAL SHAREHOLDERS' EQUITY                                   616,696            581,709
- ---------------------------------------------------------------------------------------------------------------------
                           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $7,757,181         $7,188,322
=====================================================================================================================

 See accompanying notes to consolidated financial statements.

- ------------------------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 First American Corporation and Subsidiaries
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Net Unrealized
                                                                                            Deferred     Gains (Losses)
                                                                                          Compensation   on Securities
                                                       Common     Capital    Retained    on Restricted     Available
 (dollars in thousands except per share amounts)       Stock      Surplus    Earnings        Stock          for Sale        Total
- ------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1991                           $116,976   $ 79,907    $189,080       $  (653)       $   -           $385,310
 Issuance of 2,012,500 common shares in
          connection with public stock offering
          (note 14)                                     10,063     30,738       -             -                -             40,801
 Issuance of 342,945 common shares in
          connection with Employee Benefit and
          Dividend Reinvestment Plans (note 9)           1,714      3,073       -             -                -              4,787
 Issuance of 35,600 shares of restricted common
          stock (note 9)                                   178        632       -              (810)           -              -
 Amortization of deferred compensation on
          restricted stock (note 9)                      -          -           -               390            -                390
 Net income, 1992                                        -          -          41,972         -                -             41,972
 Cash dividends declared ($.20 per common
          share)                                         -          -          (4,939)        -                -             (4,939)
- ------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1992                            128,931    114,350     226,113        (1,073)           -            468,321
- ------------------------------------------------------------------------------------------------------------------------------------
 Issuance of 191,396 common shares in
          connection with Employee Benefit
          Plan, net of discount on Dividend
          Reinvestment Plan (note 9)                       957      2,424       -             -                -              3,381
 Issuance of 10,600 shares of restricted common
          stock (note 9)                                    53        241       -              (294)           -              -
 Amortization of deferred compensation on
          restricted stock (note 9)                      -          -           -               427            -                427
 Net income, 1993                                        -          -         101,813         -                -            101,813
 Cash dividends declared ($.55 per common
          share)                                         -          -         (14,282)        -                -            (14,282)
 Net unrealized gains on securities available for
          sale, net of tax (note 3)                      -          -           -             -              22,049          22,049
- ------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1993                            129,941    117,015     313,644          (940)         22,049         581,709
- ------------------------------------------------------------------------------------------------------------------------------------
 Issuance of 111,445 common shares in
          connection with Employee Benefit
          Plan, net of discount on Dividend
          Reinvestment Plan (note 9)                       557      1,335       -             -                -              1,892
 Issuance of 45,200 shares of restricted common
          stock (note 9)                                   226      1,199       -            (1,425)           -              -
 Amortization of deferred compensation on
          restricted stock (note 9)                      -          -           -               736            -                736
 Net income, 1994                                        -          -          90,732         -                -             90,732
 Cash dividends declared ($.88 per common
          share)                                         -          -         (22,968)        -                -            (22,968)
 Change in net unrealized gains (losses) on
          securities available for sale, net of
          tax (note 3)                                   -          -           -             -             (35,405)        (35,405)
- ------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1994                           $130,724   $119,549    $381,408       $(1,629)       $(13,356)       $616,696
====================================================================================================================================

 See accompanying notes to consolidated financial statements.

- ---------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 First American Corporation and Subsidiaries
- ---------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31
                                                                              ---------------------------------------
 (in thousands)                                                                   1994            1993         1992
- ---------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                                                                  $    90,732   $   101,813    $  41,972
 Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                              (10,000)      (42,000)      38,500
          Write-downs on foreclosed properties                                        29         1,251       10,255
          Depreciation of premises and equipment                                  14,101        13,831       12,310
          Cumulative effect of changes in accounting principles, net of
          tax                                                                      -                84        -
          Amortization of intangible assets                                        3,396         2,546        2,382
          Other amortization (accretion), net                                       (975)        4,137          546
          Deferred income tax expense (benefit)                                   10,231        11,088       (6,250)
          Net loss on sales of securities available for sale                       9,997         2,028        2,974
          Net (gain) loss on sales or write-downs of premises and
          equipment                                                                 (262)          525        2,319
          Gain on sales of branch offices                                          -             -             (607)
          Change in assets and liabilities, net of effects from
          acquisitions
                  and sales of branch office:
                           (Increase) decrease in accrued interest
                           receivable                                             (6,881)        6,149        6,073
                           Increase (decrease) in accrued interest
                           payable                                                10,616        (3,885)     (13,523)
                           (Increase) decrease in trading account
                           securities                                              3,646        (4,382)       8,675
                           (Increase) decrease in other assets                   (40,462)       40,476      (34,839)
                           Decrease in other liabilities                          (6,729)      (27,993)        (991)
- ----------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                       77,439       105,668       69,796
- ----------------------------------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES
 Net (increase) decrease in time deposits with other banks                        (1,660)      115,104      (40,095)
 Proceeds from sales of securities available for sale                          1,418,380       858,609      500,447
 Proceeds from maturities of securities available for sale                       151,085       348,476        2,327
 Purchases of securities available for sale                                   (1,102,664)   (1,593,399)    (585,969)
 Proceeds from maturities of securities held to maturity                         177,826       855,435      608,964
 Purchases of securities held to maturity                                       (802,005)     (461,324)    (855,040)
 Net (increase) decrease in Federal funds sold and securities
          purchased under agreements to resell                                   118,151       (47,585)      64,568
 Acquisitions, net of cash acquired                                               (1,784)      (25,572)       -
 Sales of branch offices, net of cash sold                                         -             -          (10,642)
 Net (increase) decrease in loans                                               (485,534)     (483,011)      69,533
 Proceeds from sales of premises and equipment                                     6,411           656        1,098
 Purchases of premises and equipment                                             (20,906)      (14,024)      (8,839)
- ----------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                         (542,700)     (446,635)    (253,648)
- ----------------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                             125,490       (16,820)     201,026
 Net increase in short-term borrowings                                           173,077       148,184       87,801
 Proceeds from issuance of long-term debt                                          -            49,680        -
 Advances from Federal Home Loan Bank                                            200,000         -            -
 Net repayment of other long-term debt                                           (14,076)       (1,804)        (425)
 Issuance of common shares:
          Public stock offering                                                    -             -           40,801
          Employee Benefit and Dividend Reinvestment Plans                         1,892         3,381        4,787
 Cash dividends paid                                                             (22,968)      (14,282)      (4,939)
- ----------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                      463,415       168,339      329,051
- ----------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in cash and due from banks                                   (1,846)     (172,628)     145,199
 Cash and due from banks, beginning of year                                      500,119       672,747      527,548
- ----------------------------------------------------------------------------------------------------------------------
 Cash and due from banks, end of year                                        $   498,273   $   500,119    $ 672,747
======================================================================================================================
 Cash paid during the year for:
          Interest expense                                                   $   181,646   $   163,028    $ 206,425
          Income taxes                                                            53,536        47,195       16,498
 Non-cash investing activities:
          Foreclosures                                                             1,958        16,054       21,507
          Reclassification of investment securities (note 3)                     203,764       368,638        -
======================================================================================================================

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

DERIVATIVE FINANCIAL INSTRUMENTS

         The Corporation enters into interest rate swap, forward interest rate swap, and basis swap transactions (swaps), as well as futures contracts, in connection with its asset/liability management program in managing interest rate exposure arising out of non-trading assets and liabilities. The impact of swaps is accrued based on expected settlement payments and is recorded as an adjustment to interest income and expense, in the period in which it accrues and in the category appropriate to the related asset or liability, over the life of the related agreements. The related amount receivable from or payable to the swap counterpart is included in other liabilities or assets in the consolidated balance sheets. Realized and unrealized gains and losses on futures contracts which are designated as effective hedges of interest rate exposure arising out of non-trading assets and liabilities are deferred and recognized as interest income or interest expense, in the category appropriate to the related asset or liability, over the covered periods or lives of the hedged assets or liabilities. Gains or losses on early terminations of derivative financial instruments that modify the underlying characteristics of specified assets or liabilities are deferred and amortized as an adjustment to the yield of the related assets or liabilities over the remaining covered period.

         On a limited basis, the Corporation also enters into interest rate swap agreements, as well as interest rate cap and floor agreements, with customers desiring protection from possible adverse future fluctuations in interest rates. As an intermediary, the Corporation generally maintains a portfolio of matched offsetting interest rate contract agreements. At the inception of such agreements, the portion of the compensation related to credit risk and ongoing servicing, if any, is deferred and taken into income over the term of the agreements.

LOANS

         Loans are stated at the principal amount outstanding. Unearned discount, deferred loan fees net of loan acquisition costs, and the allowance for possible loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan related costs are being deferred and the net amount amortized as an adjustment of the related loan's yield over the contractual life of the loan. Unearned discount represents the unamortized amount of finance charges, principally related to certain installment loans. Interest income on loans is generally computed on the outstanding loan balance. Interest income on installment loans which have unearned discounts is recognized primarily by the sum-of-the-month's digits method.

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

FORECLOSED PROPERTIES

         Foreclosed properties include property acquired through foreclosure and in-substance foreclosures. In-substance foreclosed properties are those properties where the borrower retains title but has little or no remaining equity in the property considering its fair value; where repayment can only be expected to come from the operation or sale of the property; and where the borrower has effectively abandoned control of the property or it is doubtful that the borrower will be able to rebuild equity in the property. Foreclosed properties are valued at the lower of cost or fair value minus estimated costs to sell. The fair value of the assets is the amount that the Corporation could reasonably expect to receive for them in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale.
Cost includes loan principal, accrued interest, foreclosure expense, and expenditures for subsequent improvements. The excess of cost over fair value minus estimated costs to sell at the time of foreclosure is charged to the allowance for possible loan losses. Subsequent write-downs to fair value minus estimated costs to sell are included in foreclosed properties expense.

DEPRECIATION AND AMORTIZATION

         Premises and equipment is stated at cost less accumulated depreciation and amortization, which is computed principally on the straight-line method based on the estimated useful lives of the respective assets.

         For acquisitions accounted for as purchases, the net assets have been adjusted to their fair values as of the respective acquisition dates. The value of core deposit rights and the excess of the purchase price of subsidiaries over net assets acquired are being amortized on a straight-line basis over periods ranging from ten to twenty years. Core deposit rights and the excess of the purchase price of subsidiaries over net assets acquired, net of amounts amortized, are included in other assets in the consolidated balance sheets.

         The carrying value of the excess of the purchase price of subsidiaries over net assets acquired (goodwill) will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of an entity acquired over the remaining amortization period, the Corporation's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

EMPLOYEE BENEFIT PLANS

         The Corporation provides a variety of benefit plans to eligible employees. Retirement plan expense is accrued each year, and plan funding represents at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. Differences between expense and funded amounts are carried in other assets or other liabilities. Beginning in 1993, the Corporation recognizes postretirement benefits other than pensions on an accrual basis, and effective December 31, 1993, other postemployment benefits are also recognized on an accrual basis. The Corporation also makes contributions to an employee thrift and profit-sharing plan based on employee contributions and performance levels of the Corporation.

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

EARNINGS PER COMMON SHARE

         Earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during each year.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2:  CASH AND DUE FROM BANKS

         The Corporation's bank subsidiaries are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. Approximately $161.5 million and $171.8 million of the cash and due from banks balance at December 31, 1994 and 1993, respectively, represented reserves maintained in order to meet Federal Reserve requirements.

NOTE 3:  SECURITIES

SECURITIES HELD TO MATURITY

         The amortized cost, gross unrealized gains, gross unrealized losses, and approximate market values of securities held to maturity at December 31, 1994 and 1993, are presented in the following table:

                                                                         Unrealized
                                                Amortized         ------------------------        Market
 (in thousands)                                    Cost            Gains           Losses          Value
- ------------------------------------------------------------------------------------------------------------
 DECEMBER 31, 1994
   U.S. Treasury and other U.S. Government
     agencies and corporations                 $1,304,977         $   758         $63,634       $1,242,101
   Obligations of states and political
     subdivisions                                  21,482              29           1,459           20,052
   Other debt securities (primarily
     mortgage-backed securities)                  158,852              15          10,516          148,351
- ------------------------------------------------------------------------------------------------------------
     Total securities held to maturity         $1,485,311         $   802         $75,609       $1,410,504
============================================================================================================
 DECEMBER 31, 1993
   U.S. Treasury and other U.S. Government
     agencies and corporations                 $  627,229         $12,805         $   258       $  639,776
   Obligations of states and political
     subdivisions                                  21,326             208             211           21,323
   Other debt securities                            9,280             385           -                9,665
- ------------------------------------------------------------------------------------------------------------
     Total securities held to maturity         $  657,835         $13,398         $   469       $  670,764
============================================================================================================

         Included in U.S. Treasury and other U.S. Government agencies and corporations securities held to maturity were agency-issued mortgage-backed securities amounting to $1,035.4 million ($983.1 million market value) at December 31, 1994 and $480.5 million ($492.3 million market value) at December 31, 1993. Mortgage-backed securities included in other debt securities amounted to $156.2 million ($145.6 million market value) at December 31, 1994 and $6.9 million ($7.2 million market value) at December 31, 1993.

SECURITIES AVAILABLE FOR SALE

         The amortized cost, gross unrealized gains, gross unrealized losses, and approximate market values of securities available for sale at December 31, 1994 and 1993, are presented in the following table:

                                                                        Unrealized
                                                Amortized        ------------------------        Market
 (in thousands)                                    Cost            Gains          Losses          Value
- ------------------------------------------------------------------------------------------------------------
 DECEMBER 31, 1994
   U.S. Treasury and other U.S. Government
     agencies and corporations                 $  653,429        $    48          $21,180       $  632,297
   Other debt securities                            2,165          -                -                2,165
- ------------------------------------------------------------------------------------------------------------
     Total debt securities                        655,594             48           21,180          634,462
   Equity securities (essentially Federal
     Reserve Bank and Federal Home Loan
     Bank stock)                                   30,286          -                -               30,286
- ------------------------------------------------------------------------------------------------------------
     Total securities available for sale       $  685,880        $    48          $21,180       $  664,748
============================================================================================================
 DECEMBER 31, 1993
   U.S. Treasury and other U.S. Government
     agencies and corporations                 $1,332,536        $37,397          $ 1,450       $1,368,483
   Other debt securities (mortgage-backed
       securities)                                 15,593            141            -               15,734
- ------------------------------------------------------------------------------------------------------------
     Total debt securities                      1,348,129         37,538            1,450        1,384,217
   Equity securities (essentially Federal
     Reserve Bank and Federal Home Loan
     Bank stock)                                    8,767          -                -                8,767
- ------------------------------------------------------------------------------------------------------------
     Total securities available for sale       $1,356,896        $37,538          $ 1,450       $1,392,984
============================================================================================================

         Included in U.S. Treasury and other U.S. Government agencies and corporations securities available for sale were agency-issued mortgage-backed securities amounting to $326.8 million ($306.3 million market value) at December 31, 1994 and $992.7 million ($1,016.8 million market value) at December 31, 1993.

         Effective December 31, 1993, the Corporation adopted SFAS No. 115 which requires investments in equity securities that have a readily determinable fair value and investments in debt securities to be classified into three categories, as follows: held to maturity debt securities, trading securities, and available for sale securities. In conjunction with the adoption of SFAS No. 115 on December 31, 1993, the Corporation reclassified $368.6 million of securities to the available for sale classification from the former investment, now held to maturity, category. At that date, unrealized appreciation on total securities available for sale amounted to $36.1 million, resulting in an increase in shareholders' equity of $22.0 million, net of taxes. There was no impact on the Corporation's consolidated net income as a result of the adoption of SFAS No. 115.

         Included within total securities classified as available for sale at December 31, 1993, were $203.8 million of securities classified as such due to regulatory restrictions even though the Corporation had the intent and ability to hold such securities to maturity. Upon a regulatory revision in 1994, which allowed those securities to be classified as held to maturity, the Corporation transferred such securities from available for sale to held to maturity. At the time of transfer, the securities had an unrealized loss of $1.0 million ($.6 million net of taxes). In accordance with SFAS No. 115, such unrealized loss was retained as a component of shareholders' equity and is being amortized over the remaining lives of the securities.

         Net realized losses from the sale of securities available for sale for the years ended December 31, 1994, 1993, and 1992, amounted to $10.0 million, $2.0 million, and $3.0 million, respectively. Gross realized gains and losses on such sales were as follows:

                                                                Year Ended December 31
                                        ----------------------------------------------------------------------
                                                 1994                     1993                    1992
                                        ---------------------   ----------------------   ---------------------
                                           Gross      Gross         Gross     Gross         Gross      Gross
                                          Realized  Realized       Realized  Realized      Realized  Realized
 (in thousands)                            Gains     Losses         Gains     Losses        Gains     Losses
- --------------------------------------------------------------------------------------------------------------
 U.S. Treasury and other U.S.
   Government agencies and corporations   $ 8,799    $18,796        $1,680    $3,708        $3,367     $6,275
 Other debt securities                       -          -             -         -             -            66
- --------------------------------------------------------------------------------------------------------------
   Total securities available for sale    $ 8,799    $18,796        $1,680    $3,708        $3,367     $6,341
==============================================================================================================

TOTAL SECURITIES

         The amortized cost and approximate market values of debt securities at December 31, 1994, by average estimated maturity are shown below. The expected maturity for governmental and corporate securities is the stated maturity, and the expected maturity for mortgage-backed securities and other asset-backed securities is based on current estimates of average maturities.

                                           Securities Held to Maturity         Securities Available for Sale
                                         -------------------------------     ---------------------------------
                                            Amortized        Market             Amortized          Market
 (in thousands)                               Cost            Value                Cost            Value
- --------------------------------------------------------------------------------------------------------------
 Due in one year or less                   $  151,289      $  149,868          $  305,368        $  304,760
 Due after one year through five years      1,003,888         955,080             106,385            99,941
 Due after five years through ten years       272,183         251,981             120,548           111,250
 Due after ten years                           57,951          53,575             123,293           118,511
- --------------------------------------------------------------------------------------------------------------
         Total debt securities              1,485,311       1,410,504             655,594           634,462
 Equity securities                              -               -                  30,286            30,286
- --------------------------------------------------------------------------------------------------------------
         Total securities                  $1,485,311      $1,410,504          $  685,880        $  664,748
==============================================================================================================

         At December 31, 1994 and 1993, the Corporation held securities with amortized cost amounting to $484.6 million and $503.7 million, respectively, which were issued or guaranteed by the Federal National Mortgage Association and $714.1 million and $856.1 million, respectively, which were issued or guaranteed by the Federal Home Loan Mortgage Corporation.

         Securities carried in the consolidated balance sheets at approximately $1,627.0 million and $1,310.0 million at December 31, 1994 and 1993, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

NOTE 4:  LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

         The Corporation's bank subsidiaries make commercial, consumer, and real estate loans to its customers, located principally within the Corporation's primary market, which consists of Tennessee and selected markets in adjacent states. Although the bank subsidiaries have a diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions in the Corporation's primary market.

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

Transactions in the allowance for possible loan losses were as follows:

                                                                            Year Ended December 31
                                                                ----------------------------------------------
 (in thousands)                                                      1994           1993            1992
- --------------------------------------------------------------------------------------------------------------
 Balance, January 1                                                $134,124       $181,108         $181,031
 Provision (credited) charged to operating expenses                 (10,000)       (42,000)          38,500
 Allowance of subsidiaries purchased (note 10)                          323          1,296            -
- --------------------------------------------------------------------------------------------------------------
   Subtotal                                                         124,447        140,404          219,531
- --------------------------------------------------------------------------------------------------------------
 Loans charged off                                                   15,324         26,617           53,912
 Recoveries of loans previously charged off                         (18,025)       (20,337)         (15,489)
- --------------------------------------------------------------------------------------------------------------
 Net charge-off (recoveries)                                         (2,701)         6,280           38,423
- --------------------------------------------------------------------------------------------------------------
 Balance, December 31                                              $127,148       $134,124         $181,108
==============================================================================================================

         Net charge-offs (recoveries) by major loan categories were as follows:

                                                                            Year Ended December 31
                                                                 ---------------------------------------------
 (in thousands)                                                      1994           1993            1992
- --------------------------------------------------------------------------------------------------------------
 Commercial                                                         $(3,875)       $  (338)         $20,187
 Consumer--amortizing mortgages                                        (308)           (97)           2,817
 Consumer--other                                                      1,983          5,626           10,088
 Real estate--construction                                             (143)           466            2,264
 Real estate--commercial mortgages and other                           (358)           623            3,067
- --------------------------------------------------------------------------------------------------------------
         Total net charge-offs (recoveries)                         $(2,701)       $ 6,280          $38,423
==============================================================================================================

         At December 31, 1994 and 1993, loans on a non-accrual status amounted to $11.5 million and $21.7 million, respectively. Interest income not recognized on non-accrual loans was approximately $.3 million in 1994, $1.1 million in 1993, and $3.6 million in 1992. Interest income recognized on a cash basis on non-accrual loans was $.8 million, $1.2 million, and $1.0 million for the same respective periods.

         Directors and executive officers (and their associates, including companies in which they hold ten percent or more ownership) of the Corporation and its significant subsidiary, First American National Bank, had loans outstanding with the Corporation and its subsidiaries of $11.7 million and $5.7 million at December 31, 1994 and 1993, respectively. During 1994, $39.5 million of new loans or advances on existing loans were made to such related persons and repayments from such persons totalled $33.5 million. The Corporation believes that such loans were made on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other borrowers and did not involve more than the normal risk of collectibility or present other unfavorable features at the time such loans were made.

         During 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 was amended in 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These pronouncements, which will be adopted prospectively by the Corporation on January 1, 1995, require that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The Corporation's financial position and results of operations will not be materially impacted upon the adoption of SFAS No. 114 and No. 118.

NOTE 5:  PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

         Premises and equipment is summarized as follows:

                                                                                          December 31
                                                                                 -----------------------------
 (in thousands)                                                                       1994           1993
- --------------------------------------------------------------------------------------------------------------
 Land                                                                              $ 19,419        $ 19,223
 Buildings                                                                           89,750          92,329
 Furniture and equipment                                                             95,259          91,426
 Leasehold improvements                                                              18,346          16,729
- --------------------------------------------------------------------------------------------------------------
         Subtotal                                                                   222,774         219,707
 Accumulated depreciation and amortization                                         (118,530)       (117,111)
- --------------------------------------------------------------------------------------------------------------
 Total premises and equipment                                                      $104,244        $102,596
==============================================================================================================

         Depreciation and amortization expense of premises and equipment for 1994, 1993, and 1992 was $14.1 million, $13.8 million and $12.3 million, respectively.

         Non-cancelable minimum operating lease commitments for real property amount to $8.8 million for 1995; $8.6 million for 1996; $8.2 million for 1997; $7.7 million for 1998; $7.4 million for 1999; and $38.5 million thereafter. In the normal course of business, management expects that leases will be renewed or replaced by other leases. Rent expense, net of rental income on bank premises, for 1994, 1993, and 1992 was $4.4 million, $3.5 million, and $4.1 million, respectively. Rental income on bank premises for 1994, 1993, and 1992 was $3.8 million, $4.0 million, and $3.8 million, respectively.

         The Corporation has a data processing outsourcing agreement expiring in 2001 that has an average annual base expense, as amended in 1994, of $8.5 million. Total annual fees vary with cost of living adjustments and changes in services provided by the vendor, which services depend upon the Corporation's volume of business and system needs. The related expense is included in systems and processing expense in the consolidated income statements.

NOTE 6:  INTANGIBLE ASSETS

         Total intangible assets representing core deposit rights and excess of purchase price of subsidiaries over net assets acquired amounted to $25.6 million and $26.0 million at December 31, 1994 and 1993, respectively, and are included in other assets on the consolidated balance sheets. Amortization expense of intangible assets was $3.4 million, $2.5 million, and $2.4 million, in 1994, 1993, and 1992, respectively.

NOTE 7:  SHORT-TERM BORROWINGS

         Short-term borrowings are issued on normal banking terms and consisted of the following:

                                                                                         December 31
                                                                                ------------------------------
 (in thousands)                                                                      1994            1993
- --------------------------------------------------------------------------------------------------------------
 Federal funds purchased and securities sold under agreements to repurchase       $855,618         $664,826
 Other short-term borrowings                                                        74,222           91,937
- --------------------------------------------------------------------------------------------------------------
   Total short-term borrowings                                                    $929,840         $756,763
==============================================================================================================

         At December 31, 1994 and 1993, Federal funds purchased and securities sold under agreements to repurchase included Federal funds purchases of $25.0 million (due within three months) and $55.0 million (due within five months), respectively. Other short-term borrowings is essentially composed of U.S. Treasury tax and loan accounts.

         The following table presents information regarding Federal funds purchased and securities sold under agreements to repurchase.

                                                                                December 31
                                                             -------------------------------------------------
(in thousands)                                                   1994              1993             1992
- --------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase:
    Amount outstanding at December 31                           $855,618          $664,826         $588,950
    Average rate at December 31                                     4.96 %            2.75 %           2.71 %
    Average amount outstanding during the year                  $681,170          $587,059         $519,521
    Average rate paid for the year                                  3.80 %            2.64 %           3.14 %
    Maximum amount outstanding at any month-end                 $855,618          $672,614         $588,950
==============================================================================================================

NOTE 8:  LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                                         December 31
                                                                               -------------------------------
 (in thousands)                                                                      1994            1993
- --------------------------------------------------------------------------------------------------------------
 Federal Home Loan Bank advances                                                  $201,150          $ 1,150
 6 7/8% subordinated notes (effective rate of 6.965%) due 2003, interest payable semiannually (less unamortized discount of $265 in 1994
         and $297 in 1993)                                                          49,735           49,703
 7 5/8% debentures due December 15, 2002, interest payable semiannually              -               13,593
 Other                                                                               1,182            1,499
- --------------------------------------------------------------------------------------------------------------
         Total long-term debt                                                     $252,067          $65,945
==============================================================================================================


         At December 31, 1994, advances from the Federal Home Loan Bank were $201.2 million which consisted of $1.2 million maturing September 28, 2007, at an interest rate of 3.891%, and $200.0 million maturing in 1997 with the interest rate tied to one-month LIBOR. These advances are collateralized by a blanket pledge of 1-4 family mortgage loans.

         During the first quarter of 1993, the Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue $100.0 million of subordinated debt securities. The Corporation issued $50.0 million of subordinated notes under the shelf registration statement during second quarter 1993. The notes are non-callable.

         On January 31, 1994, the Corporation redeemed the remaining balance of approximately $13.6 million of its 7 5/8% debentures due in 2002, at a price of 101.22% of par.

         The Corporation owns a parking garage which was financed through an Industrial Revenue Bond due April 1, 1997. Indebtedness at December 31, 1994 and 1993, totalled $1.1 million and $1.4 million, respectively. Sinking fund requirements of this debt amount to $.3 million for 1995 and $.4 million for 1996; the balance of $.4 million is due in 1997. The interest rate on these bonds is 5.9% for the remaining life of the bonds.

         During 1994, the Corporation entered into a three-year unsecured revolving credit agreement which provides for loans up to $50.0 million. Under the terms of the agreement, which expires in March 1997, the Corporation pays a fee for the availability of these funds computed at the rate of 1/4 of 1% per annum on the commitment. Interest to be paid on the outstanding balances will be computed based on the prime interest rate of the lending banks, Eurodollar rates, or adjusted certificate of deposit rates, as selected by the Corporation. The Corporation had no revolving credit borrowings outstanding at December 31, 1994 or 1993.

         The terms of these agreements provide for, among other things, restrictions on payment of cash dividends and purchases, redemptions, and
retirement of capital shares.   Under the Corporation's most restrictive debt
covenant, approximately $88.6 million of retained earnings was available to pay dividends as of December 31, 1994.

NOTE 9:  EMPLOYEE BENEFITS

RETIREMENT PLAN

         The Corporation and its subsidiaries participate in a non-contributory retirement plan with death and disability benefits covering substantially all employees with one or more years of service. The benefits are based on years of service and average monthly earnings of a participant for the 60 consecutive months which produce the highest average earnings.

         The following table sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31, 1994 and 1993:

 (in thousands)                                                                     1994            1993
- --------------------------------------------------------------------------------------------------------------
 Plan assets at fair value, primarily U.S. bonds and listed stocks                 $84,203          $84,540
- --------------------------------------------------------------------------------------------------------------
 Actuarial present value of benefits for service rendered to date:
   Accumulated benefit obligation, including vested benefits of $72,583 and
    $71,258, respectively                                                           76,375           74,431
   Additional benefits based on projected future compensation                       11,066           12,046
- --------------------------------------------------------------------------------------------------------------
   Projected benefit obligation                                                     87,441           86,477
- --------------------------------------------------------------------------------------------------------------
 Plan assets in excess of accumulated benefit obligation                             7,828           10,109
- --------------------------------------------------------------------------------------------------------------
 Plan assets greater (less) than projected benefit obligation                       (3,238)          (1,937)
 Unrecognized net loss from past experience different from that assumed and
   effects of changes in assumptions                                                10,522            6,009
 Unrecognized net transition asset                                                  (1,805)          (2,105)
 Unrecognized prior service cost                                                       620              760
- --------------------------------------------------------------------------------------------------------------
 Prepaid pension cost                                                              $ 6,099          $ 2,727
==============================================================================================================

         Net pension expense included the following components:

                                                                            Year Ended December 31
                                                                ----------------------------------------------
 (in thousands)                                                      1994           1993            1992
- --------------------------------------------------------------------------------------------------------------
 Service cost for benefits earned during the period                 $2,762         $2,484           $2,383
 Interest cost on projected benefit obligation                       6,423          6,096            5,593
 Actual return on plan assets                                        1,075         (6,987)          (4,003)
 Net amortization and deferral                                      (8,869)           956           (1,804)
- --------------------------------------------------------------------------------------------------------------
 Net periodic pension expense                                       $1,391         $2,549           $2,169
==============================================================================================================

         As of January 1, 1994, the Corporation elected to change its method of measuring the market-related value of plan assets from utilizing a calculation based on 50% book value plus 50% fair market value to utilization of 100% fair market value. The change had the effect of decreasing 1994 net periodic pension expense by $1.6 million.

         The following table presents assumptions used in determining the actuarial present value of the projected benefit obligation for the pension plan:

                                                                                     Year Ended December 31
                                                                                  ----------------------------
                                                                                     1994              1993
- --------------------------------------------------------------------------------------------------------------
 Weighted average discount rate                                                       8.0%              7.5%
 Rate of increase in future compensation level                                        4.5               4.5
 Expected long-term rate of return on plan assets                                     9.0               9.0
==============================================================================================================

SUPPLEMENTAL RETIREMENT PLAN

         The Corporation has a supplemental retirement plan which provides supplemental retirement benefits to certain executives of the Corporation. The expense was $.2 million in 1994, $.1 million in 1993, and $.7 million in 1992. The higher level of expense in 1992 was due to early retirements. Benefit payments from the plan are made from general assets of the Corporation. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation in 1994 were 8.0% and 4.5%, respectively, and in 1993 were 7.5% and 4.5%, respectively.

OTHER POSTRETIREMENT BENEFITS

         In addition to pension benefits, the Corporation and its subsidiaries have defined postretirement benefit plans that provide medical insurance and death benefits for retirees and eligible dependents. Because the death benefit plan is not significant, it is combined with the health care plan for disclosure purposes.

         Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the cost of postretirement benefits other than pensions to be recognized on an accrual basis as employees perform services to earn such benefits. The Corporation's previous practice, like most companies, was to expense such costs on a pay-as-you-go basis. The Corporation recognized this change during 1993 as a cumulative effect of a change in accounting principle, resulting in a one-time non-cash charge of $17.5 million before taxes ($11.6 million after taxes). This charge represents the discounted present value of expected future retiree medical and death benefits attributed to employees' service rendered prior to 1993. See note 13.

         The status of the plans at December 31, 1994 and 1993, was as follows:

                                                                                         December 31
                                                                               -------------------------------
 (in thousands)                                                                     1994            1993
- --------------------------------------------------------------------------------------------------------------
 Accumulated postretirement benefit obligation:
         Retirees                                                                  $11,903          $12,699
         Fully eligible, active plan participants                                    1,555            1,358
         Other active plan participants                                              3,964            4,176
- --------------------------------------------------------------------------------------------------------------
                  Total accumulated postretirement benefit obligation               17,422           18,233
 Plan assets at market value                                                         -                -
- --------------------------------------------------------------------------------------------------------------
 Accumulated postretirement benefit obligation in excess of plan assets             17,422           18,233
 Unrecognized net gain (loss) from past experience different from that
         assumed and effects of changes in assumptions                                 912             (510)
- --------------------------------------------------------------------------------------------------------------
 Accrued postretirement benefit cost                                               $18,334          $17,723
==============================================================================================================

         The components of net periodic expense for postretirement benefits in 1994 and 1993 were as follows:

                                                                                         December 31
                                                                               -------------------------------
 (in thousands)                                                                     1994            1993
- --------------------------------------------------------------------------------------------------------------
 Service cost - benefits earned during the year                                    $   362          $   314
 Interest cost on accumulated postretirement benefit obligation                      1,292            1,355
- --------------------------------------------------------------------------------------------------------------
      Net periodic postretirement benefit expense                                  $ 1,654          $ 1,669
==============================================================================================================

         The Corporation continues to fund medical and death benefit costs principally on a pay-as-you-go basis. Postretirement benefit expense for 1992, which was recorded on a cash basis, has not been restated and was $.6 million.

         For measurement purposes, an 11.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1994, declining gradually to 5.5% per year by 2011 and remaining at that level thereafter. The discount rate used to determine the accumulated postretirement benefit obligation was 8.0% in 1994 and 7.5% in 1993, and the assumed long-term rate of compensation increase was 4.5% in 1994 and 1993.

         The health care cost trend rate assumption has a significant effect on the accumulated postretirement benefit obligation and net periodic benefit costs. A 1% increase in the trend rate for health care costs would have increased the accumulated postretirement benefit obligation by $1.5 million as of December 31, 1994, and the net periodic expense (service cost and interest cost) would have increased by $.1 million for 1994.

POSTEMPLOYMENT BENEFITS

         Effective December 31, 1993, the Corporation adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires employers to recognize a liability for postemployment benefits under certain circumstances. The Corporation's short-term and long-term disability benefits, survivor income benefits, and certain other benefits are governed by this statement. The Corporation recognized this item during the fourth quarter of 1993 as a cumulative effect of a change in accounting principle, resulting in a one-time non-cash charge of $2.0 million before taxes ($1.3 million after taxes). Prior to this date, postemployment benefit expenses were recognized on a pay-as-you-go basis. See note 13.

OTHER EMPLOYEE BENEFITS

         The Corporation has executive incentive compensation plans covering certain officers and other key employees of the Corporation. The plans provide for incentives based on the attainment of annual and long-term performance goals. Executive incentive compensation plans also include stock option programs, which provide for the granting of statutory incentive stock options and non-statutory options to key employees. Additionally, the Corporation has a stock option plan for non-employee directors. As of December 31, 1994, the Corporation had 2,889,961 shares of common stock reserved for issuance under these plans.

         During 1991 through 1994, the Corporation has issued 131,400 shares of restricted common stock to certain executive officers. The restrictions lapse within 15 years; however, if certain performance criteria are met, restrictions will lapse earlier. The amount recorded for the restricted stock issued is based on the market value of the Corporation's common stock on the award dates and is shown as deferred compensation in the consolidated statements of changes in shareholders' equity. Such compensation expense is recognized over a 3- to 15-year period.

         Stock options granted under option programs have been at 85% to 133% of the market price on the day of grant. Each stock option is for one share of common stock. Some options are exercisable immediately, while some options are exercisable over a period of time and may be exercisable earlier if certain performance criteria are met. All options expire within a ten-year period from the date of grant. The market price of the Corporation's stock was $26.88 at December 31, 1994.

         The following table presents a summary of stock option and restricted stock activity:

                                                                  Total      Exercisable        Exercise
                                                Available    Option Shares  Option Shares         Price
                                                for Grant      Outstanding   Outstanding        Per Share
- --------------------------------------------------------------------------------------------------------------
 OPTIONS OUTSTANDING, DECEMBER 31, 1991           767,432      1,441,588        805,417     $8.875 - $27.375
         Shares reserved                          209,289          -              -                N/A
         Options granted                         (404,455)       404,455          -          20.875 - 22.875
         Restricted stock incentive awards        (35,600)         -              -                N/A
         Options which became exercisable           -              -            546,926       8.875 - 26.875
         Options exercised                          -           (279,417)      (279,417)      8.875 - 23.50
         Options cancelled or expired             227,681       (227,681)      (214,181)      8.875 - 27.375
         Expiration of shares available for
           grant                                 (280,141)         -              -                N/A
- --------------------------------------------------------------------------------------------------------------
 OPTIONS OUTSTANDING, DECEMBER 31, 1992           484,206      1,338,945        858,745       8.875 - 27.375
         Shares reserved                          200,000          -              -                N/A
         Options granted                         (234,500)       234,500          -           25.50 - 33.125
         Restricted stock incentive awards        (10,600)         -              -                N/A
         Options which became exercisable           -              -            106,440       14.75 - 22.875
         Options exercised                          -           (190,411)      (190,411)      8.875 - 27.375
         Options cancelled or expired               4,250        (19,731)       (16,181)     21.125 - 27.375
- --------------------------------------------------------------------------------------------------------------
 OPTIONS OUTSTANDING, DECEMBER 31, 1993           443,356      1,363,303        758,593       8.875 - 33.125
         Shares reserved                        1,250,000          -              -                N/A
         Options granted                         (456,450)       456,450          -          30.375 - 40.00
         Restricted stock incentive awards        (45,200)         -              -                N/A
         Options which became exercisable           -              -            148,420      14.750 - 29.50
         Options exercised                          -           (115,203)      (115,203)      8.875 - 27.750
         Options cancelled or expired              41,600        (47,895)        (6,395)     18.625 - 40.00
- --------------------------------------------------------------------------------------------------------------
 OPTIONS OUTSTANDING, DECEMBER 31, 1994         1,233,306      1,656,655        785,415      $8.875 - $40.00
==============================================================================================================

         The Corporation has a combination savings thrift and profit-sharing plan ("FIRST Plan") available to substantially all full-time employees. In connection with the plan, 1,285,000 shares of the Corporation's common stock have been reserved for issuance. At year-end 1994, 1,279,000 of these shares had been issued. During 1994, 1993, and 1992, 149,360 shares, 94,193 shares, and 3,538 shares, respectively, were purchased in the open market for the FIRST Plan. During 1992, 62,961 shares were issued by the Corporation in connection with the FIRST Plan (none in 1994 or 1993). The plan is funded by employee and employer contributions. The Corporation's annual contribution to the plan is based upon the amount of basic contributions of participants, participants' compensation, and the achievement of certain corporate performance standards and may be made in the form of cash or the Corporation's common stock with a market value equal to the cash contribution amount. Total plan expense in 1994, 1993, and 1992 was $3.4 million, $2.9 million, and $1.2 million, respectively. During 1994, 1993, and 1992, the Corporation matched participating employees' qualifying contributions by 100%, 100%, and 50%, respectively.

NOTE 10:  ACQUISITIONS AND SALES

         On April 1, 1994, the Corporation consummated its purchase of all of the outstanding shares of Fidelity Crossville Corporation (FCC), the parent company of First Fidelity Savings Bank, F.S.B. (First Fidelity) located in Crossville, Tennessee, for $6.5 million. First Fidelity was a Federal stock savings bank with offices in Crossville and Fairfield Glade, Tennessee with total assets of $48.7 million on March 31, 1994. In conjunction with the acquisition, First Fidelity was merged into First American National Bank and First Fidelity's two offices became branches of First American National Bank. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. The purchase price in excess of the fair value of net assets acquired of $3.1 million is being amortized on a straight-line basis over 10 years. First Fidelity's results of operations have been included in the Corporation's consolidated income statement since the date of acquisition.

         On October 1, 1993, the Corporation acquired all of the outstanding shares of First American National Bank of Kentucky (FANBKY), formerly known as First Federal Savings and Loan Association of Bowling Green, a $219.0 million national bank headquartered in Bowling Green, Kentucky, for $27.5 million.
This transaction was accounted for as a purchase. All financial data after the acquisition date has been adjusted to reflect the purchase and, consistent with the purchase method of accounting, the results of operations of FANBKY are included in the Corporation's consolidated income statement beginning October 1, 1993. Total fair value of net assets of FANBKY on the acquisition date was approximately $19.1 million. The excess of the purchase price over the fair value of the net assets acquired was $8.4 million at the acquisition date and is being amortized over 10 years. FANBKY operates three branches in Warren and Simpson Counties in southern Kentucky.

NOTE 11:  FIRST AMERICAN FOUNDATION

         The Corporation's non-interest expenses for 1993 included a $10.0 million charitable contribution to First American Foundation, a not-for-profit private foundation formed in 1993 to facilitate the Corporation's charitable contributions.

NOTE 12:  INCOME TAXES

         The components of income tax expense (benefit) for the years ended December 31 were:

                                                                              Year Ended December 31
                                                                    ------------------------------------------
 (in thousands)                                                          1994          1993          1992
- --------------------------------------------------------------------------------------------------------------
 Current income tax expense:
   Federal                                                            $37,078       $39,221        $19,254
   State                                                                6,826         7,087          4,477
- --------------------------------------------------------------------------------------------------------------
    Total current income tax expense                                   43,904        46,308         23,731
- --------------------------------------------------------------------------------------------------------------
 Deferred income tax expense (benefit):
   Federal                                                              9,845        12,495         (6,247)
   State                                                                  386        (1,407)            (3)
- --------------------------------------------------------------------------------------------------------------
    Total deferred income tax expense (benefit) from operations        10,231        11,088         (6,250)
- --------------------------------------------------------------------------------------------------------------
 Total income tax expense from operations                             $54,135       $57,396        $17,481
==============================================================================================================

         The 1992 total income tax expense for financial reporting purposes included the benefit from utilization of tax credit carryforwards amounting to $5.6 million (general business credit carryforwards of $4.9 million and alternative minimum tax credits of $.7 million).

         Current Federal income tax expense includes the utilization of alternative minimum tax credits amounting to $3.4 million in 1992.

         The following table presents a reconciliation of the provision for income taxes as shown in the consolidated income statements with that which would be computed by applying the statutory Federal income tax rates of 35% for 1994 and 1993, and 34% for 1992 to income before income tax expense and the cumulative effect of changes in accounting principles.

                                                                            Year Ended December 31
                                                                 ---------------------------------------------
 (in thousands)                                                      1994           1993            1992
- --------------------------------------------------------------------------------------------------------------
 Tax expense at statutory rates                                    $50,704        $55,753          $20,214
 Increase (decrease) in taxes resulting from:
   Tax-exempt interest                                              (2,190)        (2,378)          (2,771)
   State income taxes, net of Federal income tax benefit             4,688          3,692            2,953
   Federal income tax rate change adjustment of deferred
    taxes                                                            -             (1,781)           -
   Provision for audits in process                                   -              -                1,000
   Utilization of tax credits                                        -              -               (5,623)
   Other, net                                                          933          2,110            1,708
- --------------------------------------------------------------------------------------------------------------
 Actual tax expense from operations                                $54,135        $57,396          $17,481
==============================================================================================================

         Effective January 1, 1993, the Corporation prospectively adopted SFAS No. 109, which required a change from the deferred method (an income statement approach) of accounting for income taxes under Accounting Principles Bulletin No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The cumulative effect of the adoption of SFAS No. 109 was a $12.8 million benefit. See note 13.

         SFAS No. 109 requires that the tax benefit of deductible temporary differences be recorded as an asset to the extent that management assesses the utilization of such temporary differences to be "more likely than not." In accordance with SFAS No. 109, the realization of tax benefits of deductible temporary differences depends on whether the Corporation has sufficient taxable income within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts. As of January 1, 1993, the Corporation had net deductible temporary differences of $165.5 million. For state purposes, Tennessee law does not permit carrybacks and thus a valuation allowance was established for the portion of the net deductible temporary differences for which realization was uncertain. A valuation allowance of $3.9 million was established (as of January 1, 1993).

         The net change in the valuation allowance for 1994 was a decrease of $1.3 million. In 1993, the net change in the valuation allowance was a decrease of $2.6 million; consisting of an increase related to the adoption of SFAS No. 106 (accounting for postretirement benefits) of $1.1 million, an increase related to the adoption of SFAS 112 (accounting for postemployment benefits) of $.1 million, and a decrease of $3.8 million related to continuing operations.

         Accumulated deferred taxes aggregated net assets of $50.1 million at December 31, 1994 and $38.2 million at December 31, 1993, and are included in other assets on the consolidated balance sheets. Management believes that it is more likely than not that the deferred tax assets, net of the valuation allowance (if any), will be realized. The tax effects of temporary differences that give rise to the significant portions of deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993, are as follows:

                                                                                      Year Ended December 31
                                                                                    --------------------------
 (in thousands)                                                                          1994        1993
- --------------------------------------------------------------------------------------------------------------
 Deferred tax assets
  Allowance for loan losses                                                           $47,550      $49,952
  Postretirement benefit obligation                                                     7,975        7,391
  Deferred directors' compensation                                                      2,142        1,993
  Deferred loan fees                                                                    1,645        2,008
  Unrealized loss on securities available for sale                                      8,513        -
  Other                                                                                 7,072        8,716
- --------------------------------------------------------------------------------------------------------------
   Total gross deferred tax assets                                                     74,897       70,060
   Less valuation allowance                                                             -           (1,346)
- --------------------------------------------------------------------------------------------------------------
   Net deferred tax assets, net of valuation allowance                                 74,897       68,714
- --------------------------------------------------------------------------------------------------------------
 Deferred tax liabilities
  Property, plant, and equipment                                                        5,054        6,041
  Direct lease financing                                                               13,931        5,000
  Unrealized gain on securities available for sale                                      -           14,039
  Core deposit intangibles                                                              2,402        2,475
  Other                                                                                 3,456        2,910
- --------------------------------------------------------------------------------------------------------------
   Total gross deferred tax liabilities                                                24,843       30,465
- --------------------------------------------------------------------------------------------------------------
   Net deferred tax assets                                                            $50,054      $38,249
==============================================================================================================

         The tax effects of timing differences that give rise to significant portions of deferred tax expense (benefit) for the year ended December 31, 1992 are as follows:

                                                                                             Year Ended
 (in thousands)                                                                           December 31, 1992
- --------------------------------------------------------------------------------------------------------------
 Provision for loan losses                                                                     $   (29)
 Leasing operations                                                                             (1,100)
 Accelerated depreciation                                                                       (1,793)
 Deferred loan fees                                                                             (1,342)
 Pension expense                                                                                   343
 Write-down on foreclosed properties                                                              (398)
 Accreted discount                                                                                 114
 Directors' deferred compensation                                                                 (111)
 Legal contingency                                                                                 133
 Charitable contributions                                                                           61
 Other, net                                                                                       (419)
- --------------------------------------------------------------------------------------------------------------
 Total deferred income tax benefit available                                                    (4,541)
 Deferred tax assets recognized                                                                 (1,709)
- --------------------------------------------------------------------------------------------------------------
   Total deferred income tax benefit                                                           $(6,250)
==============================================================================================================

         During 1994, the Corporation and the Internal Revenue Service (IRS) reached a settlement agreement related to the IRS's examination of the Corporation's 1989 and 1990 consolidated Federal income tax returns. Such settlement had no material impact on the Corporation's consolidated financial statements.

NOTE 13:  CHANGES IN ACCOUNTING PRINCIPLES

         The cumulative effect of changes in accounting principles reflected in the 1993 consolidated income statement relates to the Corporation's 1993 adoption of Statements of Financial Accounting Standards (SFAS), as follows:

                                                                                               Year Ended
 (in thousands)                                                                             December 31, 1993
- --------------------------------------------------------------------------------------------------------------
 SFAS No. 106 regarding postretirement benefits, net of tax                                     $(11,550)
 SFAS No. 109 regarding income taxes                                                              12,766
 SFAS No. 112 regarding postemployment benefits, net of tax                                       (1,300)
- --------------------------------------------------------------------------------------------------------------
 Total                                                                                          $    (84)
==============================================================================================================


         SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 112, "Employers' Accounting for Postemployment Benefits," are discussed in note 9 (employee benefits), and SFAS No. 109, "Accounting for Income Taxes," is addressed in note 12 (income taxes). See note 3 for a discussion regarding the impact to the 1993 consolidated financial statements resulting from the December 31, 1993, adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

NOTE 14:  COMMON STOCK

         In December 1994, the Board of Directors authorized the repurchase of up to 800,000 shares of the Corporation's common stock. It is anticipated that stock repurchases will be made in the open market or in privately negotiated transactions from time to time during 1995, subject to market conditions and regulatory guidelines. Following these purchases, the Corporation expects to continue to exceed all applicable regulatory capital requirements. It is anticipated that the repurchased shares will be used to fund the Corporation's various employee benefit plans and potential future acquisitions.

         On September 30, 1992, the Corporation completed an underwritten public offering of its common stock at $21.25 per share, resulting in the issuance of 2,012,500 shares. A $40.8 million addition to shareholders' equity in 1992 resulted from the offering.

NOTE 15:  OFF-BALANCE-SHEET AND DERIVATIVE FINANCIAL INSTRUMENTS

         In the normal course of business, the Corporation is a party to financial transactions which have off-balance-sheet risk. Such transactions arise in meeting customers' financing needs and from the Corporation's activities in reducing its own exposure to fluctuations in interest rates. Off-balance-sheet items involving customers consist primarily of commitments to extend credit and letters of credit, which generally have fixed expiration dates. These instruments may involve, to varying degrees, elements of credit and interest rate risk. To evaluate credit risk, the Corporation uses the same credit policies in making commitments and conditional obligations on these instruments as it does for instruments reflected on the balance sheet. Collateral obtained, if any, varies but may include deposits held in financial institutions; U.S. Treasury securities or other marketable securities; income-producing commercial properties; accounts receivable; property, plant, and equipment; and inventory. The Corporation's exposure to credit risk under commitments to extend credit and letters of credit is the contractual (notional) amount of the instruments. Interest rate swap transactions and futures contracts may have credit and interest rate risk significantly less than the contractual amount.

COMMITMENTS

         Commitments to extend secured or unsecured credit are contractual agreements to lend money providing there is no violation of any condition. Commitments may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At year-end 1994 and 1993, respectively, the Corporation had $1.9 billion and $1.3 billion of unfunded commitments to extend credit. Of these amounts, unfunded commitments for borrowers with loans on non-accrual status were $.5 million at December 31, 1994, and $5.3 million at December 31, 1993.

         Standby letters of credit are commitments issued by the Corporation to guarantee the performance of a customer to a third party. As of December 31, 1994 and 1993, the Corporation had standby letters of credit issued amounting to approximately $188.8 million and $135.4 million, respectively. The Corporation also had commercial letters of credit of $54.2 million and $56.1 million at December 31, 1994 and 1993, respectively. Commercial letters of credit are conditional commitments issued by the Corporation to facilitate trade for corporate customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

         The Corporation contracts to buy and sell foreign exchange in order to meet the financing needs of its customers and to hedge its own exposure against market risk. At December 31, 1994 and 1993, the Corporation had $26.2 million and $12.7 million, respectively, of foreign exchange forward contracts, which is the sum of customers' contracts with the Corporation and the Corporation's offsetting contracts to minimize its exposure.

DERIVATIVES

         The Corporation's principal objective in holding or issuing derivative financial instruments for purposes other than trading is the management of interest rate exposure arising out of nontrading assets and liabilities. The Corporation's earnings are subject to risk of interest rate fluctuations to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times or in differing amounts. Asset/liability management activities are aimed at maximizing net interest income within liquidity, capital and interest rate risk constraints established by management. The Corporation's objective is that net income will not be impacted more than 5% from results simulated for the interest rate environment that the Corporation considers most likely, assuming that interest rates do not vary more than 150 basis points from the most likely scenario within the next 12 months.

         To achieve its risk management objective, the Corporation uses a combination of derivative financial instruments, particularly interest rate swaps and futures contracts. The instruments utilized are noted in the following table along with their notional amounts and fair values at year-end 1994 and 1993.

                                                                                                            Weighted
                                                                                                            Average
                                                                            Weighted Average Rate           Maturity
                                Related Variable Rate       Notional      --------------------------        --------       Fair
 (in thousands)                     Asset/Liability          Amount         Paid          Received           Years         Value
- ------------------------------------------------------------------------------------------------------------------------------------
 DECEMBER 31, 1994
  Interest rate swaps       Money market deposits          $  450,000        5.85% (1)      5.71% (2)         1.7        $13,426
  Interest rate swaps       Long-term debt                    200,000        7.11  (1)      6.06  (3)         1.8          2,477
  Interest rate swaps       Loans                             200,000        5.90  (3)      7.39  (1)         4.4         (4,273)
  Forward interest rate
     swaps                  Money market deposits             650,000        7.81  (4)       N/A  (4)         1.9 (4)      5,946
  Basis swaps               Held to maturity securities       200,000        5.72  (5)      5.56  (2)          .3            286
                                                           ----------                                                    -------
                                                           $1,700,000                                                    $17,862
====================================================================================================================================
 DECEMBER 31, 1993
  Interest rate swaps       Money market deposits          $  900,000        4.49% (1)      3.43% (2)         1.2        $(2,391)
  Basis swaps               Held to maturity securities       200,000        3.04  (5)      3.38  (2)         1.3           (615)
  Futures contracts (6)     Money market deposits             300,000              N/A            N/A         1.5 (6)         31
                                                           ----------                                                    -------
                                                           $1,400,000                                                    $(2,975)
====================================================================================================================================

(1) Fixed rate.
(2) Variable rate which reprices quarterly based on 3-month LIBOR except for $25 million which reprices every 6 months based on 6-month LIBOR.
(3) Variable rate which reprices quarterly based on 3-month LIBOR.
(4) Forward swap periods begin in June 1995 for $200 million and December 1995 for $450 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR but are currently unknown since they will not be established until the affected periods begin.
(5) Variable rate which reprices quarterly based on 5-year constant maturity Treasury rate less a constant spread.
(6) Represents $300 million short position of Eurodollar futures contracts which in aggregate simulated a $100 million 9-month interest rate swap.

         Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure the Corporation's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. The Corporation's credit exposure at the reporting date from derivative financial instruments is represented by the fair value of instruments with a positive fair value at that date and is presented above along with the notional amounts of the instruments. Credit risk disclosures, however, relate to accounting losses that would be recognized if counterparts failed completely to perform their obligations.

         The risk that counterparts to derivative financial instruments might default on their obligations is monitored on an ongoing basis. To manage the level of credit risk, the Corporation reviews the credit standing of its counterparts and enters into master netting agreements whenever possible, and when appropriate, obtains collateral. Master netting agreements incorporate rights of setoff that provide for the net settlement of subject contracts with the same counterparts in the event of default.

         Interest rate swap contracts are primarily used to convert certain deposits and long-term debt to fixed interest rates or to convert certain groups of customer loans to fixed rates. The Corporation's net credit exposure with interest rate swap counterparts totalled $18.3 million at December 31, 1994, and $.5 million at December 31, 1993.

         The table below summarizes, by notional amounts, the activity for each major category of derivative financial instruments.

                                                             Forward
                                    Interest Rate Swaps       Swaps
                                  -----------------------  ------------                            Interest
                                     Pay       Receive         Pay                     Futures       Rate
 (in thousands)                     Fixed       Fixed         Fixed     Basis Swaps   Contracts      Floor
- --------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1992      $ 550,000    $  -          $  -         $  -         $   -       $ 200,000
    Additions                      450,000       -             -          200,000       400,000       -
    Maturities/terminations       (100,000)      -             -            -          (100,000)   (200,000)
- --------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1993        900,000       -             -          200,000       300,000       -
    Additions                      600,000     200,000       650,000        -           475,000       -
    Maturities/terminations       (850,000)      -             -            -          (775,000)      -
- --------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1994      $ 650,000    $200,000      $650,000     $200,000     $  -        $   -
==============================================================================================================

         The table below presents the deferred gains, included in other liabilities on the consolidated balance sheets, related to terminated derivative financial instruments at December 31, 1994 and 1993.

==============================================================================================================
                                                                                      December 31,
                                                                          ------------------------------------
 (in thousands)                                                               1994                  1993
- --------------------------------------------------------------------------------------------------------------
 Interest rate swaps                                                       $2,792                 $ -
 Futures contracts                                                          3,369                  79
- --------------------------------------------------------------------------------------------------------------
    Total deferred gains                                                   $6,161   (1)           $79    (2)
==============================================================================================================

(1) $4,645 will be amortized into income during 1995 and $1,516 will be amortized during 1996.
(2) Amortized into income during 1994.

NOTE 16:  LEGAL AND REGULATORY MATTERS

         The extent to which dividends may be paid to the Corporation from its subsidiaries is governed by applicable laws and regulations. For the Corporation's national bank subsidiaries, the approval of the OCC is required if dividends declared in any year exceed net profits for that year (as defined under the National Bank Act) combined with the retained net profits of the two preceding years. In addition, a national bank may not pay a dividend, make any other capital distribution, or pay management fees if such payment would cause it to fail to satisfy certain minimum capital requirements. In accordance with the most restrictive of these restrictions, at December 31, 1994, FANB and FANBKY had $167.6 million and $1.3 million, respectively, available for distribution as dividends to the Corporation. For the trust company bank subsidiary, approximately $1.4 million was available for distribution as dividends to the Corporation as of December 31, 1994.

         The Corporation and seven other financial institutions are defendants in a class action lawsuit brought in the Circuit Court of Shelby County, Tennessee. The lawsuit alleges antitrust, unconscionability, usury, and contract claims arising out of the defendant's returned check charges. The asserted plaintiff class consists of depositors who have been charged returned check or overdraft fees. The plaintiffs are requesting compensatory and punitive damages of $25.0 million against each defendant. The antitrust, unconscionability, and usury claims were previously dismissed, and in December 1993, the Circuit Court granted the defendants' motion for summary judgment and dismissed the remaining claim. The plaintiffs have appealed. In addition, an antitrust lawsuit alleging a price fixing conspiracy has been filed by the plaintiffs against the Corporation and eight other financial institutions in the U.S. District Court for the Western District of Tennessee. In March 1994, the District Court granted the defendants' motion for summary judgment dismissing the action. The plaintiffs have also appealed in this lawsuit. Management believes these suits are without merit and, based upon information currently known and on advice of counsel, that they will not have a material adverse effect on the Corporation's consolidated financial statements.

         Also, there are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.

NOTE 17:  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for both on- and off-balance-sheet assets and liabilities for which it is practicable to estimate fair value. The techniques used for this valuation are significantly affected by the assumptions used, including the amount and timing of future cash flows and the discount rate. Such estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets. Accordingly, the aggregate fair value amounts presented are not meant to represent the underlying value of the Corporation.

                                                                           December 31
                                                    ---------------------------------------------------------
                                                              1994                            1993
                                                    ------------------------        -------------------------
                                                                   Estimated                        Estimated
                                                    Carrying         Fair             Carrying         Fair
 (in thousands)                                      Amount         Value              Amount         Value
- -------------------------------------------------------------------------------------------------------------
 Financial instruments (assets):
    Cash and short-term investments                $  502,128     $  502,128        $  502,314     $  502,314
    Securities held to maturity                     1,485,311      1,410,504           657,835        670,764
    Securities available for sale                     664,748        664,748         1,392,984      1,392,984
    Federal funds sold and securities purchased
      under agreement to resell                        26,634         26,634           144,785        144,785
    Trading account securities                          8,617          8,617            12,263         12,263
    Loans, net of unearned discount and net
      deferred loan fees                            4,863,310      4,662,158         4,340,088      4,294,969
- -------------------------------------------------------------------------------------------------------------
      Total financial instruments (assets)          7,550,748     $7,274,789         7,050,269     $7,018,079
      Non-financial instruments (assets)              206,433                          138,053
- -------------------------------------------------------------------------------------------------------------
      Total assets                                 $7,757,181                       $7,188,322
=============================================================================================================
 Financial instruments (liabilities):
    Non-interest bearing deposits                  $1,243,863     $1,243,863        $1,232,951     $1,232,951
    Interest bearing deposits                       4,617,198      4,492,615         4,457,607      4,466,156
- -------------------------------------------------------------------------------------------------------------
      Total deposits                                5,861,061      5,736,478         5,690,558      5,699,107
    Short-term borrowings                             929,840        929,840           756,763        756,763
    Long-term debt                                    252,067        245,895            65,945         66,516
- -------------------------------------------------------------------------------------------------------------
      Total financial instruments (liabilities)     7,042,968     $6,912,213         6,513,266     $6,522,386
      Non-financial instruments (liabilities and
          shareholders' equity)                       714,213                          675,056
- -------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity   $7,757,181                       $7,188,322
=============================================================================================================

         The estimated fair values for the Corporation's off-balance-sheet financial instruments are summarized as follows:

                                                                           December 31
                                                    -----------------------------------------------------------
                                                               1994                           1993
                                                    ------------------------       ----------------------------
                                                     Contractual   Estimated        Contractual       Estimated
                                                     or Notional     Fair           or Notional          Fair
 (in thousands)                                        Amount       Value             Amount            Value
- ---------------------------------------------------------------------------------------------------------------
 Commitments to extend credit                      $1,881,503       $ 2,501         $1,339,216        $ 2,608
 Standby letters of credit                            188,833           953            135,402            718
 Commercial letters of credit                          54,156           135             56,077            140
 Interest rate swaps                                  850,000        11,630            900,000         (2,391)
 Forward interest rate swaps                          650,000         5,946                  -              -
 Basis swaps                                          200,000           286            200,000           (615)
 Futures contracts                                          -             -            300,000             31
===============================================================================================================

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments.

    Cash and short-term investments -- The carrying amounts reported in the balance sheet approximate fair values since such instruments mature within 90 days or less and present no anticipated credit concerns.

    Securities held to maturity, securities available for sale, and trading account securities -- Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

    Loans -- For variable loans that reprice frequently, fair values are based on carrying values. The fair values for certain homogeneous categories of loans, such as residential mortgages, are estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair values for other loans are estimated by discounting estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit risk and for similar maturities.

    Deposits -- The fair value of deposits with no stated maturity, such as demand deposits, NOW accounts, money market accounts, and regular savings accounts, is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposits and other fixed maturity time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. Any foreign deposits are valued at the carrying value due to the frequency with which rates for such deposits are adjusted to a market rate.

    Short-term borrowings -- Fair value is estimated to equal the carrying amount since these instruments have a relatively short maturity.

    Long-term debt -- Rates for long-term debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

    Off-balance-sheet instruments -- The fair value of commitments to extend credit is based on unamortized deferred loan fees and costs. For letters of credit, fair value is estimated using fees currently charged to enter into similar agreements with similar maturities. The fair value of the Corporation's outstanding futures contracts is based on quoted market prices, and the estimated fair value of interest rate swaps is based on estimated costs to settle the obligations with the counterparts at the reporting date.

NOTE 18:  PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for First American Corporation (Parent Company only) was as follows:

CONDENSED BALANCE SHEETS

                                                                                         December 31
                                                                                  -------------------------
 (in thousands)                                                                     1994            1993
- -----------------------------------------------------------------------------------------------------------
 Assets
   Cash                                                                           $     41         $     41
   Securities held to maturity                                                           -              174
   Securities available for sale                                                       540                -
   Short-term investments with subsidiary                                           71,466           70,067
   Investment in subsidiaries, at cost adjusted for equity in earnings and
    net unrealized gains (losses) on securities available for sale                 589,764          571,727
   Other assets                                                                      7,152            7,135
- -----------------------------------------------------------------------------------------------------------
    Total assets                                                                  $668,963         $649,144
===========================================================================================================
 Liabilities and shareholders' equity
   Long-term debt                                                                 $ 49,734         $ 63,296
   Other liabilities                                                                 2,533            4,139
- -----------------------------------------------------------------------------------------------------------
    Total liabilities                                                               52,267           67,435
- -----------------------------------------------------------------------------------------------------------
   Preferred stock, without par value                                                    -                -
   Common stock, $5 par value                                                      130,724          129,941
   Capital surplus                                                                 119,549          117,015
   Retained earnings                                                               381,408          313,644
   Deferred compensation on restricted stock                                        (1,629)            (940)
- -----------------------------------------------------------------------------------------------------------
    Realized shareholders' equity                                                  630,052          559,660
   Net unrealized gains (losses) on securities available for sale,
    net of tax                                                                     (13,356)          22,049
- -----------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                     616,696          581,709
- -----------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                    $668,963         $649,144
===========================================================================================================

CONDENSED INCOME STATEMENTS

                                                                            Year Ended December 31
                                                                  ----------------------------------------
 (in thousands)                                                      1994           1993            1992
- ----------------------------------------------------------------------------------------------------------
 Income
   Dividends from subsidiaries:
    Banks                                                          $42,037       $ 11,763          $ 4,481
    Trust Company                                                    2,918          2,491              750
   Fees from subsidiaries                                            2,714              -              866
   Interest from subsidiaries                                        2,102          1,359              912
   Interest on time deposits with other banks and other
    income                                                             262          1,131              309
- ----------------------------------------------------------------------------------------------------------
      Total income                                                  50,033         16,744            7,318
- ----------------------------------------------------------------------------------------------------------
 Expenses
   Interest expense on long-term debt                                3,595          3,751            1,191
   Other expenses                                                    3,399          1,357            1,043
- ----------------------------------------------------------------------------------------------------------
      Total expenses                                                 6,994          5,108            2,234
- ----------------------------------------------------------------------------------------------------------
 Income before income taxes and cumulative effect of changes
   in accounting principles                                         43,039         11,636            5,084
 Reduction to consolidated income taxes arising from parent
   company loss                                                        726            998               50
- ----------------------------------------------------------------------------------------------------------
 Income before equity in undistributed earnings (loss) of
   subsidiaries and cumulative effect of changes in accounting
   principles                                                       43,765         12,634            5,134
- ----------------------------------------------------------------------------------------------------------
 Equity in undistributed earnings (loss) of subsidiaries
 before cumulative effect of changes in accounting principles:
    Banks                                                           47,085         89,411           35,145
    Trust Company                                                     (118)          (148)           1,693
- ----------------------------------------------------------------------------------------------------------
      Total equity in undistributed earnings of subsidiaries        46,967         89,263           36,838
- ----------------------------------------------------------------------------------------------------------
 Net income before cumulative effect of changes in accounting
   principles                                                       90,732        101,897           41,972
 Cumulative effect of changes in accounting principles, net
   of tax                                                                -            (84)               -
- ----------------------------------------------------------------------------------------------------------
 Net income                                                        $90,732       $101,813          $41,972
==========================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31

 (in thousands)                                                      1994           1993            1992
- ----------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
   Net income                                                     $ 90,732       $101,813         $ 41,972
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Undistributed income of subsidiaries                         (46,967)       (89,263)         (36,838)
      Cumulative effect of changes in accounting principles,
        net of tax                                                       -             84                -
      Amortization                                                      32            735                -
      Deferred income tax expense                                      284             44              219
      Change in assets and liabilities:
        Increase (decrease) in accrued interest payable                (56)           724              (16)
        (Increase) decrease in other assets                            606           (459)           1,643
        Increase (decrease) in other liabilities                    (1,721)         1,293           (2,446)
- ----------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                        42,910         14,971            4,534
- ----------------------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES
   Net increase in short-term securities with subsidiary            (1,399)       (19,128)         (30,268)
   Proceeds from maturity of securities held to maturity               174         50,070               85
   Purchases of securities held to maturity                              -        (50,691)               -
   Purchases of securities available for sale                         (540)             -                -
   Acquisitions                                                     (6,476)       (27,500)               -
   Capital contributions to bank subsidiary                              -         (5,000)         (15,000)
- ----------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                            (8,241)       (52,249)         (45,183)
- ----------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                              -         49,680                -
   Repayment of long-term debt                                     (13,593)        (1,500)               -
   Issuance of common shares:
    Public stock offering                                                -              -           40,801
    Employee Benefit and Dividend Reinvestment Plans                 1,892          3,381            4,787
   Cash dividends paid                                             (22,968)       (14,282)          (4,939)
- ----------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities             (34,669)        37,279           40,649
- ----------------------------------------------------------------------------------------------------------
 Increase in cash                                                        -              1                -
 Cash, beginning of year                                                41             40               40
- ----------------------------------------------------------------------------------------------------------
 Cash, end of year                                                $     41       $     41         $     40
==========================================================================================================
 Cash paid during the year for:
   Interest expense                                               $  3,651       $  3,027         $  1,207
   Income taxes                                                     51,373         43,363           16,466
- ----------------------------------------------------------------------------------------------------------

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   FIRST AMERICAN CORPORATION
                                                          (Registrant)

                                                   BY: /s/ DENNIS C. BOTTORFF
                                                   -----------------------------
                                                   DENNIS C. BOTTORFF,
                                                   CHAIRMAN, PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER


Date: March 16, 1995


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Dennis C. Bottorff                         /s/ Martin E. Simmons
- ---------------------------------------        -------------------------------------
Dennis C. Bottorff                             Martin E. Simmons
Chairman, President and Chief Executive        Executive Vice
Officer and Director                           President, General Counsel, Secretary
Dated: March 16, 1995                          and Principal Financial Officer
                                               Dated: March 16, 1995




                                               /s/ Marvin J. Vannatta, Jr.
                                               --------------------------------------
                                               Marvin J. Vannatta, Jr.
                                               Executive Vice President and Principal
                                               Accounting Officer
                                               Dated: March 16, 1995

                                                     /s/ William O. McCoy
         -----------------------                     --------------------
         SAMUEL E. BEALL, II                         WILLIAM O. MCCOY
         Director                                    Director
         Dated:                                      Dated:  March 16, 1995

         /s/ Earnest W. Deavenport, Jr.              /s/ Dale W. Polley
         ------------------------------              ------------------
         EARNEST W. DEAVENPORT, JR.                  DALE W. POLLEY
         Director                                    Director
         Dated:  March 16, 1995                      Dated:  March 16, 1995

         /s/ Reginald D. Dickson                     /s/ Dr. Roscoe R. Robinson
         -----------------------                     --------------------------
         REGINALD D. DICKSON                         DR. ROSCOE R. ROBINSON
         Director                                    Director
         Dated:  March 16, 1995                      Dated:  March 16, 1995

         /s/ T. Scott Fillebrown, Jr.                /s/ James F. Smith, Jr.
         ----------------------------                -----------------------
         T. SCOTT FILLEBROWN, JR.                    JAMES F. SMITH, JR.
         Director                                    Director
         Dated:  March 16, 1995                      Dated:  March 16, 1995

         /s/ James A. Haslam, II                     /s/ Cal Turner, Jr.
         -----------------------                     -------------------
         JAMES A. HASLAM, II                         CAL TURNER, JR.
         Director                                    Director
         Dated:  March 16, 1995                      Dated:  March 16, 1995

         /s/ Martha R. Ingram                        /s/ Ted H. Welch
         --------------------                        ----------------
         MARTHA R. INGRAM                            TED H. WELCH
         Director                                    Director
         Dated:  March 16, 1995                      Dated:  March 16, 1995

         /s/ Walter G. Knestrick                     /s/ David K. Wilson
         -----------------------                     -------------------
         WALTER G. KNESTRICK                         DAVID K. WILSON
         Director                                    Director
         Dated:  March 16, 1995                      Dated:  March 16, 1995

         /s/ Gene C. Koonce                          /s/ Toby S. Wilt
         ------------------                          ----------------
         GENE C. KOONCE                              TOBY S. WILT
         Director                                    Director
         Dated:  March 16, 1995                      Dated:  March 16, 1995

         /s/ James R. Martin                         /s/ William S. Wire
         -------------------                         -------------------
         JAMES R. MARTIN                             WILLIAM S. WIRE
         Director                                    Director
         Dated: March 16, 1995                       Dated:  March 16, 1995

         /s/ Robert A. McCabe, Jr.
         ------------------------
         ROBERT A. MCCABE, JR.
         Director
         Dated:  March 16, 1995

For purposes of EDGAR filing for 12/31/94 Form 10-K:

                                        APPENDIX TO ELECTRONIC FORMAT DOCUMENT

Graph #1:                 In the Overview section of Management's Discussion
                          and Analysis, this bar graph depicts the Company's net income (loss) per share for 1990 through 1994.
                          For 1994, this graph also depicts the Company's 1994 earnings per share based on earnings exclusive of negative loan loss provision and available for sale securities losses realized in the fourth quarter of 1994. For 1993, this graph also depicts the Company's 1993 based on earnings exclusive of negative loan loss provisions in the last three quarters of 1993 and charitable contribution to First
                          American Foundation in the fourth quarter of 1993.
                          This graph appears in the paper format version of the document and not in this electronic filing.

Graph #2:                 In the Overview section of Management's Discussion
                          and Analysis, this bar graph depicts the Company's return on average equity for 1990 through 1994. For
                          1994, this graph also depicts the Company's 1994 return on average equity based on earnings exclusive of negative loan loss provision and available for sale securities losses realized in the fourth quarter of 1994. For 1993, this graph also depicts the Company's 1993 return on average equity based on earnings exclusive of negative loan loss provisions in the last three quarters of 1993 and charitable contribution to First American Foundation in the fourth quarter of 1993. This graph appears in the paper format version of the document and not in this electronic filing.

Graph #3:                 In the Overview section of Management's Discussion
                          and Analysis, this bar graph depicts the Company's return on average assets for 1990 through 1994. For
                          1994, this graph also depicts the Company's 1994 return on average assets based on earnings exclusive of negative loan loss provision and available for sale securities losses realized in the fourth quarter of 1994. For 1993, this graph also depicts the Company's 1993 return on average assets based on earnings exclusive of negative loan loss provisions in the last three quarters of 1993 and charitable contribution to First American Foundation in the fourth quarter of 1993. This graph appears in the paper format version of the document and not in this electronic filing.

Graph #4:                 In the Net Interest Income section of Management's
                          Discussion and Analysis, this bar graph depicts the Company's net interest income (taxable equivalent basis) for 1990 through 1994. This graph appears in the paper format version of the document and not in this electronic filing.

Graph #5:                 In the Non-Interest Expense section of Management's
                          Discussion and Analysis, this bar graph depicts the Company's operating efficiency ratio for 1990 through 1994. For 1994, the ratio excludes available for sale securities losses realized in the fourth quarter of 1994. For 1993, the ratio excludes the charitable contribution to First American Foundation. For 1990, the ratio excludes the gain on the sale of credit card receivables. This graph appears in the paper format version of the document and not in this electronic filing.

Graph #6:                 In the Loans section of Management's Discussion and
                          Analysis, this bar graph depicts the Company's loans, net of discount and fees, at year-end 1990 through 1994. This graph appears in the paper format version of the document and is not in this electronic filing.

Graph #7:                 In the Allowance and Provision for Possible Loan
                          Losses section of Management's Discussion and Analysis, this bar graph depicts the Company's allowance to net loans at year-end 1990 through 1994.
                          This graph appears in the paper format version of the document and is not in this electronic filing.

Graph #8:                 In the Allowance and Provision for Possible Loan
                          Losses section of Management's Discussion and Analysis, this bar graph depicts the Company's net charge-offs (recoveries) to average loans for 1990 through 1994. This graph appears in the paper format version of the document and is not in this electronic filing.

Graph #9:                 In the Asset Quality section of Management's
                          Discussion and Analysis, this bar graph depicts the Company's nonperforming assets to loans and foreclosed properties at year-end 1990 through 1994.
                          This graph appears in the paper format version of the document and is not in this electronic filing.

Graph #10:                In the Deposits section of Management's Discussion
                          and Analysis, this bar graph depicts the Company's core deposits at year-end 1990 through 1994. This graph appears in the paper format version of the document and is not in this electronic filing.

Graph #11:                In the Capital Position section of Management's
                          Discussion and Analysis, this bar graph depicts the Company's average equity to average assets for 1990 through 1994. This graph appears in the paper format version of the document and not in this electronic filing.

                                EXHIBIT INDEX


NUMBER                       NAME                                      PAGE
- ------                       ----                                      ----

Exhibit 3.2                  By-laws of the Corporation                 102

Exhibit 10.3(h)              Amended Salary Deferral Agreement          125

Exhibit 21                   List of Subsidiaries                       130

Exhibit 23                   Accountants' Consent                       131

Exhibit 27                   Financial Data Schedule