Form 10-Q
period 1995-03-31
FIRST AMERICAN CORP /TN/
filed 1995-05-11
CIK 36068

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

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

Yes  X   No     .
   -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common shares outstanding: 25,865,307 as of April 24, 1995.

                         PART I.  FINANCIAL INFORMATION


                                     ITEM 1

                              FINANCIAL STATEMENTS


                        FOR QUARTER ENDED MARCH 31, 1995

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS


                                                                                                  QUARTER ENDED
                                                                                                    MARCH 31
                                                                                           --------------------------
                                                                                              1995            1994
                                                                                           ----------      ----------
                                                                                               (IN THOUSANDS EXCEPT
                                                                                                PER SHARE AMOUNTS)
INTEREST INCOME
  Interest and fees on loans                                                                 $102,242        $ 78,311
  Interest and dividends on securities                                                         32,513          30,773
  Interest on Federal funds sold and securities
     purchased under agreements to resell                                                         803           1,193
  Interest on time deposits with other banks and other interest                                   351             295
- ------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                                    135,909         110,572
- ------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits:
     NOW accounts                                                                               3,742           3,774
     Money market accounts                                                                     18,120          12,501
     Regular savings                                                                            2,126           2,454
     Certificates of deposit under $100,000                                                    13,302          10,042
     Certificates of deposit $100,000 and over                                                  5,157           2,761
     Other time and foreign                                                                     4,688           3,807
- ------------------------------------------------------------------------------------------------------------------------
     Total interest on deposits                                                                47,135          35,339
- ------------------------------------------------------------------------------------------------------------------------
  Interest on short-term borrowings                                                            11,312           5,144
  Interest on long-term debt                                                                    4,410             939
- ------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                                    62,857          41,422
- ------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                            73,052          69,150
PROVISION FOR LOAN LOSSES (NOTE 3)                                                              -               -
- ------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                            73,052          69,150
- ------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                                                          10,705           9,421
  Commissions and fees on fiduciary activities                                                  3,903           4,234
  Investment services income and trading account revenue                                        2,833           2,652
  Merchant discount fees                                                                          675             624
  Net realized gain (loss) and write down on securities                                            17            (403)
  Other income                                                                                  6,072           7,107
- ------------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                                                 24,205          23,635
- ------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                                               34,209          31,668
  Net occupancy expense                                                                         5,244           5,413
  Equipment expense                                                                             3,452           3,587
  Systems and processing expense                                                                2,452           3,419
  FDIC insurance expense                                                                        3,191           3,099
  Marketing expense                                                                             2,030           1,690
  Communication expense                                                                         2,421           1,986
  Supplies expense                                                                              1,474           1,326
  Foreclosed properties expense (income), net                                                    (614)           (776)
  Other expenses                                                                                5,866           5,533
- ------------------------------------------------------------------------------------------------------------------------
     Total non-interest expense                                                                59,725          56,945
- ------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                                               37,532          35,840
Income tax expense                                                                             13,614          13,900
- ------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                   $ 23,918        $ 21,940
========================================================================================================================
PER COMMON SHARE:
  Net income                                                                                 $   0.92        $    .84
  Cash dividends                                                                                 0.25             .21
========================================================================================================================
Weighted average common shares outstanding                                                     26,094          26,041
========================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31                DECEMBER 31
                                                                        ---------------------------     --------------
                                                                            1995            1994             1994
                                                                        -----------     -----------     --------------
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks                                                $  379,708      $  358,477       $  498,273
  Time deposits with other banks                                             22,104          21,875            3,855
  Securities:
     Held to maturity (market value $1,396,141, $1,061,373 and
        $1,410,504, respectively)                                         1,435,336       1,066,333        1,485,311
     Available for sale (amortized cost $548,112, $1,027,337
        and $685,880, respectively)                                         538,208       1,025,499          664,748
- ------------------------------------------------------------------------------------------------------------------------
        Total securities                                                  1,973,544       2,091,832        2,150,059
- ------------------------------------------------------------------------------------------------------------------------
  Federal funds sold and securities purchased under
     agreements to resell                                                    69,164         257,338           26,634
  Trading account securities                                                 14,491           6,623            8,617
  Loans:
     Commercial                                                           2,364,694       1,867,734        2,280,702
     Consumer--amortizing mortgages                                       1,164,754       1,044,943        1,136,768
     Consumer--other                                                      1,049,720       1,015,843        1,042,688
     Real estate--construction                                              137,140          96,622          127,228
     Real estate--commercial mortgages and other                            308,278         308,844          282,856
- ------------------------------------------------------------------------------------------------------------------------
        Total loans                                                       5,024,586       4,333,986        4,870,242
     Unearned discount and net deferred loan fees                             6,479           7,864            6,932
- ------------------------------------------------------------------------------------------------------------------------
        Loans, net of unearned discount and net deferred
          loan fees                                                       5,018,107       4,326,122        4,863,310
     Allowance for possible loan losses (note 3)                            127,057         137,151          127,148
- ------------------------------------------------------------------------------------------------------------------------
        Total net loans                                                   4,891,050       4,188,971        4,736,162
- ------------------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                               107,330         102,925          104,244
  Foreclosed properties                                                       9,578          17,171            9,607
  Other assets                                                              180,024         275,543          219,730
- ------------------------------------------------------------------------------------------------------------------------
        Total assets                                                     $7,646,993      $7,320,755       $7,757,181
========================================================================================================================
LIABILITIES
  Deposits:
     Demand (non-interest-bearing)                                       $1,081,231      $1,176,669       $1,243,863
     NOW accounts                                                           753,269         812,699          789,137
     Money market accounts                                                1,683,243       1,466,220        1,590,164
     Regular savings                                                        360,928         435,144          392,089
     Certificates of deposit under $100,000                               1,149,742       1,117,603        1,122,848
     Certificates of deposit $100,000 and over                              458,876         334,119          355,221
     Other time                                                             302,282         321,337          307,439
     Foreign                                                                 78,067          25,013           60,300
- ------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                    5,867,638       5,688,804        5,861,061
- ------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                                                     800,714         867,950          929,840
  Long-term debt                                                            252,082          52,366          252,067
  Other liabilities                                                          96,774         136,035           97,517
- ------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                 7,017,208       6,745,155        7,140,485
- ------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Common stock, $5 par value; authorized 50,000,000
     shares; issued: 25,844,162 shares at March 31, 1995;
     26,062,254 shares at March 31, 1994 and 26,144,846
     shares at December 31, 1994                                            129,221         130,311          130,724
  Capital surplus                                                           109,833         118,439          119,549
  Retained earnings                                                         398,786         330,113          381,408
  Deferred compensation on restricted stock                                  (1,633)         (2,138)          (1,629)
- ------------------------------------------------------------------------------------------------------------------------
        Realized shareholders' equity                                       636,207         576,725          630,052
  Net unrealized gains (losses) on securities available
     for sale, net of tax                                                    (6,422)         (1,125)         (13,356)
- ------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                          629,785         575,600          616,696
- ------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                       $7,646,993      $7,320,755       $7,757,181
========================================================================================================================


See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                   NET
                                                                                                UNREALIZED
                                                                                   DEFERRED       GAINS
                                                                                 COMPENSATION    (LOSSES)
                                                                                      ON      ON SECURITIES
THREE MONTHS ENDED MARCH 31, 1994, AND           COMMON     CAPITAL     RETAINED  RESTRICTED    AVAILABLE
  MARCH 31, 1995                                 STOCK      SURPLUS     EARNINGS     STOCK       FOR SALE     TOTAL
                                               ---------   ---------    --------  -----------   ---------   ---------
                                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Balance, January 1, 1994                        $129,941    $117,015    $313,644   $    (940)    $ 22,049    $581,709
Issuance of 28,853 common shares in
  connection with Employee Benefit Plan, net
  of discount on Dividend Reinvestment Plan          144         277       -           -             -            421
Issuance of 45,200 shares of restricted common
  stock                                              226       1,147       -          (1,373)        -          -
Amortization of deferred compensation on
  restricted stock                                 -           -           -             175         -            175
Net income                                         -           -          21,940       -             -         21,940
Cash dividends declared ($.21 per common
  share)                                           -           -          (5,471)      -             -         (5,471)
Change in net unrealized gains and losses on
  securities available for sale, net of taxes      -           -           -           -          (23,174)    (23,174)
- ------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1994                          $130,311    $118,439    $330,113   $  (2,138)   $  (1,125)   $575,600
========================================================================================================================

Balance, January 1, 1995                        $130,724    $119,549    $381,408   $  (1,629)   $ (13,356)   $616,696
Issuance of 87,416 common shares in
  connection with Employee Benefit Plan, net
  of discount on Dividend Reinvestment Plan          437       1,381       -           -             -          1,818
Issuance of 6,900 shares of restricted common
  stock                                               35         171       -            (206)        -          -
Repurchase of 395,000 shares of common stock      (1,975)    (11,268)      -            -            -        (13,243)
Amortization of deferred compensation on
  restricted stock                                 -           -           -             202         -            202
Net income                                         -           -          23,918       -             -         23,918
Cash dividends declared ($.25 per common
  share)                                           -           -          (6,540)      -             -         (6,540)
Change in net unrealized gains and losses on
  securities available for sale, net of taxes      -           -           -           -            6,934       6,934
- ------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                         $129,221    $109,833    $398,786   $  (1,633)   $  (6,422)   $629,785
========================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH  31
                                                                                           --------------------------
                                                                                              1995            1994
                                                                                           ----------      ----------
                                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                                                $  23,918       $  21,940
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
        Provision for loan losses                                                               -               -
        Depreciation of premises and equipment                                                  3,235           3,377
        Amortization of intangible assets                                                         858             788
        Other amortization (accretion), net                                                    (2,502)           (303)
        Deferred income tax expense (benefit)                                                   3,479          (1,090)
        Net realized (gain) loss and write down on securities                                     (17)            403
        Net (gain) loss on sales of premises and equipment                                         17            (176)
        Change in assets and liabilities:
           Increase in accrued interest receivable                                               (610)           (743)
           Increase (decrease) in accrued interest payable                                      2,721             (15)
           (Increase) decrease in trading account securities                                   (5,874)          5,640
           (Increase) decrease in other assets                                                 31,580        (107,336)
           Increase (decrease) in other liabilities                                            (3,457)         42,875
- ------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                                       53,348         (34,640)
- ------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net increase in time deposits with other banks                                              (18,249)        (19,680)
  Proceeds from sales of securities available for sale                                        284,177         787,062
  Proceeds from maturities of securities available for sale                                     4,300          86,899
  Purchases of securities available for sale                                                 (148,840)       (544,022)
  Proceeds from maturities of securities held to maturity                                      77,683          48,331
  Purchases of securities held to maturity                                                    (26,714)       (457,126)
  Net increase in Federal funds sold and securities
     purchased under agreements to resell                                                     (42,530)       (112,553)
  Net (increase) decrease in loans                                                           (154,888)         16,993
  Proceeds from sales of premises and equipment                                                    43             748
  Purchases of premises and equipment                                                          (6,381)         (4,278)
- ------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                    (31,399)       (197,626)
- ------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                           6,577          (1,754)
  Net increase (decrease) in short-term borrowings                                           (129,126)        111,187
  Redemption of 7 5/8% debentures at 101.22%                                                    -             (13,759)
  Net proceeds from issuance of common stock                                                    1,818             421
  Cash dividends paid                                                                          (6,540)         (5,471)
  Repurchase of common stock                                                                  (13,243)          -
- ------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                                     (140,514)         90,624
- ------------------------------------------------------------------------------------------------------------------------
  Decrease in cash and due from banks                                                        (118,565)       (141,642)
  Cash and due from banks, January 1                                                          498,273         500,119
- ------------------------------------------------------------------------------------------------------------------------
  Cash and due from banks, March 31                                                         $ 379,708       $ 358,477
========================================================================================================================
  Cash paid during the period for:
     Interest expense                                                                       $  60,136       $  41,437
     Income taxes                                                                                 703           3,486
  Noncash investing activities:
     Foreclosures                                                                                  98             775
- ------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION
     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the banking industry.
     The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Corporation's 1994 Annual Report to Shareholders. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. Certain prior year amounts have been reclassified to conform with current year presentation. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

(2)  NONPERFORMING ASSETS
     Nonperforming assets were as follows:

                                                                                 MARCH 31           December 31
- ------------------------------------------------------------------------------------------------------------------------
  (in thousands)                                                            1995         1994           1994
- ------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                         $ 10,505     $ 21,392      $ 11,510
Foreclosed properties                                                        9,578       17,171         9,607
- ------------------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                              $ 20,083     $ 38,563      $ 21,117
========================================================================================================================
90 days or more past due
  on accrual                                                              $  7,329     $  3,868      $  4,530
========================================================================================================================
Nonperforming assets as a percent of
  loans and foreclosed properties                                              .40%         .89%          .43%
========================================================================================================================

(3)  ALLOWANCE FOR POSSIBLE LOAN LOSSES
     Transactions in the allowance for possible loan losses were as follows:

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
- ------------------------------------------------------------------------------------------------------------------------
  (in thousands)                                                                         1995          1994
- ------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                     $127,148      $134,124
Provision (credited) charged to operating expenses                                        -             -
- ------------------------------------------------------------------------------------------------------------------------
                                                                                        127,148       134,124
- ------------------------------------------------------------------------------------------------------------------------
Loans charged off                                                                         3,535         2,468
Recoveries of loans previously charged off                                               (3,444)       (5,495)
- ------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                                                 91        (3,027)
- ------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                      $127,057      $137,151
========================================================================================================================

Allowance ratios were as follows:

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31
- ------------------------------------------------------------------------------------------------------------------------
                                                                                        1995          1994
- ------------------------------------------------------------------------------------------------------------------------
Allowance end of period to net loans outstanding                                        2.53%         3.17%
Net charge-offs (recoveries) to average loans (annualized)                               .01          (.29)
========================================================================================================================

(4)  LONG-TERM DEBT
     On January 31, 1994, the Corporation redeemed the remaining balance of approximately $13.6 million of its 7 5/8% debentures due in 2002, at a price of 101.22%.
     The Corporation borrowed $100 million from the Federal Home Loan Bank on August 2, 1994, and $100 million on December 29, 1994. Each advance has a maturity of three years and interest which is payable and reprices monthly based on LIBOR. At March 31, 1995, the average interest rate on the $200 million was 6.18%.

(5)  ACQUISITIONS
     In February 1995, the Corporation signed a definitive merger agreement under which all of the outstanding shares of Heritage Federal Bancshares, Inc. (Heritage Federal) will be exchanged for approximately $103 million of First American Corporation common stock. Heritage Federal is a holding company for Heritage Federal Bank for Savings, which is a savings bank with $521.5 million in assets at December 31, 1994, is headquartered in Kingsport, Tennessee, and operates 13 offices primarily in the East Tennessee areas of Tri-Cities, Anderson County, and Roane County. The merger is expected to be completed during the fourth quarter of 1995, subject to approval by regulatory authorities and a vote of Heritage Federal shareholders.
     On April 1, 1994, the Corporation consummated its purchase of all of the outstanding shares of Fidelity Crossville Corp. (FCC), the parent company of First Fidelity Savings Bank, F.S.B. (First Fidelity) located in Crossville, Tennessee, for $6.5 million. First Fidelity was a Federal stock savings bank with offices in Crossville and Fairfield Glade with total assets of $48.7 million on March 31, 1994. In conjunction with the acquisition, First Fidelity was merged into First American National Bank and First Fidelity's two offices became branches of First American National Bank. The transaction was accounted for as a purchase.

(6)  ACCOUNTING MATTERS
     During 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 was amended in 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These pronouncements, which were adopted prospectively by the Corporation on January 1, 1995, require that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The Corporation's financial position and results of operations were not materially impacted by the adoption of SFAS No. 114 and SFAS No. 118.

(7)  EARNINGS PER COMMON SHARE
     Earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during each respective period.

(8)  COMMON STOCK
     The Corporation purchased 395,000 shares of First American Corporation stock in the open market during the first quarter of 1995 at a total cost of $13.2 million. Under Tennessee law, such shares have been recognized as authorized but unissued. Accordingly, the excess of the purchase price over par has been reflected as a reduction from capital surplus.

                         PART I.  FINANCIAL INFORMATION


                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                        FOR QUARTER ENDED MARCH 31, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION


      The following discussion should be read in conjunction with the consolidated financial statements appearing within this report. Reference should also be made to First American Corporation's 1994 Annual Report for a complete discussion of factors that impact results of operations, liquidity, and capital.

OVERVIEW
      Net income for the first quarter of 1995 was $23.9 million, or $.92 per share compared with $21.9 million, or $.84 per share, for the first quarter of 1994. The $2.0 million increase in first quarter 1995 earnings compared to the same time last year included a $3.9 million increase in net interest income, a $.6 million increase in non-interest income, and a $2.8 million increase in non-interest expense. Return on average assets (ROA) and return on average equity (ROE) were 1.28% and 15.22%, respectively.
      In February 1995, First American signed a definitive merger agreement under which all of the outstanding shares of Heritage Federal Bancshares, Inc. (Heritage Federal) will be exchanged for approximately $103 million of First American common stock. Heritage Federal is a holding company for Heritage Federal Bank for Savings, which is a savings bank with $521.5 million in assets at December 31, 1994, is headquartered in Kingsport, Tennessee, and operates
13 offices primarily in the East Tennessee areas of Tri-Cities, Anderson County, and Roane County. The merger is expected to be completed during the fourth quarter of 1995, subject to approval by regulatory authorities and a vote of Heritage Federal shareholders.
      On April 1, 1994, First American consummated its purchase of all of the outstanding shares of Fidelity Crossville Corp. (FCC), the parent company of First Fidelity Savings Bank, F.S.B.(First Fidelity) located in Crossville, Tennessee, for $6.5 million. First Fidelity was a Federal stock savings bank with offices in Crossville and Fairfield Glade, Tennessee, with total assets of $48.7 million on March 31, 1994. In conjunction with the acquisition, First Fidelity was merged into First American National Bank and First Fidelity's two offices became branches of First American National Bank. The transaction was accounted for as a purchase.

RESULTS OF OPERATIONS
NET INTEREST INCOME
      Net interest income is First American's largest source of income and was $73.9 million in the first quarter of 1995 on a taxable equivalent basis. This was up $3.9 million, or 6%, from $70.0 million in the first quarter of 1994. Net interest income is the difference between total interest income earned on loans, securities, and other earning assets and total interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is affected by the volume and mix of earning assets and interest-bearing liabilities and the corresponding interest yields and costs.
      Total interest income on a taxable equivalent basis amounted to $136.8 million for the first quarter of 1995, compared to $111.4 million for the first quarter of 1994, an increase of $25.4 million, or 23%. Of the $25.4 million increase, $16.9 million resulted from an increase in average yields and $8.5 million was due to a higher volume of earning assets (primarily loans). The average yield on earning assets increased 98 basis points to 7.95% from 6.97%, reflecting a higher interest rate environment in the first quarter of 1995 compared to the first quarter of 1994. For example, the national prime lending rate and 5-year treasury security yields averaged 8.83% and 7.39%, respectively, in the first quarter of 1995 compared to 6.02% and 5.48%, respectively, in the first quarter of 1994. Average earning assets rose $492.6 million, or 8%, to $6.98 billion. Average loans increased $596.8 million, or 14%, to $4.90 billion, average securities declined $2.0 million to $1.99 billion, and average money market investments dropped $102.2 million to $80.3 million.

      Total interest expense in the first quarter of 1995 increased $21.4 million to $62.9 million from the first quarter of 1994. Of the increase, $17.6 million was due to higher average interest rates paid on interest-bearing funds and $3.8 million resulted from an increase in the volume of interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 124 basis points to 4.43% from 3.19%, reflecting a higher interest rate environment. For example, the Federal funds rate averaged 5.95% in the first quarter of 1995 versus 3.21% in the first quarter of 1994. In the first quarter of 1995, average interest-bearing liabilities grew $489.0 million, or 9%, to $5.78 billion from $5.27 billion in the first quarter of 1994. Average interest-bearing deposits increased $170.3 million, or 4%, to $4.66 billion, average short-term borrowings rose $123.5 million, or 17%, to $847.6 million, and average long-term debt increased $195.2 million, or 343%, to $252.1 million.
      Net interest income increased primarily as a result of the increase in the volume of earning assets partially offset by a lower net interest spread. Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities. For the first quarter of 1995, First American's net interest spread declined 26 basis points to 3.52% from 3.78% for the first quarter of 1994. This decline was due primarily to a 124 basis point increase in the rates paid on interest-bearing liabilities which exceeded the 98 basis point increase in yields on earning assets. As the net interest spread declined, the net interest margin, which is net interest income expressed as a percentage of average earning assets, decreased to 4.30% for the first quarter of 1995 as compared with 4.38% for the same quarter a year earlier.

PROVISION FOR LOAN LOSSES
      This topic is addressed under the caption "Allowance and Provision for Possible Loan Losses."

NON-INTEREST INCOME
      Total non-interest income was $24.2 million for the first quarter of 1995 compared with $23.6 million for the first quarter of 1994, an increase of $.6 million, or 2%. Non-interest income, excluding net securities losses totalled $24.2 million, an increase of $.2 million, or 1%, from $24.0 million in the first quarter of 1994. The increase from the first quarter of 1994 includes a $1.3 million, or 14%, increase in service charges on deposit accounts primarily due to a 10% increase in the number of retail deposit accounts and a $1.0 million, or 15%, decline in other income. Other income in the first quarter of 1994 included $.4 million of vendor incentives in excess of the current quarter and a $.4 million gain on a leveraged lease buy-out with no corresponding gain in the first quarter of 1995.

NON-INTEREST EXPENSE
      Total non-interest expense increased $2.8 million, or 5%, to $59.7 million for the first quarter of 1995 compared with $56.9 million for the same period in 1994. Salaries and employee benefits increased $2.5 million, or 8%, from the same period in 1994 due to merit increases, incentive compensation, and additional employees resulting from the transfer of certain computer programming functions to the Company and the acquisition of First Fidelity. Systems and processing expense declined $1.0 million from the first quarter of 1994 due to amendments in March 1994 to First American's agreement with an outside vendor that provides data processing and telecommunication services. The agreement was amended to transfer certain software programming functions to First American which has resulted in cost reductions in systems and processing expense and increases in other non-interest expense categories, such as salaries and benefits. First American's operating efficiency ratio (non-interest expense as a percentage of the sum of net interest income, on a fully taxable basis, and non-interest income) equaled 60.9% in the first quarter of 1995, essentially unchanged from the first quarter of 1994.

INCOME TAXES
      During the first quarters of 1995 and 1994, First American's income tax expense was $13.6 million and $13.9 million, respectively.

ASSET/LIABILITY MANAGEMENT
      First American has utilized off-balance-sheet derivative products for a number of years in managing its interest rate sensitivity. The use of non-complex, non-leveraged derivative products has reduced the Company's exposure to changes in the interest rate environment. By using derivative products such as interest rate swaps and futures contracts to alter the nature of (hedge) specific assets or liabilities on the balance sheet (for example to change a variable to a fixed rate obligation), the derivative product offsets fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should produce close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products have enabled First American to improve its balance between interest-sensitive assets and interest-sensitive liabilities by managing interest rate sensitivity, while continuing to meet the lending and deposit needs of its customers.
      In conjunction with managing interest rate sensitivity, at March 31, 1995, First American had derivatives with notional values totaling $1.84 billion. These derivatives had a net positive fair value (unrealized net pre-tax gain) of $4.7 million. Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. At March 31, 1994, First American had derivatives with notional values totaling $1.45 billion. These derivatives had a net positive fair value of $4.7 million at March 31, 1994. The instruments utilized are noted in the following table along with their notional amounts and fair values at March 31, 1995 and 1994.

                                                                                                             Weighted
                                                                                                             Average
                                                                           Weighted Average Rate             Maturity
                             Related Variable Rate       Notional     -------------------------------        --------       Fair
 (in thousands)                 Asset/Liability           Amount         Paid             Received            Years         Value
- ------------------------------------------------------------------------------------------------------------------------------------
 MARCH 31, 1995
  Interest rate swaps    Money market deposits          $  450,000      5.85% (1)          6.39% (2)          1.4          $ 6,679
  Interest rate swaps    Long-term debt                    200,000      7.11  (1)          6.27  (3)          1.6             (860)
  Interest rate swaps    Loans                             200,000      6.45  (3)          7.39  (1)          4.2            1,888
  Forward interest rate
     swaps               Money market deposits             650,000      7.81  (4)           N/A  (4)          1.6 (4)       (3,422)
  Basis swaps            Held to maturity securities       200,000      6.18  (5)          6.38  (3)           .1              391
  Futures contracts (6)  Money market deposits             140,000       N/A                N/A               1.6 (6)         -
                                                        ----------                                                         -------
                                                        $1,840,000                                                         $ 4,676
====================================================================================================================================
 March 31, 1994
  Interest rate swaps    Money market deposits          $  900,000      4.49% (1)          3.67% (2)          1.0          $ 5,327
  Basis swaps            Held to maturity securities       200,000      3.46  (5)          3.25  (3)          1.1           (1,579)
  Futures contracts (7)  Money market deposits             350,000       N/A                N/A               1.6 (7)          940
                                                        ----------                                                         -------
                                                        $1,450,000                                                         $ 4,688
====================================================================================================================================

(1) Fixed rate.
(2) Variable rate which reprices quarterly based on 3-month LIBOR except for $25 million which reprices every 6 months based on 6-month LIBOR.
(3) Variable rate which reprices quarterly based on 3-month LIBOR.
(4) Forward swap periods begin in June 1995 for $200 million and December 1995 for $450 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR but are currently unknown since they will not be established until the affected periods begin.
(5) Variable rate which reprices quarterly based on 5-year constant maturity Treasury rate less a constant spread.
(6) Represents $140 million short position of Eurodollar futures contracts which in aggregate simulates a $35 million 2-year interest rate swap.
(7) Represents $350 million short position of Eurodollar futures contracts which in aggregate simulates an $87.5 million 2-year interest rate swap.

     Net interest income for the quarter ended March 31, 1995, was increased by derivative products income of $1.2 million. Net interest income for the quarter ended March 31, 1994, was decreased by $2.6 million derivative products expense.
     As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities
which offer more interest rate risk protection.   Deferred gains related to
terminated derivatives contracts amounted to $4.8 million at March 31, 1995, and $.1 million at March 31, 1994. Deferred gains and losses on off-balance-sheet derivative activities are recognized as interest income or interest expense over the original covered periods.

     Credit risk exposure due to off-balance-sheet hedging is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. As of March 31, 1995, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure. First American's net credit exposure on outstanding derivatives was $7.7 million on March 31, 1995. Given the credit standing of the counterparts to the derivative contracts, Management believes that this credit exposure is reasonable in light of its objectives.

FINANCIAL CONDITION
ASSETS
     Total assets of First American rose $326.2 million, or 5%, to $7.65 billion at March 31, 1995, compared to $7.32 billion one year earlier. The growth in total assets is primarily due to the $692.0 million, or 16%, increase in loans, net of unearned discount and net deferred loan fees, to $5.02 billion at March 31, 1995, from $4.33 billion at March 31, 1994. Leading the growth in loans were commercial loans, which increased $497.0 million, or 27%, over a broad range of industry categories and consumer amortizing mortgages, which increased $119.8 million, or 11%. The increase in loan volume reflects the positive economic conditions in Tennessee and selected markets in adjacent states and the success of First American's marketing programs. Partially offsetting the increase in loans was a decrease in Federal funds sold and securities purchased under agreements to resell of $188.2 million, or 73%, and a $118.3 million, or 6%, decline in total securities.

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES
     Management's policy is to maintain the allowance for possible loan losses at a level which is adequate to absorb estimated loan losses inherent in the loan portfolio. The provision for loan losses is a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance at an appropriate level. Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision.
     In order to maintain the allowance at an appropriate level, First American's loan loss methodology produced no provision for loan losses during the first quarters of 1995 and 1994. The primary factors leading to no provision for loan losses in the first quarter of 1995 were the continued improvement in asset quality as discussed under the caption "Asset Quality" and favorable net loan charge-off experience. In the first quarters of 1995 and 1994, gross charge-offs were $3.5 million and $2.5 million while recoveries totalled $3.4 million and $5.5 million, respectively. Net charge-offs were $.1 million in the first quarter of 1995 as compared to $3.0 million of net recoveries in the first quarter of 1994.
     The allowance for possible loan losses was $127.1 million at March 31, 1995, compared with $137.2 million at March 31, 1994. The allowance for possible loan losses represented 2.53% and 3.17% of net loans at March 31, 1995 and 1994, respectively.
     Effective January 1, 1995, First American adopted prospectively Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." These pronouncements require that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. First American's financial position and results of operations were not materially impacted by the adoption of SFAS No. 114 and SFAS No. 118.

ASSET QUALITY
     Nonperforming assets of the Corporation were $20.1 million at March 31, 1995, compared with $38.6 million at March 31, 1994, a decrease of 48%. Nonperforming assets at March 31, 1995, represented .40% of total loans and foreclosed properties, compared to .89% at March 31, 1994. At March 31, 1995, nonperforming assets were comprised of $10.5 million of non-accrual loans and $9.6 million of foreclosed properties.

     Other potential problem loans consist of loans that are currently not considered nonperforming but on which information about possible credit problems has caused Management to doubt the ability of the borrowers to comply fully with present repayment terms. At March 31, 1995, loans totalling approximately $72 million, while not considered nonperforming loans, were classified in First American's internal loan grading system as substandard or worse, compared with approximately $79 million of such loans at March 31, 1994. Depending on the economy and other factors, these loans and others, which may not be presently identified, could become nonperforming assets in the future.

LIABILITIES
     Total deposits were $5.87 billion at March 31, 1995, an increase of $178.8 million, or 3%, from $5.69 billion a year earlier. Core deposits, which are defined as total deposits excluding certificates of deposit $100,000 and over and foreign deposits, totalled $5.33 billion at March 31, 1995 and 1994. Long-term debt increased $199.7 million from March 31, 1994, to a balance of $252.1 million at March 31, 1995, due to two separate $100.0 million advances from the Federal Home Loan Bank occurring on December 29, 1994, and August 2, 1994.

CAPITAL POSITION
     In the first quarter of 1995, First American declared cash dividends on its common stock of $.25 per share compared to $.21 per share in the first quarter of 1994, a 19% increase. The dividend payout ratio was 27% in the first quarter of 1995 compared to 25% in the first quarter of 1994. Total shareholders' equity was $629.8 million, or 8.24%, of total assets at March 31, 1995, as compared with $575.6 million, or 7.86%, of total assets at March 31, 1994. Book value per share was $24.37 and $22.09 on March 31, 1995 and 1994, respectively.
     First American purchased 395,000 shares of First American Corporation stock in the open market during the first quarter of 1995 at an average price of $33.52 per share. Under Tennessee law, such shares have been recognized as authorized but unissued. Accordingly, the excess of the purchase price over par has been reflected as a reduction from capital surplus.
     The Federal Reserve Board and Office of the Comptroller of the Currency
(OCC) regulations require that bank holding companies and national banks maintain minimum capital ratios. As of March 31, 1995, the Company and its principal subsidiary, First American National Bank (FANB), had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. At March 31, 1995, the Company and FANB, respectively, had total risk-based capital ratios of 12.55% and 11.18%, Tier I risk-based capital ratios of 10.44% and 9.92%, and Tier I leverage capital ratios of 8.06% and 7.70%. In order to be considered well capitalized, the total risk-based capital ratio must be a minimum of 10%, the Tier I risk-based capital ratio must equal or exceed 6%, and the Tier I leverage capital ratio must be 5% or greater.

LIQUIDITY
     Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets, which include cash and cash equivalents (less Federal Reserve Bank reserve requirements), money market instruments, and securities that will mature within one year, amounted to $603.6 million and $753.9 million at March 31, 1995 and 1994, respectively. The estimated average maturity of securities was 5.1 years and 4.3 years at March 31, 1995 and 1994, respectively. The average repricing life of the total securities portfolio was
2.4 years and 3.1 years at March 31, 1995 and 1994, respectively. The overall liquidity position of the First American is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 91% of total deposits at March 31, 1995, versus 94% at March 31, 1994.
     Effective March 31, 1995, the total commitment on First American's revolving credit agreement was increased to $70 million from $50 million and the termination date of the agreement was extended to March 31, 1998 from March 31, 1997. There were no revolving credit borrowings outstanding during the first quarter of 1995.

                          PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings

                The Corporation and seven other financial institutions are defendants in a class action lawsuit brought in the Circuit Court of Shelby County, Tennessee. The lawsuit alleges antitrust, unconscionability, usury, and contract claims arising out of the defendants' returned check charges. The asserted plaintiff class consists of depositors who have been charged returned check or overdraft fees. The plaintiffs are requesting compensatory and punitive damages of $25 million against each defendant. The antitrust, unconscionability, and usury claims were previously dismissed, and in December 1993, the Circuit Court granted the defendants' motion for summary judgment and dismissed the remaining claim. The plaintiffs have appealed. In addition, an antitrust lawsuit alleging a price fixing conspiracy has been filed by the plaintiffs against the Corporation and eight other financial institutions in the U.S. District Court for the Western District of Tennessee. In March 1994, the District Court granted the defendants' motion for summary judgment dismissing the action. The plaintiffs have also appealed in this lawsuit. Management believes these suits are without merit and, based upon information currently known and on advice of counsel, that they will not have a material adverse effect on the Corporation's consolidated financial statements.

                Also, there are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.

Item 6.         Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Number                           Description
                ------            ----------------------------------------------

                   10 $70 million revolving credit agreement and amendments related thereto.

                   11 Statement regarding computation of per share earnings is included in Note 7 to the Consolidated Financial Statements for the Quarter Ended March 31, 1995. See Part 1,
                                  Item 1.

                   15 Letter regarding unaudited interim financial information from KPMG Peat Marwick LLP, dated April 20, 1995.

                   27 Financial Data Schedule for interim year-to-date period ended March 31, 1995. (for SEC use only)

          (b)   Reports on Form 8-K

                A report on Form 8-K dated February 23, 1995, was filed under item 5 disclosing that First American Corporation entered into a definitive merger agreement under which all of the outstanding shares of Heritage Federal Bancshares, Inc. will, subject to certain terms and conditions, be exchanged for First American Corporation common stock.

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



                                 FIRST AMERICAN CORPORATION
                                 ---------------------------
                                 (Registrant)



                                   /s/ Martin Simmons
                                 ----------------------------------------------
                                 Martin E. Simmons
                                 Executive Vice President, General Counsel,
                                    Secretary and Principal Financial Officer

                                 Date:             May 3, 1995
                                        ---------------------------------

                           FIRST AMERICAN CORPORATION

                          QUARTERLY STATEMENT ON FORM
                                      10-Q

                        FOR QUARTER ENDED MARCH 31, 1995

                                 EXHIBIT INDEX



 Exhibit
 Number                                  Description
 ------                 ----------------------------------------------

   10 $70 million revolving credit agreement and amendments related thereto.

   15 Letter regarding unaudited interim financial information from KPMG Peat Marwick LLP, dated April 20, 1995.

   27                   Financial Data Schedule for interim
                        year-to-date period ended March 31, 1995.
                        (for SEC use only)