Form 10-Q
period 1995-06-30
FIRST AMERICAN CORP /TN/
filed 1995-08-11
CIK 36068

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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

     Common shares outstanding: 25,429,901 as of July 31, 1995.

                         PART I.  FINANCIAL INFORMATION


                                     ITEM 1

                              FINANCIAL STATEMENTS


                        FOR QUARTER ENDED JUNE 30, 1995

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS


                                                                          QUARTER ENDED            SIX MONTHS ENDED
                                                                             JUNE 30                   JUNE 30
                                                                       -------------------       --------------------
                                                                         1995       1994           1995        1994
                                                                       --------   --------       --------    --------
                                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
  Interest and fees on loans                                           $110,018   $ 84,664       $212,260    $162,975
  Interest and dividends on securities                                   32,377     29,514         64,890      60,287
  Interest on Federal funds sold and securities
     purchased under agreements to resell                                   874        650          1,677       1,843
  Interest on time deposits with other banks and other interest             404        246            755         541
- ---------------------------------------------------------------------------------------------------------------------
          Total interest income                                         143,673    115,074        279,582     225,646
- ---------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits:
     NOW accounts                                                         3,660      4,048          7,402       7,822
     Money market accounts                                               19,979     14,002         38,099      26,503
     Regular savings                                                      1,978      2,484          4,104       4,938
     Certificates of deposit under $100,000                              15,123     10,316         28,425      20,358
     Certificates of deposit $100,000 and over                            8,166      3,580         13,323       6,341
     Other time and foreign                                               5,365      3,654         10,053       7,461
- ---------------------------------------------------------------------------------------------------------------------
          Total interest on deposits                                     54,271     38,084        101,406      73,423
- ---------------------------------------------------------------------------------------------------------------------
  Interest on short-term borrowings                                      11,959      6,592         23,271      11,736
  Interest on long-term debt                                              4,384        959          8,794       1,898
- ---------------------------------------------------------------------------------------------------------------------
          Total interest expense                                         70,614     45,635        133,471      87,057
- ---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                      73,059     69,439        146,111     138,589
PROVISION FOR LOAN LOSSES (NOTE 3)                                         -          -              -           -
- ---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      73,059     69,439        146,111     138,589
- ---------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                                    11,651     10,440         22,356      19,861
  Commissions and fees on fiduciary activities                            4,176      4,295          8,079       8,529
  Investment services income and trading account revenue                  2,301      2,526          5,134       5,178
  Merchant discount fees                                                    725        567          1,400       1,191
  Net realized gain (loss) and write down on securities                     337        117            354        (286)
  Other income                                                            6,306      6,146         12,378      13,253
- ---------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                           25,496     24,091         49,701      47,726
- ---------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                         34,404     32,304         68,613      63,972
  Net occupancy expense                                                   5,241      5,078         10,485      10,491
  Equipment expense                                                       3,919      3,593          7,371       7,180
  Systems and processing expense                                          2,804      2,399          5,256       5,818
  FDIC insurance expense                                                  3,181      3,126          6,372       6,225
  Marketing expense                                                       2,442      1,861          4,472       3,551
  Communication expense                                                   2,366      2,057          4,787       4,043
  Supplies expense                                                        1,352      1,308          2,826       2,634
  Foreclosed properties expense (income), net                            (2,651)      (222)        (3,265)       (998)
  Other expenses                                                          6,355      6,449         12,221      11,982
- ---------------------------------------------------------------------------------------------------------------------
     Total non-interest expense                                          59,413     57,953        119,138     114,898
- ---------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                         39,142     35,577         76,674      71,417
Income tax expense                                                       14,576     13,517         28,190      27,417
- ---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $ 24,566   $ 22,060       $ 48,484    $ 44,000
=====================================================================================================================
PER COMMON SHARE:
  Net income                                                           $    .95   $    .85       $   1.87    $   1.69
  Cash dividends                                                            .25        .21           0.50         .42
=====================================================================================================================
Weighted average common shares outstanding                               25,731     26,073         25,911      26,057
=====================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30               DECEMBER 31
                                                                         --------------------------      ------------
                                                                            1995            1994             1994
                                                                         ----------      ----------       ----------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks                                                $  413,232      $  368,630       $  498,273
  Time deposits with other banks                                             26,284           2,784            3,855
  Securities:
     Held to maturity (market value $1,462,105, $1,505,608 and
        $1,410,504, respectively)                                         1,461,960       1,543,636        1,485,311
     Available for sale (amortized cost $558,995, $420,096
        and $685,880, respectively)                                         558,671         399,693          664,748
- --------------------------------------------------------------------------------------------------------------------
        Total securities                                                  2,020,631       1,943,329        2,150,059
- --------------------------------------------------------------------------------------------------------------------
  Federal funds sold and securities purchased under
     agreements to resell                                                    83,805         190,570           26,634
  Trading account securities                                                 29,224           8,969            8,617
  Loans:
     Commercial                                                           2,529,817       2,012,696        2,280,702
     Consumer--amortizing mortgages                                       1,205,861       1,088,193        1,136,768
     Consumer--other                                                      1,084,717       1,013,252        1,042,688
     Real estate--construction                                              153,953          96,282          127,228
     Real estate--commercial mortgages and other                            311,395         314,352          282,856
- --------------------------------------------------------------------------------------------------------------------
        Total loans                                                       5,285,743       4,524,775        4,870,242
     Unearned discount and net deferred loan fees                             5,463           7,070            6,932
- --------------------------------------------------------------------------------------------------------------------
        Loans, net of unearned discount and net deferred
          loan fees                                                       5,280,280       4,517,705        4,863,310
     Allowance for possible loan losses (note 3)                            126,575         136,745          127,148
- --------------------------------------------------------------------------------------------------------------------
        Total net loans                                                   5,153,705       4,380,960        4,736,162
- --------------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                               110,186         104,945          104,244
  Foreclosed properties                                                       9,256          15,953            9,607
  Other assets                                                              224,823         211,543          219,730
- --------------------------------------------------------------------------------------------------------------------
        Total assets                                                     $8,071,146      $7,227,683       $7,757,181
====================================================================================================================
LIABILITIES
  Deposits:
     Demand (non-interest-bearing)                                       $1,121,110      $1,132,747       $1,243,863
     NOW accounts                                                           731,016         798,448          789,137
     Money market accounts                                                1,777,154       1,471,116        1,590,164
     Regular savings                                                        332,312         428,164          392,089
     Certificates of deposit under $100,000                               1,160,728       1,113,602        1,122,848
     Certificates of deposit $100,000 and over                              632,467         374,875          355,221
     Other time                                                             297,502         315,378          307,439
     Foreign                                                                106,047          67,112           60,300
- --------------------------------------------------------------------------------------------------------------------
        Total deposits                                                    6,158,336       5,701,442        5,861,061
- --------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                                                     819,993         807,958          929,840
  Long-term debt                                                            251,637          52,382          252,067
  Other liabilities                                                         203,124          84,843           97,517
- --------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                 7,433,090       6,646,625        7,140,485
- --------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Common stock, $5 par value; authorized 50,000,000
     shares; issued: 25,426,355 shares at June 30, 1995;
     26,094,370 shares at June 30, 1994 and 26,144,846
     shares at December 31, 1994                                            127,132         130,472          130,724
  Capital surplus                                                            96,223         118,890          119,549
  Retained earnings                                                         416,898         346,698          381,408
  Deferred compensation on restricted stock                                  (1,696)         (1,963)          (1,629)
- --------------------------------------------------------------------------------------------------------------------
        Realized shareholders' equity                                       638,557         594,097          630,052
  Net unrealized gains (losses) on securities available
     for sale, net of tax                                                      (501)        (13,039)         (13,356)
- --------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                          638,056         581,058          616,696
- --------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                       $8,071,146      $7,227,683       $7,757,181
====================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                      NET
                                                                                                   UNREALIZED
                                                                                     DEFERRED        GAINS
                                                                                   COMPENSATION     (LOSSES)
                                                                                        ON       ON SECURITIES
SIX MONTHS ENDED JUNE 30, 1994, AND             COMMON      CAPITAL      RETAINED   RESTRICTED     AVAILABLE
  JUNE 30, 1995                                  STOCK      SURPLUS      EARNINGS     STOCK         FOR SALE      TOTAL
                                               ---------   ---------     --------   ----------     ----------   ---------
                                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Balance, January 1, 1994                        $129,941    $117,015     $313,644    $   (940)      $ 22,049     $581,709
Issuance of 60,969 common shares in
  connection with Employee Benefit Plan, net
  of discount on Dividend Reinvestment Plan          305         728        -           -               -           1,033
Issuance of 45,200 shares of restricted common
  stock                                              226       1,147        -          (1,373)          -           -
Amortization of deferred compensation on
  restricted stock                                 -           -            -             350           -             350
Net income                                         -           -           44,000       -               -          44,000
Cash dividends declared ($.42 per common
  share)                                           -           -          (10,946)      -               -         (10,946)
Change in net unrealized gains and losses on
  securities available for sale, net of taxes      -           -            -           -            (35,088)     (35,088)
- -------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1994                           $130,472    $118,890     $346,698    $ (1,963)      $(13,039)    $581,058
=========================================================================================================================

Balance, January 1, 1995                        $130,724    $119,549     $381,408    $ (1,629)      $(13,356)    $616,696
Issuance of 185,432 common shares in
  connection with Employee Benefit Plan, net
  of discount on Dividend Reinvestment Plan          927       3,049        -           -               -           3,976
Issuance of 15,077 shares of restricted common
  stock                                               76         414        -            (490)          -            -
Repurchase of 919,000 shares of common stock      (4,595)    (26,789)       -           -               -         (31,384)
Amortization of deferred compensation on
  restricted stock                                 -           -            -             423           -             423
Net income                                         -           -           48,484       -               -          48,484
Cash dividends declared ($.50 per common
  share)                                           -           -          (12,994)      -               -         (12,994)
Change in net unrealized gains and losses on
  securities available for sale, net of taxes      -           -            -           -             12,855       12,855
- -------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                          $127,132    $ 96,223     $416,898    $ (1,696)      $   (501)    $638,056
=========================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30
                                                                                ----------------------
                                                                                  1995          1994
                                                                                --------      --------
                                                                                    (IN THOUSANDS)
Operating Activities
  Net income                                                                   $  48,484     $  44,000
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
        Provision for loan losses                                                  -             -
        Depreciation of premises and equipment                                     6,522         6,786
        Amortization of intangible assets                                          1,715         1,659
        Other amortization (accretion), net                                       (3,905)         (107)
        Deferred income tax expense (benefit)                                      4,966        (1,329)
        Net realized (gain) loss and write down on securities                       (354)          286
        Net (gain) loss on sales of premises and equipment                           (12)         (172)
        Change in assets and liabilities, net of effects from purchase of bank subsidiary:
               (Increase) decrease in accrued interest receivable                 (4,807)       (2,819)
               Increase (decrease) in accrued interest payable                     4,903         5,736
               (Increase) decrease in trading account securities                 (20,607)        3,294
               (Increase) decrease in other assets                               (14,813)      (29,559)
               Increase (decrease) in other liabilities                          100,703       (14,509)
- ------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                         122,795        13,266
- ------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net increase in time deposits with other banks                                 (22,429)         (589)
  Proceeds from sales of securities available for sale                           489,921     1,304,215
  Proceeds from maturities of securities available for sale                        8,859       118,526
  Purchases of securities available for sale                                    (368,379)     (681,178)
  Proceeds from maturities of securities held to maturity                        110,186        91,112
  Purchases of securities held to maturity                                       (85,408)     (774,363)
  Net increase in Federal funds sold and securities
     purchased under agreements to resell                                        (57,171)      (45,785)
  Net (increase) decrease in loans                                              (417,543)     (140,332)
  Purchase of bank subsidiary, net of cash acquired                                -            (1,784)
  Proceeds from sales of premises and equipment                                      137           784
  Purchases of premises and equipment                                            (12,589)       (8,755)
- ------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                      (354,416)     (138,149)
- ------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                            297,275       (34,129)
  Net increase (decrease) in short-term borrowings                              (109,847)       51,195
  Redemption of 7 5/8% debentures at 101.22%                                       -           (13,759)
  Net repayment of long-term debt                                                   (446)        -
  Net proceeds from issuance of common stock                                       3,976         1,033
  Cash dividends paid                                                            (12,994)      (10,946)
  Repurchase of common stock                                                     (31,384)        -
- ------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                         146,580        (6,606)
- ------------------------------------------------------------------------------------------------------
  Decrease in cash and due from banks                                            (85,041)     (131,489)
  Cash and due from banks, January 1                                             498,273       500,119
- ------------------------------------------------------------------------------------------------------
  Cash and due from banks, June 30                                             $ 413,232     $ 368,630
======================================================================================================
  Cash paid during the period for:
     Interest expense                                                          $ 128,568     $  81,157
     Income taxes                                                                 13,416        31,453
  Noncash investing activities:
     Foreclosures                                                                    713         1,053
     Securities transferred to held to maturity from
        available for sale                                                         -           203,764
- ------------------------------------------------------------------------------------------------------

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

(2)  NONPERFORMING ASSETS
     Nonperforming assets were as follows:

                                                                                 JUNE 30          December 31
- -------------------------------------------------------------------------------------------------------------
  (in thousands)                                                            1995         1994          1994
- -------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                         $ 15,045     $ 15,185      $ 11,510
Foreclosed properties                                                        9,256       15,953         9,607
- -------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                              $ 24,301     $ 31,138      $ 21,117
=============================================================================================================
90 days or more past due
  on accrual                                                              $  6,567     $  2,658      $  4,530
=============================================================================================================
Nonperforming assets as a percent of
  loans and foreclosed properties                                              .46%         .69%          .43%
=============================================================================================================

(3)   ALLOWANCE FOR POSSIBLE LOAN LOSSES
      Transactions in the allowance for possible loan losses were as follows:

                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30
- -------------------------------------------------------------------------------------------------------------
  (in thousands)                                                                         1995          1994
- -------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                     $127,148      $134,124
Provision (credited) charged to operating expenses                                        -             -
Allowance of subsidiary purchased                                                         -               323
- -------------------------------------------------------------------------------------------------------------
                                                                                        127,148       134,447
- -------------------------------------------------------------------------------------------------------------
Loans charged off                                                                         7,517         7,105
Recoveries of loans previously charged off                                               (6,944)       (9,403)
- -------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                                                573        (2,298)
- -------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                       $126,575      $136,745
=============================================================================================================

Allowance ratios were as follows:

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30
- -------------------------------------------------------------------------------------------------------------
                                                                                           1995          1994
- -------------------------------------------------------------------------------------------------------------
Allowance end of period to net loans outstanding                                           2.40%         3.03%
Net charge-offs (recoveries) to average loans (annualized)                                  .02          (.11)
=============================================================================================================

(4)   LONG-TERM DEBT
      On January 31, 1994, the Corporation redeemed the remaining balance of approximately $13.6 million of its 7 5/8% debentures due in 2002, at a price of 101.22%.
      The Corporation borrowed $100 million from the Federal Home Loan Bank on August 2, 1994, and $100 million on December 29, 1994. Each advance has a maturity of three years and interest which is payable and reprices monthly based on LIBOR. At June 30, 1995, the average interest rate on the $200 million was 6.11%.

(5)   ACQUISITIONS
      In May 1995, the Corporation signed a definitive merger agreement under which all of the outstanding shares of Charter Federal Savings Bank (Charter) will be exchanged for approximately 2.0 million shares of First American Corporation common stock. Of the total Corporation shares to be exchanged in the transaction, up to 100% will be repurchased in the open market. Charter is a federal savings bank headquartered in Bristol, Virginia with $744.1 million in assets at March 31, 1995, and 27 branches (eight in Knoxville, Tennessee; five in Bristol, Tennessee and Bristol, Virginia; and 14 in other locations in southwestern Virginia). The merger is expected to be completed during the fourth quarter of 1995, subject to approval by regulatory authorities and a vote of Charter's shareholders. The transaction is anticipated to be accounted for as a purchase.
      In February 1995, the Corporation signed a definitive merger agreement under which all of the outstanding shares of Heritage Federal Bancshares, Inc. (Heritage) will be exchanged for approximately 2.6 million shares of First American Corporation common stock. Heritage is the holding company for Heritage Federal Bank for Savings, a federal savings bank with $518.3 million in assets at March 31, 1995, and 13 offices primarily in the East Tennessee areas of Tri-Cities, Anderson County, and Roane County. The merger is expected to be completed during the fourth quarter of 1995, subject to approval by regulatory authorities and a vote of Heritage's shareholders. The transaction is expected to be accounted for as a pooling of interests.
      On April 1, 1994, the Corporation consummated its purchase of all of the outstanding shares of Fidelity Crossville Corp. (FCC), the parent company of First Fidelity Savings Bank, F.S.B. (First Fidelity) located in Crossville, Tennessee, for $6.5 million. First Fidelity was a federal stock savings bank with offices in Crossville and Fairfield Glade, Tennessee with total assets of $48.7 million on March 31, 1994. In conjunction with the acquisition, First Fidelity was merged into First American National Bank and First Fidelity's two offices became branches of First American National Bank. The transaction was accounted for as a purchase.

(6)   ACCOUNTING MATTERS
      During 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 was amended in 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These pronouncements, which were adopted prospectively by the Corporation on January 1, 1995, require that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The Corporation's financial position and results of operations were not materially impacted by the adoption of SFAS No. 114 and SFAS No. 118.
      During March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which must be adopted by the Corporation by January 1, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. At this time the Corporation is evaluating when and how it will adopt SFAS No. 121. Adoption of SFAS No. 121 is not expected to have a material effect on the Corporation's consolidated financial statements.
      During May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights--An Amendment of FASB Statement No. 65." SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that rights to service mortgage loans for others be recognized as separate assets, however those servicing rights are acquired. An enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. SFAS No. 122 must be adopted by the Corporation by January 1, 1996, and applies prospectively to transactions in which an enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS 122. At this time the Corporation is evaluating when and how it will adopt SFAS No. 122, as well as the possible financial impact of the statement on the Corporation's consolidated financial statements.

(7)   EARNINGS PER COMMON SHARE
      Earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during each respective period.

(8)   COMMON STOCK
      The Corporation purchased 919,000 shares of First American Corporation stock in the open market during the first six months of 1995 at a total cost of $31.4 million. Under Tennessee law, such shares have been recognized as authorized but unissued. Accordingly, the excess of the purchase price over par has been reflected as a reduction from capital surplus.

                         PART I.  FINANCIAL INFORMATION


                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                        FOR QUARTER ENDED JUNE 30, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION


     The following discussion should be read in conjunction with the consolidated financial statements appearing within this report. Reference should also be made to First American Corporation's 1994 Annual Report for a complete discussion of factors that impact results of operations, liquidity, and capital.

OVERVIEW
     Net income for the second quarter of 1995 was $24.6 million, or $.95 per share compared with $22.1 million, or $.85 per share, for the second quarter of 1994. The $2.5 million increase in second quarter 1995 earnings compared to the same time last year included a $3.6 million increase in net interest income, a $1.4 million increase in non-interest income, and a $1.5 million increase in non-interest expense. Return on average assets (ROA) and return on average equity (ROE) were 1.26% and 15.36%, respectively.
     Net income for the six months ended June 30, 1995, was $48.5 million, or $1.87 per share compared with $44.0 million, or $1.69 per share, for the first six months of 1994. The $4.5 million increase in earnings for the first six months ended June 30, 1995, compared to the same time last year included a $7.5 million increase in net interest income, a $2.0 million increase in non-interest income, and a $4.2 million increase in non-interest expense. ROA and ROE were 1.27% and 15.29%, respectively.
     In July 1995, First American signed a definitive merger agreement for First City Bancorp, Inc. (First City) to merge with First American in a transaction valued at approximately $51 million. Of the total First American shares to be exchanged in the transaction, at least 80% are anticipated to be repurchased in the open market. First City is a bank holding company which operates First City Bank and Citizens Bank, both Tennessee state chartered banks, and Tennessee Credit Corporation, a consumer finance company. As of March 31, 1995, First City had $340 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area. The merger is expected to be completed during the first quarter of 1996, subject to approval by regulatory authorities and a vote of First City's shareholders. The transaction is expected to be accounted for as a purchase.
     In May 1995, First American signed a definitive merger agreement under which all of the outstanding shares of Charter Federal Savings Bank (Charter) will be exchanged for approximately 2.0 million shares of First American common stock. Of the total First American shares to be exchanged in the transaction, up to 100% are expected to be repurchased in the open market. Charter is a federal savings bank headquartered in Bristol, Virginia with $744 million in assets at March 31, 1995, and 27 branches (eight in Knoxville, Tennessee; five in Bristol, Tennessee and Bristol, Virginia; and 14 in other locations in southwestern Virginia). The merger is expected to be completed during the fourth quarter of 1995, subject to approval by regulatory authorities and a vote of Charter's shareholders. The transaction is anticipated to be accounted for as a purchase.
     In February 1995, First American signed a definitive merger agreement under which all of the outstanding shares of Heritage Federal Bancshares, Inc. (Heritage) will be exchanged for approximately 2.6 million shares of First American common stock. Heritage is the holding company for Heritage Federal Bank for Savings, a federal savings bank with $518 million in assets at March 31, 1995, and 13 offices primarily in the East Tennessee areas of Tri-Cities, Anderson County, and Roane County. The merger is expected to be completed during the fourth quarter of 1995, subject to approval by regulatory authorities and a vote of Heritage's shareholders. The transaction is expected to be accounted for as a pooling of interests.
     On April 1, 1994, First American consummated its purchase of all of the outstanding shares of Fidelity Crossville Corp. (FCC), the parent company of First Fidelity Savings Bank, F.S.B.(First Fidelity) located in Crossville, Tennessee, for $6.5 million. First Fidelity was a Federal stock savings bank with offices in Crossville and Fairfield Glade, Tennessee, with total assets of $48.7 million on March 31, 1994. In conjunction with the acquisition, First Fidelity was merged into First American National Bank and First Fidelity's two offices became branches of First American National Bank. The transaction was accounted for as a purchase.
RESULTS OF OPERATIONS
NET INTEREST INCOME
     Net interest income is First American's largest source of income and was $73.9 million in the second quarter of 1995 on a taxable equivalent basis.
This was up $3.6 million, or 5%, from $70.3 million in the second quarter of 1994. For the six months ended June 30, 1995, net interest income on a taxable equivalent basis increased $7.5 million, or 5%, to $147.8 million from $140.3 million in the first six months of 1994. Net interest income is the difference between total interest income earned on loans, securities, and other earning assets and total interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is affected by the volume and mix of earning assets and interest-bearing liabilities and the corresponding interest yields and costs.
     Total interest income on a taxable equivalent basis amounted to $144.5 million for the second quarter of 1995, compared to $115.9 million for the second quarter of 1994, an increase of $28.6 million, or 25%. Of the $28.6 million increase, $17.5 million resulted from an increase in average yields and $11.1 million was due to a higher volume of earning assets (primarily loans). The average yield on earning assets increased 98 basis points to 8.05% from 7.07%, primarily due to a higher interest rate environment in short-term financial instruments in the second quarter of 1995 compared to the second quarter of 1994. For example, the national prime lending rate and 1-year treasury security yields averaged 9.00% and 5.97%, respectively, in the second quarter of 1995 compared to 6.90% and 5.13%, respectively, in the second quarter of 1994. Average earning assets rose $625.2 million, or 10%, to $7.20 billion. Average loans increased $654.1 million, or 15%, to $5.14 billion, average securities declined $23.1 million to $1.97 billion, and average money market investments dropped $5.8 million to $84.4 million.
     Total interest income on a taxable equivalent basis amounted to $281.3 million for the six months ended June 30, 1995, compared to $227.4 million for the comparable period in 1994, an increase of $53.9 million, or 24%. Of the $53.9 million increase, $34.4 million resulted from an increase in average yields and $19.5 million was due to a higher volume of earning assets (primarily loans). The average yield on earning assets increased 98 basis points to 8.00% from 7.02%, primarily due to a higher average interest rate environment in the first six months of 1995 compared to the first six months of 1994. For example, the national prime lending rate and 5-year treasury security yields averaged 8.92% and 6.90%, respectively, in the first six months of 1995 compared to 6.46% and 6.08%, respectively, in the first six months of 1994. Average earning assets rose $559.2 million, or 9%, to $7.09 billion. Average loans increased $625.6 million, or 14%, to $5.02 billion, average securities declined $12.6 million to $1.98 billion, and average money market investments dropped $53.7 million to $82.3 million.
     Total interest expense in the second quarter of 1995 increased $25.0 million to $70.6 million from the second quarter of 1994. Of the increase, $19.6 million was due to higher average interest rates paid on interest-bearing funds and $5.4 million resulted from an increase in the volume of interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 131 basis points to 4.72% from 3.41%, reflecting a higher interest rate environment for short-term financial instruments. For example, the Federal funds rate averaged 6.02% in the second quarter of 1995 versus 3.94% in the second quarter of 1994. In the second quarter of 1995, average interest-bearing liabilities grew $633.5 million, or 12%, to $6.01 billion from $5.37 billion in the second quarter of 1994. Average interest-bearing deposits increased $328.5 million, or 7%, to $4.90 billion, average short-term borrowings rose $105.6 million, or 14%, to $855.9 million, and average long-term debt increased $199.4 million, or 381%, to $251.7 million.
     Total interest expense in the six months ended June 30, 1995, increased $46.4 million to $133.5 million from the first six months of 1994. Of the increase, $37.2 million was due to higher average interest rates paid on interest-bearing funds and $9.2 million resulted from an increase in the volume of interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 128 basis points to 4.58% from 3.30%, reflecting a higher average interest rate environment for the six months ended June 30, 1995, compared to the first six months of 1994. For example, the Federal funds rate averaged 5.92% in the first six months of 1995 versus 3.58% in the six months ended June 30, 1994. In the first six months of 1995, average interest-bearing liabilities grew $561.6 million, or 11%, to $5.88 billion from $5.32 billion in the first six months of 1994. Average interest-bearing deposits increased $249.9 million, or 6%, to $4.78 billion, average short-term borrowings rose $114.5 million, or 16%, to $851.8 million, and average long-term debt increased $197.3 million, or 361%, to $251.9 million.
     Net interest income in the second quarter of 1995 increased primarily as a result of the increase in the volume of earning assets partially offset by a lower net interest spread. Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities. For the second quarter of 1995, First American's net interest spread declined 33 basis points to 3.33% from 3.66% for the second quarter of 1994. This decline was due primarily to a 131 basis point increase in the rates paid on interest-bearing liabilities which exceeded the 98 basis point increase in yields on earning assets. As the net interest spread declined, the net interest margin, which is net interest income expressed as a percentage of average earning assets, decreased to 4.12% for the second quarter of 1995 as compared with 4.29% for the same quarter a year earlier.
     Net interest income in the six months ended June 30, 1995, increased primarily as a result of the increase in the volume of earning assets partially offset by a lower net interest spread. For the first six months of 1995, First American's net interest spread declined 30 basis points to 3.42% from 3.72% for the six months ended June 30, 1994. This decline was due primarily to a 128 basis point increase in the rates paid on interest-bearing liabilities which exceeded the 98 basis point increase in yields on earning assets. As the net interest spread declined, the net interest margin, decreased to 4.20% for the first six months of 1995 as compared with 4.33% for the same period a year earlier.

PROVISION FOR LOAN LOSSES
     This topic is addressed under the caption "Allowance and Provision for Possible Loan Losses."

NON-INTEREST INCOME
     Total non-interest income was $25.5 million for the second quarter of 1995 compared with $24.1 million for the second quarter of 1994, an increase of $1.4 million, or 6%. Non-interest income, excluding net gain (loss) and write-down on securities, totalled $25.2 million in the second quarter of 1995, an increase of $1.2 million, or 5%, from $24.0 million in the second quarter of 1994. The increase from the second quarter of 1994 is primarily due to a $1.2 million, or 12%, increase in service charges on deposit accounts resulting principally from a 12% increase in the average number of retail deposit accounts over the second quarter of 1994.
     Total non-interest income was $49.7 million for the first six months of 1995 compared with $47.7 million for the six months ended June 30, 1994, an increase of $2.0 million, or 4%. Non-interest income, excluding net gain
(loss) and write-down on securities, totalled $49.3 million, an increase of $1.3 million, or 3%, from $48.0 million in the first six months of 1994. The increase from the six months ended June 30, 1994, is primarily due to a $2.5 million, or 13%, increase in service charges on deposit accounts resulting principally from an 11% increase in the average number of retail deposit accounts and a $.9 million, or 7%, decline in other income.

NON-INTEREST EXPENSE
     Total non-interest expense increased $1.5 million, or 3%, to $59.4 million for the second quarter of 1995 compared with $58.0 million for the same period in 1994. The increase is primarily attributable to higher salaries and employee benefits ($2.1 million, a 7% increase) due to merit increases and higher incentive compensation, increased marketing expense ($.6 million, a 31% increase) due to several direct mail campaigns, and increases in several other non-interest expense categories of under $.5 million each. These increases in non-interest expense were partially offset by a $2.4 million increase in net foreclosed properties income due principally to higher gains on the sales of foreclosed properties. First American's operating efficiency ratio (non-interest expense as a percentage of the sum of net interest income, on a fully taxable basis, and non-interest income) equaled 59.8% in the second quarter of 1995, down from 61.4% in the second quarter of 1994.
     Total non-interest expense increased $4.2 million, or 4%, to $119.1 million for the first six months of 1995 compared with $114.9 million for the same period in 1994. The increase is primarily attributable to higher salaries and employee benefits ($4.6 million, a 7% increase), marketing expense ($.9 million, a 26% increase), and communication expense ($.7 million, an 18% increase). These increases in non-interest expense were partially offset by the increase in net foreclosed properties income ($2.3 million) and a decline in systems and processing expense ($.6 million, a 10% decrease). Salaries and employee benefits increased due to merit increases, incentive compensation, and additional employees resulting from the March 1994 transfer of certain computer programming functions to the Company and the April 1, 1994, acquisition of First Fidelity. Marketing and communication expenses increased during the first six months of 1995 primarily due to several direct mail campaigns promoting the Company's new check card, a new consumer bank service called "Loan by Phone," and several existing money market and checking account products. Net foreclosed properties income increased principally due to higher gains on the sales of foreclosed properties. Systems and processing expense declined due to amendments in March 1994 to First American's agreement with an outside vendor that provides data processing and telecommunication services. The agreement was amended to transfer certain software programming functions to First American which has resulted in cost reductions in systems and processing expense and increases in other non-interest expense categories, such as salaries and benefits. First American's operating efficiency ratio equaled 60.3% in the first six months of 1995 compared to 61.1% in the six months ended June 30, 1994.

INCOME TAXES
     During the second quarters of 1995 and 1994, First American's income tax expense was $14.6 million and $13.5 million, respectively. The major factor for the increase in income tax expense was the higher income before income taxes.
     During the first six months of 1995 and 1994, income tax expense totalled $28.2 million and $27.4 million, respectively. The primary factor for the increase in income tax expense was the increase in income before income taxes.

ASSET/LIABILITY MANAGEMENT
     First American has utilized off-balance-sheet derivative products for a number of years in managing its interest rate sensitivity. The use of non-complex, non-leveraged derivative products has reduced the Company's exposure to changes in the interest rate environment. By using derivative products such as interest rate swaps and futures contracts to alter the nature of (hedge) specific assets or liabilities on the balance sheet (for example to change a variable to a fixed rate obligation), the derivative product offsets fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should produce close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products have enabled First American to improve its balance between interest-sensitive assets and interest-sensitive liabilities by managing interest rate sensitivity, while continuing to meet the lending and deposit needs of its customers.
     In conjunction with managing interest rate sensitivity, at June 30, 1995, First American had derivatives with notional values totaling $1.84 billion. These derivatives had a net negative fair value (unrealized net pre-tax loss) of $3.9 million. Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. At June 30, 1994, First American had derivatives with notional values totaling $1.7 billion. These derivatives had a net positive fair value (unrealized net pre-tax gain) of $8.8 million at June 30, 1994. The instruments utilized are noted in the following table along with their notional amounts and fair values at June 30, 1995 and 1994.

                                                                                                        Weighted
                                                                                                        Average
                                                                           Weighted Average Rate        Maturity
                            Related Variable Rate          Notional        ---------------------        --------          Fair
 (in thousands)                Asset/Liability              Amount         Paid         Received          Years          Value
- --------------------------------------------------------------------------------------------------------------------------------
 JUNE 30, 1995
  Interest rate swaps     Money market deposits           $  650,000       5.91%  (1)     6.19% (2)       1.4            $   494
  Interest rate swaps     Long-term debt                     200,000       7.11   (1)     6.11  (3)       1.3             (3,222)
  Interest rate swaps     Loans                              200,000       6.22   (3)     7.39  (1)       3.9              9,133
  Forward interest rate
     swaps                Money market deposits              650,000       7.81   (4)     N/A   (4)       1.4 (4)         (9,549)
  Futures contracts (5)   Money market deposits              140,000       N/A            N/A             1.4 (5)           (727)
                                                          ----------                                                     -------
                                                          $1,840,000                                                     $(3,871)
================================================================================================================================
 June 30, 1994
  Interest rate swaps     Money market deposits           $  800,000       4.97%  (1)     4.24% (2)       1.2            $ 8,124
  Interest rate swaps     Loans                              100,000       5.09   (3)     6.90  (1)       4.4               (239)
  Basis swaps             Held to maturity securities        200,000       5.06   (6)     4.25  (3)        .8               (893)
  Forward interest rate
       swaps              Money market deposits              200,000       6.64   (7)     N/A   (7)       2.0 (7)            839
  Futures contracts (8)   Money market deposits              400,000       N/A            N/A             1.9 (8)            967
                                                          ----------                                                     -------
                                                          $1,700,000                                                     $ 8,798
================================================================================================================================

     (1) Fixed rate.

     (2) Variable rate which reprices quarterly based on 3-month LIBOR except for $25 million which reprices every 6 months based on 6-month LIBOR.
     (3) Variable rate which reprices quarterly based on 3-month LIBOR.
     (4) Forward swap periods began in June 1995 for $200 million and will begin December 1995 for $450 million. The rates paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR and were 5.95% for the contracts which began in June 1995, but are currently unknown on the contracts which begin in December 1995 since they will not be established until the affected periods begin.
     (5) Represents $140 million short position of Eurodollar futures contracts which in aggregate simulates a $35 million 2-year interest rate swap.
     (6) Variable rate which reprices quarterly based on 5-year constant maturity Treasury rate less a constant spread.
     (7) Forward swap periods begin in June 1995. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR but are currently unknown since they will not be established until the affected periods begin.
     (8) Represents $400 million short position of Eurodollar futures contracts which in aggregate simulates an $100 million 2-year interest rate swap.

     Net interest income for the quarter ended June 30, 1995, was increased by derivative products income of $1.3 million. Net interest income for the quarter ended June 30, 1994, was decreased by $2.3 million derivative products expense. Net interest income for the six months ended June 30, 1995, was increased by derivative products income of $2.5 million. Net interest income for the first six months of 1994 was decreased by $4.9 million of derivative products expense.
     As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities which offer more interest rate risk protection. Deferred gains related to terminated derivatives contracts amounted to $3.5 million at June 30, 1995, and $3.1 million at June 30, 1994. Deferred gains and losses on off-balance-sheet derivative activities are recognized as interest income or interest expense over the original covered periods.
     Credit risk exposure due to off-balance-sheet hedging is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. As of June 30, 1995, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure. First American's net credit exposure on outstanding derivatives was $6.8 million on June 30, 1995. Given the credit standing of the counterparts to the derivative contracts, Management believes that this credit exposure is reasonable in light of its objectives.

FINANCIAL CONDITION
ASSETS
     Total assets of First American rose $843.5 million, or 12%, to $8.07 billion at June 30, 1995, compared to $7.22 billion one year earlier. The growth in total assets is primarily due to the $762.6 million, or 17%, increase in loans, net of unearned discount and net deferred loan fees, to $5.28 billion at June 30, 1995, from $4.52 billion at June 30, 1994. Leading the growth in loans were commercial loans, which increased $517.1 million, or 26%, over a broad range of industry categories and consumer amortizing mortgages, which increased $117.7 million, or 11%. The increase in loan volume reflects the positive economic conditions in Tennessee and selected markets in adjacent states and the success of First American's marketing programs.

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES
     Management's policy is to maintain the allowance for possible loan losses at a level which is adequate to absorb estimated loan losses inherent in the loan portfolio. The provision for loan losses is a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance at an appropriate level. Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision.
     In order to maintain the allowance at an appropriate level, First American's loan loss methodology produced no provision for loan losses during the second quarters of 1995 and 1994 nor during the six month periods ended June 30, 1995 and 1994. The primary factors leading to no provision for loan losses in the second quarter and six months ended June 30, 1995, were favorable net loan charge-off experience and a continuation of favorable asset quality indicators discussed under the caption "Asset Quality." In the second quarters of 1995 and 1994, gross charge-offs were $4.0 million and $4.6 million while recoveries totalled $3.5 million and $3.9 million, respectively. Net charge-offs were $.5 million in the second quarter of 1995 as compared to $.7 million in the second quarter of 1994. In the first six months of 1995 and 1994, gross charge-offs were $7.5 million and $7.1 million while recoveries totalled $6.9 million and $9.4 million, respectively. Net charge-offs were $.6 million in the six months ended June 30, 1995, as compared to $2.3 million of net recoveries in the six months ended June 30, 1994.
     The allowance for possible loan losses was $126.6 million at June 30, 1995, compared with $136.7 million at June 30, 1994. The allowance for possible loan losses represented 2.40% and 3.03% of net loans at June 30, 1995 and 1994, respectively.
     Effective January 1, 1995, First American adopted prospectively Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." These pronouncements require that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. First American's financial position and results of operations were not materially impacted by the adoption of SFAS No. 114 and SFAS No. 118.

ASSET QUALITY
     Nonperforming assets of the Corporation were $24.3 million at June 30, 1995, compared with $31.1 million at June 30, 1994, a decrease of 22%. Nonperforming assets at June 30, 1995, represented .46% of total loans and foreclosed properties, compared to .69% at June 30, 1994. At June 30, 1995, nonperforming assets were comprised of $15.0 million of non-accrual loans and $9.3 million of foreclosed properties.
     Other potential problem loans consist of loans that are currently not considered nonperforming but on which information about possible credit problems has caused Management to doubt the ability of the borrowers to comply fully with present repayment terms. At June 30, 1995, loans totalling approximately $63 million, while not considered nonperforming loans, were classified in First American's internal loan grading system as substandard or worse, compared with approximately $80 million of such loans at June 30, 1994. Depending on the economy and other factors, these loans and others, which may not be presently identified, could become nonperforming assets in the future.

LIABILITIES
     Total deposits were $6.16 billion at June 30, 1995, an increase of $456.9 million, or 8%, from $5.70 billion a year earlier. Core deposits, which are defined as total deposits excluding certificates of deposit $100,000 and over and foreign deposits, totalled $5.42 billion at June 30, 1995, and $5.26 billion at June 30, 1994, a 3% increase. Long-term debt increased $199.3 million from June 30, 1994, to a balance of $251.6 million at June 30, 1995, due to two separate $100.0 million advances from the Federal Home Loan Bank occurring on December 29, 1994, and August 2, 1994.

CAPITAL POSITION
     Total shareholders' equity was $638.1 million, or 7.91%, of total assets at June 30, 1995, as compared with $581.1 million, or 8.04%, of total assets at June 30, 1994. Book value per share was $25.09 on June 30, 1995, and $22.27 at June 30, 1994.
     Total shareholders' equity increased $21.4 million from December 31, 1994, principally from $35.5 million of earnings retention ($48.5 million of net income less $13.0 million of dividends), a $12.9 million decrease in the net unrealized losses on securities available for sale, and the repurchase of $31.4 million of common stock.
     In the second quarter of 1995, First American declared cash dividends on its common stock of $.25 per share compared to $.21 per share in the second quarter of 1994, a 19% increase. The dividend payout ratio was 26% in the second quarter of 1995 compared to 25% in the second quarter of 1994. Cash dividends for the first six months of 1995 were $.50 versus $.42 in the first six months of 1994, a 19% increase. In July 1995, the Board of Directors voted to increase the quarterly cash dividend from $.25 per share to $.28 per share based on First American's capital position and financial performance.
     First American repurchased 919,000 shares of First American Corporation stock in the open market during the first six months of 1995 at an average price of $34.15 per share. Under Tennessee law, such shares have been recognized as authorized but unissued. Accordingly, the excess of the purchase price over par has been reflected as a reduction from capital surplus.

     The Federal Reserve Board and Office of the Comptroller of the Currency
(OCC) regulations require that bank holding companies and national banks maintain minimum capital ratios. As of June 30, 1995, the Company and its principal subsidiary, First American National Bank (FANB), had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. At June 30, 1995, the Company and FANB, respectively, had total risk-based capital ratios of 12.04% and 10.90%, Tier I risk-based capital ratios of 9.98% and 9.64%, and Tier I leverage capital ratios of 7.93% and 7.70%. In order to be considered well capitalized, the total risk-based capital ratio must be a minimum of 10%, the Tier I risk-based capital ratio must equal or exceed 6%, and the Tier I leverage capital ratio must be 5% or greater.

LIQUIDITY
     Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets, which include cash and cash equivalents (less Federal Reserve Bank reserve requirements), money market instruments, and securities that will mature within one year, amounted to $751.6 million and $635.3 million at June 30, 1995 and 1994, respectively. The estimated average maturity of securities was 3.7 years and 4.3 years at June 30, 1995 and 1994, respectively. The average repricing life of the total securities portfolio was
1.7 years and 2.9 years at June 30, 1995 and 1994, respectively. The overall liquidity position of First American is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 88% of total deposits at June 30, 1995, versus 92% at June 30, 1994.
     Effective March 31, 1995, the total commitment on First American's revolving credit agreement was increased to $70 million from $50 million and the termination date of the agreement was extended to March 31, 1998 from March 31, 1997. There were no revolving credit borrowings outstanding during the first six months of 1995.

                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

        The Corporation and seven (7) other financial institutions are defendants in two companion lawsuits, one filed in the U.S. District Court for the Western District of Tennessee and the other filed in the Circuit Court for Shelby County, Tennessee. The federal court action seeks unspecified damages and alleges a conspiracy or combination among the defendant banks to fix the amount of overdraft and insufficient funds charges. The state court action seeks compensatory and punitive damages in the amount of $25 million under state law theories, including implied contract and unconscionability, based on the imposition of overdraft and insufficient funds charges unrelated to cost. Summary judgment was granted in favor of the defendant banks in the federal action. The Plaintiffs appealed, but the Sixth Circuit Court of Appeals affirmed the District Court's granting of summary judgment and denied the Plaintiff's subsequent petition for rehearing. As for the state court action, it was dismissed as a result of motions filed by the defendant banks. An appeal was filed by the Plaintiffs. The Tennessee Court of Appeals affirmed the trial court's dismissal of the lawsuit. The Plaintiffs then appealed to the Tennessee Supreme Court, which denied the Plaintiff's request for permission to appeal.
        A petition to rehear the Supreme Court's denial of permission to appeal has been filed and is pending. Also, a motion has been filed and is pending with the Tennessee Court of Appeals to set aside its decision due to an alleged conflict of interest on the part of one of the judges. Management believes these suits are without merit and, based upon information currently known and on advice of counsel, that they will not have a material adverse effect on the Corporation's consolidated financial statements.

        There are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.


Item 4. Submission of Matters to a Vote of Security Holders

   (a)  An annual meeting of shareholders was held on April 20, 1995.

   (b) At the annual meeting, the shareholders voted on the election of directors. The name of each director elected, including a tabulation of votes, is as follows:

                                          For        Against      Abstain
                                          ---        -------      -------
        Reginald D. Dickson            21,626,519     43,393       34,124
        T. Scott Fillebrown, Jr.       21,646,095     25,167       32,774
        Gene C. Koonce                 21,648,399     21,563       34,073
        Dale W. Polley                 21,654,868     15,095       34,073
        James F. Smith, Jr.            21,652,860     17,103       34,109
        Cal Turner, Jr.                21,653,944     15,968       34,124
        Ted H. Welch                   21,632,981     36,931       34,124
        David K. Wilson                21,644,959     25,004       34,073

        The name of each other director whose term of office as a director continued after the annual meeting is as follows: (until 1996 meeting) Samuel E. Beall, III, Earnest W. Deavenport, Jr., Martha R. Ingram, James R. Martin, Roscoe R. Robinson, and William S. Wire II; (until 1997 meeting) Dennis C. Bottorff, James A. Haslam II, Walter G. Knestrick, Robert A. McCabe, Jr., William O. McCoy, and Toby S. Wilt.


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Number                          Description
        ------                          -----------
          11 Statement regarding computation of per share earnings is included in Note 7 to the Consolidated Financial Statements for the Quarter Ended June 30, 1995. See Part 1, Item 1.

          15 Letter regarding unaudited interim financial information from KPMG Peat Marwick LLP, dated July 20, 1995.

          27 Financial Data Schedule for interim year-to-date period ended June 30, 1995.

   (b)  Reports on Form 8-K

        A report on Form 8-K dated May 22, 1995, was voluntarily filed under item 5 disclosing that First American Corporation entered into a definitive merger agreement under which all of the outstanding shares of Charter Federal Savings Bank will, subject to certain terms and conditions, be exchanged for First American Corporation common stock.

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



                                    FIRST AMERICAN CORPORATION
                                    ---------------------------
                                    (Registrant)



                                    /s/ Martin E. Simmons
                                    --------------------------------------------
                                    Martin E. Simmons
                                    Executive Vice President, General Counsel,
                                       Secretary and Principal Financial Officer

                                    Date:           August 7, 1995
                                           ---------------------------------

                           FIRST AMERICAN CORPORATION

                          QUARTERLY STATEMENT ON FORM
                                      10-Q

                        FOR QUARTER ENDED JUNE 30, 1995

                                 EXHIBIT INDEX



Exhibit
Number                                    Description
- -------                 -------------------------------------------------
   15 Letter regarding unaudited interim financial information from KPMG Peat Marwick LLP, dated
                        July 20, 1995.

   27 Financial Data Schedule for interim year-to-date period ended June 30, 1995. (For SEC use only)