Form 10-Q/A
period 1995-06-30
FIRST AMERICAN CORP /TN/
filed 1995-09-22
CIK 36068

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                                 FORM 10-Q/A


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

                               Amended Report

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

                       PART I.  FINANCIAL INFORMATION


                                   ITEM 1

                            FINANCIAL STATEMENTS


                       FOR QUARTER ENDED JUNE 30, 1995





This section has been amended to provide additional disclosures in Notes 1 and 6 to the Consolidated Financial Statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                          QUARTER ENDED           SIX MONTHS ENDED
                                                                             JUNE 30                   JUNE 30
                                                                       -------------------       --------------------
                                                                         1995       1994           1995        1994
                                                                       --------   --------       --------    --------
                                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
  Interest and fees on loans                                           $110,018   $ 84,664       $212,260    $162,975
  Interest and dividends on securities                                   32,377     29,514         64,890      60,287
  Interest on Federal funds sold and securities
     purchased under agreements to resell                                   874        650          1,677       1,843
  Interest on time deposits with other banks and other interest             404        246            755         541
---------------------------------------------------------------------------------------------------------------------
           Total interest income                                        143,673    115,074        279,582     225,646
---------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits:
     NOW accounts                                                         3,660      4,048          7,402       7,822
     Money market accounts                                               19,979     14,002         38,099      26,503
     Regular savings                                                      1,978      2,484          4,104       4,938
     Certificates of deposit under $100,000                              15,123     10,316         28,425      20,358
     Certificates of deposit $100,000 and over                            8,166      3,580         13,323       6,341
     Other time and foreign                                               5,365      3,654         10,053       7,461
---------------------------------------------------------------------------------------------------------------------
           Total interest on deposits                                    54,271     38,084        101,406      73,423
---------------------------------------------------------------------------------------------------------------------
  Interest on short-term borrowings                                      11,959      6,592         23,271      11,736
  Interest on long-term debt                                              4,384        959          8,794       1,898
---------------------------------------------------------------------------------------------------------------------
           Total interest expense                                        70,614     45,635        133,471      87,057
---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                      73,059     69,439        146,111     138,589
PROVISION FOR LOAN LOSSES (NOTE 3)                                         -          -              -           -
---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      73,059     69,439        146,111     138,589
---------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                                    11,651     10,440         22,356      19,861
  Commissions and fees on fiduciary activities                            4,176      4,295          8,079       8,529
  Investment services income and trading account revenue                  2,301      2,526          5,134       5,178
  Merchant discount fees                                                    725        567          1,400       1,191
  Net realized gain (loss) and write down on securities                     337        117            354        (286)
  Other income                                                            6,306      6,146         12,378      13,253
---------------------------------------------------------------------------------------------------------------------
           Total non-interest income                                     25,496     24,091         49,701      47,726
---------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                         34,404     32,304         68,613      63,972
  Net occupancy expense                                                   5,241      5,078         10,485      10,491
  Equipment expense                                                       3,919      3,593          7,371       7,180
  Systems and processing expense                                          2,804      2,399          5,256       5,818
  FDIC insurance expense                                                  3,181      3,126          6,372       6,225
  Marketing expense                                                       2,442      1,861          4,472       3,551
  Communication expense                                                   2,366      2,057          4,787       4,043
  Supplies expense                                                        1,352      1,308          2,826       2,634
  Foreclosed properties expense (income), net                            (2,651)      (222)        (3,265)       (998)
  Other expenses                                                          6,355      6,449         12,221      11,982
---------------------------------------------------------------------------------------------------------------------
           Total non-interest expense                                    59,413     57,953        119,138     114,898
---------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                         39,142     35,577         76,674      71,417
Income tax expense                                                       14,576     13,517         28,190      27,417
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $ 24,566   $ 22,060       $ 48,484    $ 44,000
=====================================================================================================================
PER COMMON SHARE:
  Net income                                                           $    .95   $    .85       $   1.87    $   1.69
  Cash dividends                                                            .25        .21           0.50         .42
=====================================================================================================================
Weighted average common shares outstanding                               25,731     26,073         25,911      26,057
=====================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30                 DECEMBER 31
                                                                        ---------------------------       ------------
                                                                            1995            1994             1994
                                                                        -----------     -----------       ------------

                                                                               (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks                                                $  413,232      $  368,630       $  498,273
  Time deposits with other banks                                             26,284           2,784            3,855
  Securities:
     Held to maturity (market value $1,462,105, $1,505,608 and
        $1,410,504, respectively)                                         1,461,960       1,543,636        1,485,311
     Available for sale (amortized cost $558,995, $420,096
        and $685,880, respectively)                                         558,671         399,693          664,748
--------------------------------------------------------------------------------------------------------------------
        Total securities                                                  2,020,631       1,943,329        2,150,059
--------------------------------------------------------------------------------------------------------------------
  Federal funds sold and securities purchased under
     agreements to resell                                                    83,805         190,570           26,634
  Trading account securities                                                 29,224           8,969            8,617
  Loans:
     Commercial                                                           2,529,817       2,012,696        2,280,702
     Consumer--amortizing mortgages                                       1,205,861       1,088,193        1,136,768
     Consumer--other                                                      1,084,717       1,013,252        1,042,688
     Real estate--construction                                              153,953          96,282          127,228
     Real estate--commercial mortgages and other                            311,395         314,352          282,856
--------------------------------------------------------------------------------------------------------------------
        Total loans                                                       5,285,743       4,524,775        4,870,242
     Unearned discount and net deferred loan fees                             5,463           7,070            6,932
--------------------------------------------------------------------------------------------------------------------
        Loans, net of unearned discount and net deferred
            loan fees                                                     5,280,280       4,517,705        4,863,310
     Allowance for possible loan losses (note 3)                            126,575         136,745          127,148
--------------------------------------------------------------------------------------------------------------------
        Total net loans                                                   5,153,705       4,380,960        4,736,162
--------------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                               110,186         104,945          104,244
  Foreclosed properties                                                       9,256          15,953            9,607
  Other assets                                                              224,823         211,543          219,730
--------------------------------------------------------------------------------------------------------------------
        Total assets                                                     $8,071,146      $7,227,683       $7,757,181
====================================================================================================================
LIABILITIES
  Deposits:
     Demand (non-interest-bearing)                                       $1,121,110      $1,132,747       $1,243,863
     NOW accounts                                                           731,016         798,448          789,137
     Money market accounts                                                1,777,154       1,471,116        1,590,164
     Regular savings                                                        332,312         428,164          392,089
     Certificates of deposit under $100,000                               1,160,728       1,113,602        1,122,848
     Certificates of deposit $100,000 and over                              632,467         374,875          355,221
     Other time                                                             297,502         315,378          307,439
     Foreign                                                                106,047          67,112           60,300
--------------------------------------------------------------------------------------------------------------------
        Total deposits                                                    6,158,336       5,701,442        5,861,061
--------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                                                     819,993         807,958          929,840
  Long-term debt                                                            251,637          52,382          252,067
  Other liabilities                                                         203,124          84,843           97,517
--------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                 7,433,090       6,646,625        7,140,485
--------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Common stock, $5 par value; authorized 50,000,000
     shares; issued: 25,426,355 shares at June 30, 1995;
     26,094,370 shares at June 30, 1994 and 26,144,846
     shares at December 31, 1994                                            127,132         130,472          130,724
  Capital surplus                                                            96,223         118,890          119,549
  Retained earnings                                                         416,898         346,698          381,408
  Deferred compensation on restricted stock                                  (1,696)         (1,963)          (1,629)
--------------------------------------------------------------------------------------------------------------------
        Realized shareholders' equity                                       638,557         594,097          630,052
  Net unrealized gains (losses) on securities available
     for sale, net of tax                                                      (501)        (13,039)         (13,356)
--------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                          638,056         581,058          616,696
--------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                       $8,071,146      $7,227,683       $7,757,181
====================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                   NET
                                                                                                UNREALIZED
                                                                                   DEFERRED       GAINS
                                                                                 COMPENSATION   (LOSSES)
                                                                                      ON      ON SECURITIES
SIX MONTHS ENDED JUNE 30, 1994, AND              COMMON     CAPITAL     RETAINED  RESTRICTED    AVAILABLE
  JUNE 30, 1995                                  STOCK      SURPLUS     EARNINGS     STOCK       FOR SALE    TOTAL
                                               ---------   ---------    --------  -----------   --------- ----------
                                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Balance, January 1, 1994                        $129,941    $117,015    $313,644    $   (940)    $ 22,049   $581,709
Issuance of 60,969 common shares in
  connection with Employee Benefit Plan, net
  of discount on Dividend Reinvestment Plan          305         728        -           -            -         1,033
Issuance of 45,200 shares of restricted common
  stock                                              226       1,147        -         (1,373)        -          -
Amortization of deferred compensation on
  restricted stock                                  -           -           -            350         -           350
Net income                                          -           -         44,000        -            -        44,000
Cash dividends declared ($.42 per common
  share)                                            -           -        (10,946)       -            -       (10,946)
Change in net unrealized gains and losses on
  securities available for sale, net of taxes       -           -           -           -         (35,088)   (35,088)
--------------------------------------------------------------------------------------------------------------------
Balance June 30, 1994                           $130,472    $118,890    $346,698    $ (1,963)    $(13,039)  $581,058
====================================================================================================================

Balance, January 1, 1995                        $130,724    $119,549    $381,408    $ (1,629)    $(13,356)  $616,696
Issuance of 185,432 common shares in
  connection with Employee Benefit Plan, net
  of discount on Dividend Reinvestment Plan          927       3,049        -           -            -         3,976
Issuance of 15,077 shares of restricted common
  stock                                               76         414        -           (490)        -          -
Repurchase of 919,000 shares of common stock      (4,595)    (26,789)       -           -            -       (31,384)
Amortization of deferred compensation on
  restricted stock                                  -           -           -            423         -           423
Net income                                          -           -         48,484        -            -        48,484
Cash dividends declared ($.50 per common
  share)                                            -           -        (12,994)       -            -       (12,994)
Change in net unrealized gains and losses on
  securities available for sale, net of taxes       -           -           -           -          12,855     12,855
--------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                          $127,132    $ 96,223    $416,898    $ (1,696)    $   (501)  $638,056
====================================================================================================================


See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30
                                                                                           --------------------------
                                                                                              1995            1994
                                                                                           ----------      ----------

                                                                                                 (IN THOUSANDS)
Operating Activities
  Net income                                                                                $  48,484      $   44,000
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
        Provision for loan losses                                                               -               -
        Depreciation of premises and equipment                                                  6,522           6,786
        Amortization of intangible assets                                                       1,715           1,659
        Other amortization (accretion), net                                                    (3,905)           (107)
        Deferred income tax expense (benefit)                                                   4,966          (1,329)
        Net realized (gain) loss and write down on securities                                    (354)            286
        Net (gain) loss on sales of premises and equipment                                        (12)           (172)
        Change in assets and liabilities, net of effects from purchase of bank subsidiary:
              (Increase) decrease in accrued interest receivable                               (4,807)         (2,819)
              Increase (decrease) in accrued interest payable                                   4,903           5,736
              (Increase) decrease in trading account securities                               (20,607)          3,294
              (Increase) decrease in other assets                                             (14,813)        (29,559)
              Increase (decrease) in other liabilities                                        100,703         (14,509)
---------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                                      122,795          13,266
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net increase in time deposits with other banks                                              (22,429)           (589)
  Proceeds from sales of securities available for sale                                        489,921       1,304,215
  Proceeds from maturities of securities available for sale                                     8,859         118,526
  Purchases of securities available for sale                                                 (368,379)       (681,178)
  Proceeds from maturities of securities held to maturity                                     110,186          91,112
  Purchases of securities held to maturity                                                    (85,408)       (774,363)
  Net increase in Federal funds sold and securities
     purchased under agreements to resell                                                     (57,171)        (45,785)
  Net (increase) decrease in loans                                                           (417,543)       (140,332)
  Purchase of bank subsidiary, net of cash acquired                                             -              (1,784)
  Proceeds from sales of premises and equipment                                                   137             784
  Purchases of premises and equipment                                                         (12,589)         (8,755)
---------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                   (354,416)       (138,149)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                         297,275         (34,129)
  Net increase (decrease) in short-term borrowings                                           (109,847)         51,195
  Redemption of 7 5/8% debentures at 101.22%                                                    -             (13,759)
  Net repayment of long-term debt                                                                (446)          -
  Net proceeds from issuance of common stock                                                    3,976           1,033
  Cash dividends paid                                                                         (12,994)        (10,946)
  Repurchase of common stock                                                                  (31,384)          -
---------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                                      146,580          (6,606)
---------------------------------------------------------------------------------------------------------------------
  Decrease in cash and due from banks                                                         (85,041)       (131,489)
  Cash and due from banks, January 1                                                          498,273         500,119
---------------------------------------------------------------------------------------------------------------------
  Cash and due from banks, June 30                                                          $ 413,232      $  368,630
=====================================================================================================================
  Cash paid during the period for:
     Interest expense                                                                       $ 128,568      $   81,157
     Income taxes                                                                              13,416          31,453
  Noncash investing activities:
     Foreclosures                                                                                 713           1,053
     Securities transferred to held to maturity from
        available for sale                                                                      -             203,764
---------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION
     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the banking industry.
     The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Corporation's 1994 Annual Report to Shareholders. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with current year presentation. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

(2)  NONPERFORMING ASSETS
     Nonperforming assets were as follows:

                                                                                JUNE 30           December 31
-------------------------------------------------------------------------------------------------------------
    (in thousands)                                                         1995          1994          1994
-------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                          $15,045      $15,185       $11,510
Foreclosed properties                                                        9,256       15,953         9,607
-------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                               $24,301      $31,138       $21,117
=============================================================================================================
90 days or more past due
  on accrual                                                                $6,567      $ 2,658       $ 4,530
=============================================================================================================
Nonperforming assets as a percent of
  loans and foreclosed properties                                              .46%         .69%          .43%
=============================================================================================================

(3)  ALLOWANCE FOR POSSIBLE LOAN LOSSES
     Transactions in the allowance for possible loan losses were as follows:

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30
-------------------------------------------------------------------------------------------------------------
                (in thousands)                                                           1995          1994
-------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                     $127,148      $134,124
Provision (credited) charged to operating expenses                                        -             -
Allowance of subsidiary purchased                                                         -               323
-------------------------------------------------------------------------------------------------------------
                                                                                        127,148       134,447
-------------------------------------------------------------------------------------------------------------
Loans charged off                                                                         7,517         7,105
Recoveries of loans previously charged off                                               (6,944)       (9,403)
-------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                                                573        (2,298)
-------------------------------------------------------------------------------------------------------------
Balance, June 30                                                                       $126,575      $136,745
=============================================================================================================

Allowance ratios were as follows:

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30
----------------------------------------------------------------------------------------------------------
                                                                                         1995         1994
----------------------------------------------------------------------------------------------------------
Allowance end of period to net loans outstanding                                        2.40%         3.03%
Net charge-offs (recoveries) to average loans (annualized)                               .02          (.11)
==========================================================================================================

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

(6) ACCOUNTING MATTERS
     During 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 was amended in 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These pronouncements apply to all loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans. The Statements also do not apply to loans that are measured at fair value or the lower of cost or fair value, leases, and debt securities as defined by SFAS No. 115.
     A loan is impaired when it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Generally, impaired loans must be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.
     The Corporation adopted SFAS Nos. 114 and 118 effective January 1, 1995, on a prospective basis. The adoption of the pronouncements had no material impact on the Corporation's consolidated financial statements. The impact to historical and current amounts related to in-substance foreclosures was not material, and accordingly, historical amounts have not been restated.

     The Corporation's consumer loans are currently divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and, thus, not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Corporation are evaluated for impairment under the provisions of SFAS Nos. 114 and 118. Most of the Corporation's impaired loans are measured on a loan-by-loan basis.
     The Corporation considers all loans on non-accrual status to be impaired. Commercial loans are placed on non-accrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on non-accrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.
     Generally, at the time a loan is placed on non-accrual status, all interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for possible loan losses.
Thereafter, interest on non-accrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A non-accrual loan may be restored to an accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.
     Loans not on non-accrual status are classified as impaired in certain cases when there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Corporation will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Corporation's criteria for non-accrual status.
     Generally, the Corporation also classifies as impaired any loans whose terms have been modified in a troubled debt restructuring after January 1, 1995. Interest is generally accrued on such loans that continue to meet the modified terms of their loan agreements.
     The Corporation's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged off in the month when they are considered uncollectible.
     The impaired loans and related loan loss reserve amounts at June 30, 1995 follow:



                                                                                        AS OF JUNE 30, 1995
-------------------------------------------------------------------------------------------------------------
                                                                                      RECORDED
                                                                                     INVESTMENT
                                                                                     IN IMPAIRED    LOAN LOSS
  (in thousands)                                                                        LOANS        RESERVE
-------------------------------------------------------------------------------------------------------------
Impaired loans with loan loss reserves                                                 $ 16,365      $  4,199
Impaired loans with no loan loss reserves                                                15,352         -
-------------------------------------------------------------------------------------------------------------
  Total                                                                                $ 31,717      $  4,199
=============================================================================================================

     The above loan loss reserves were primarily determined using the fair value of the loans' collateral.

     The following details the average recorded investment in impaired loans for the quarter and six months ended June 30, 1995, and the related total amount of interest income recognized on the accrual and cash basis during those periods that such loans were impaired.



                                                                                       FOR THE PERIODS ENDED
                                                                                           JUNE 30, 1995
-------------------------------------------------------------------------------------------------------------
                                                                                                        SIX
     (in thousands)                                                                    QUARTER        MONTHS
-------------------------------------------------------------------------------------------------------------
Average recorded investment in impaired loans                                          $ 25,957      $ 25,548
=============================================================================================================
Interest income recognized on impaired loans
  Accrual basis                                                                       $     324     $     490
  Cash basis                                                                                 44            93
-------------------------------------------------------------------------------------------------------------
       Total                                                                          $     368     $     583
=============================================================================================================

     During March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of," which must be adopted by the Corporation by January 1, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. At this time the Corporation is evaluating when and how it will adopt SFAS No. 121. Adoption of SFAS No. 121 is not expected to have a material effect on the Corporation's consolidated financial statements.
     During May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights--An Amendment of FASB Statement No. 65." SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that rights to service mortgage loans for others be recognized as separate assets, however those servicing rights are acquired. An enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. SFAS No. 122 must be adopted by the Corporation by January 1, 1996, and applies prospectively to transactions in which an enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS 122. At this time the Corporation is evaluating when and how it will adopt SFAS No. 122, as well as the possible financial impact of the statement on the Corporation's consolidated financial statements.

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

                         PART I.  FINANCIAL INFORMATION


                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                        FOR QUARTER ENDED JUNE 30, 1995





This section has been amended to provide additional disclosures in the section entitled FINANCIAL CONDITION.

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

                                                                                                   Weighted
                                                                                                   Average
                                                                   Weighted Average Rate           Maturity
                          Related Variable Rate   Notional         ---------------------           --------       Fair
 (in thousands)              Asset/Liability       Amount          Paid           Receive           Years         Value
-----------------------------------------------------------------------------------------------------------------------
 JUNE 30, 1995
  Interest rate swaps    Money market deposits   $  650,000      5.91%    (1)   6.19%     (2)      1.4          $   494
  Interest rate swaps    Long-term debt             200,000      7.11     (1)   6.11      (3)      1.3           (3,222)
  Interest rate swaps    Loans                      200,000      6.22     (3)   7.39      (1)      3.9            9,133
  Forward interest rate
     swaps               Money market deposits      650,000      7.81     (4)    N/A      (4)      1.4 (4)       (9,549)
  Futures contracts (5)  Money market deposits      140,000       N/A            N/A               1.4 (5)         (727)
                                                 ----------                                                     -------
                                                 $1,840,000                                                     $(3,871)
=======================================================================================================================
 June 30, 1994
  Interest rate swaps    Money market deposits   $  800,000      4.97%    (1)   4.24%     (2)      1.2          $ 8,124
  Interest rate swaps    Loans                      100,000      5.09     (3)   6.90      (1)      4.4             (239)
  Basis swaps            Held to maturity           200,000      5.06     (6)   4.25      (3)       .8             (893)
                         securities
  Forward interest rate
     swaps               Money market deposits      200,000      6.64     (7)    N/A      (7)      2.0 (7)          839
  Futures contracts (8)  Money market deposits      400,000       N/A            N/A               1.9 (8)          967
                                                 ----------                                                     -------
                                                 $1,700,000                                                     $ 8,798
=======================================================================================================================

     (1) Fixed rate.

     (2) Variable rate which reprices quarterly based on 3-month LIBOR except for $25 million which reprices every 6 months based on 6-month LIBOR.
     (3) Variable rate which reprices quarterly based on 3-month LIBOR.
     (4) Forward swap periods began in June 1995 for $200 million and will begin December 1995 for $450 million. The rates paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR and were 5.95% for the contracts which began in June 1995, but are currently unknown on the contracts which begin in December 1995 since they will not be established until the affected periods begin.
     (5) Represents $140 million short position of Eurodollar futures contracts which in aggregate simulates a $35 million 2-year interest rate swap.
     (6) Variable rate which reprices quarterly based on 5-year constant meturity Treasury rate less a constant spread.
     (7) Forward swap periods begin in June 1995. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR but are currently unknown since they will not be established until the affected periods begin.
     (8) Represents $400 million short position of Eurodollar futures contracts which in aggregate simulates a $100 million 2-year interest rate swap.

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

FINANCIAL CONDITION
ASSETS
     Total assets of First American rose $843.5 million, or 12%, to $8.07 billion at June 30, 1995, compared to $7.22 billion one year earlier. The growth in total assets is primarily due to the $762.6 million, or 17%, increase in loans, net of unearned discount and net deferred loan fees, to $5.28 billion at June 30, 1995, from $4.52 billion at June 30, 1994. Leading the growth in loans were commercial loans, which increased $517.1 million, or 26%, over a broad range of industry categories and consumer amortizing mortgages, which increased $117.7 million, or 11%. Total assets at June 30, 1995, were $314.0 million, or 4%, higher than total assets of $7.76 billion at December 31, 1994. The increase in total assets resulted primarily from a $417.0 million, or 9%, increase in loans, net of unearned discount and net deferred loan fees, from $4.86 billion of loans at December 31, 1994. The growth in loans was led by a $249.1 million, or 11%, increase in commercial loans over a variety of industry categories and consumer amortizing loans, which rose $69.1 million, or 6%, from December 31, 1994. The increase in loan volume from June 30, 1994, to June 30, 1995, as well as from December 31, 1994, to June 30, 1995, reflects the positive economic conditions in Tennessee and selected markets in adjacent states and the success of First American's marketing programs.

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

     In order to maintain the allowance at an appropriate level, First American's loan loss methodology produced no provision for loan losses during the second quarters of 1995 and 1994 nor during the six month periods ended June 30, 1995 and 1994. The primary factors leading to no provision for loan losses in the second quarter and six months ended June 30, 1995, were favorable net loan charge-off experience and a continuation of favorable asset quality indicators discussed under the caption "Asset Quality." In the second quarters of 1995 and 1994, gross charge-offs were $4.0 million and $4.6 million while recoveries totalled $3.5 million and $3.9 million, respectively. Net charge-offs were $.5 million in the second quarter of 1995 as compared to $.7 million in the second quarter of 1994. In the first six months of 1995 and 1994, gross charge-offs were $7.5 million and $7.1 million while recoveries totalled $6.9 million and $9.4 million, respectively. Net charge-offs were $.6 million in the six months ended June 30, 1995, as compared to $2.3 million of net recoveries in the six months ended June 30, 1994.
     The allowance for possible loan losses was $126.6 million at June 30, 1995, compared with $136.7 million at June 30, 1994, and $127.1 million at December 31, 1994. The allowance for possible loan losses represented 2.40% and 3.03% of net loans at June 30, 1995 and 1994, respectively, and 2.61% at December 31, 1994.
     Effective January 1, 1995, First American adopted prospectively Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." These pronouncements require that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. First American's financial position and results of operations were not materially impacted by the adoption of SFAS No. 114 and SFAS No. 118.

ASSET QUALITY
     First American's nonperforming assets were $24.3 million at June 30, 1995, compared with $31.1 million at June 30, 1994, a decrease of 22%. Nonperforming assets at June 30, 1995, were $3.2 million, or 15%, higher than the December 31, 1994 nonperforming asset balance of $21.1 million. Nonperforming assets at June 30, 1995, represented .46% of total loans and foreclosed properties, compared to .69% at June 30, 1994, and .43% at December 31, 1994. At June 30, 1995, nonperforming assets were comprised of $15.0 million of non-accrual loans and $9.3 million of foreclosed properties.
     Other potential problem loans consist of loans that are currently not considered nonperforming but on which information about possible credit problems has caused Management to doubt the ability of the borrowers to comply fully with present repayment terms. At June 30, 1995, loans totalling approximately $63 million, while not considered nonperforming loans, were classified in First American's internal loan grading system as substandard or worse, compared with approximately $80 million of such loans at June 30, 1994, and approximately $75 million at December 31, 1994. Depending on the economy and other factors, these loans and others, which may not be presently identified, could become nonperforming assets in the future.

LIABILITIES
     Total deposits were $6.16 billion at June 30, 1995, an increase of $456.9 million, or 8%, from $5.70 billion a year earlier. Core deposits, which are defined as total deposits excluding certificates of deposit $100,000 and over and foreign deposits, totalled $5.42 billion at June 30, 1995, and $5.26 billion at June 30, 1994, a 3% increase. Long-term debt increased $199.3 million from June 30, 1994, to a balance of $251.6 million at June 30, 1995, due to two separate $100.0 million advances from the Federal Home Loan Bank occurring on December 29, 1994, and August 2, 1994.
     Total deposits at June 30, 1995, were $297.3 million, or 5%, higher than total deposits of $5.86 billion at December 31, 1994. Core deposits at June 30, 1995, were $25.7 million lower than total core deposits of $5.45 billion at December 31, 1994, while certificates of deposits of $100,000 and over increased $277.2 million from $355.2 million at December 31, 1994, to $632.5 million at June 30, 1995.

CAPITAL POSITION
     Total shareholders' equity was $638.1 million, or 7.91%, of total assets at June 30, 1995, $581.1 million, or 8.04%, of total assets at June 30, 1994, and $616.7 million, or 7.95% of total assets at

December 31, 1994. Book value per share was $25.09 on June 30, 1995, $22.27 at June 30, 1994, and $23.59 at December 31, 1994.
     Total shareholders' equity increased $21.4 million from December 31, 1994, principally from $35.5 million of earnings retention ($48.5 million of net income less $13.0 million of dividends), a $12.9 million decrease in the net unrealized losses on securities available for sale, and the repurchase of $31.4 million of common stock.
     In the second quarter of 1995, First American declared cash dividends on its common stock of $.25 per share compared to $.21 per share in the second quarter of 1994, a 19% increase. The dividend payout ratio was 26% in the second quarter of 1995 compared to 25% in the second quarter of 1994. Cash dividends for the first six months of 1995 were $.50 versus $.42 in the first six months of 1994, a 19% increase. In July 1995, the Board of Directors voted to increase the quarterly cash dividend from $.25 per share to $.28 per share based on First American's capital position and financial performance.
     First American repurchased 919,000 shares of First American Corporation stock in the open market during the first six months of 1995 at an average price of $34.15 per share. Under Tennessee law, such shares have been recognized as authorized but unissued. Accordingly, the excess of the purchase price over par has been reflected as a reduction from capital surplus.
     The Federal Reserve Board and Office of the Comptroller of the Currency
(OCC) regulations require that bank holding companies and national banks maintain minimum capital ratios. As of June 30, 1995, the Company and its principal subsidiary, First American National Bank (FANB), had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. At June 30, 1995, the Company and FANB, respectively, had total risk-based capital ratios of 12.04% and 10.90%, Tier I risk-based capital ratios of 9.98% and 9.64%, and Tier I leverage capital ratios of 7.93% and 7.70%. In order to be considered well capitalized, the total risk-based capital ratio must be a minimum of 10%, the Tier I risk-based capital ratio must equal or exceed 6%, and the Tier I leverage capital ratio must be 5% or greater.

LIQUIDITY
     Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets, which include cash and cash equivalents (less Federal Reserve Bank reserve requirements), money market instruments, and securities that will mature within one year, amounted to $751.6 million and $635.3 million at June 30, 1995 and 1994, respectively, and $832.5 million at December 31, 1994. The estimated average maturity of securities was 3.7 years and 4.3 years at June 30, 1995 and 1994, respectively, and 4.2 years at December 31, 1994. The average repricing life of the total securities portfolio was 1.7 years and 2.9 years at June 30, 1995 and 1994, respectively, and 2.3 years at December 31, 1994. The overall liquidity position of First American is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 88% of total deposits at June 30, 1995, versus 92% at June 30, 1994, and 93% at December 31, 1994.
     Effective March 31, 1995, the total commitment on First American's revolving credit agreement was increased to $70 million from $50 million and the termination date of the agreement was extended to March 31, 1998 from March 31, 1997. There were no revolving credit borrowings outstanding during the first six months of 1995.

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

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Number                                                Description
           ------            -------------------------------------------------------------------------------------------
              11             Statement regarding computation of per share earnings is included in Note 7 to the
                             Consolidated Financial Statements for the Quarter Ended June 30, 1995.  See Part 1, Item 1.

              15             Letter regarding unaudited interim financial information from KPMG Peat Marwick LLP, dated
                             July 20, 1995, except for Note 6, as to which the date is September 22, 1995.

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

                                    Amended Date:       September 22, 1995
                                                   ----------------------------

                           FIRST AMERICAN CORPORATION

                          QUARTERLY STATEMENT ON FORM
                                      10-Q

                        FOR QUARTER ENDED JUNE 30, 1995

                                 EXHIBIT INDEX



Exhibit
Number                                                        Description
------           ---------------------------------------------------------------------------------------------------
   15            Letter regarding unaudited interim financial information from KPMG Peat Marwick LLP, dated July 20,
                 1995, except for Note 6, as to which the date is September 22, 1995.

   27            Financial Data Schedule for interim year-to-date period ended June 30, 1995.  Previously Filed.
                 (For SEC use only)