Form 10-Q
period 1995-09-30
FIRST AMERICAN CORP /TN/
filed 1995-11-14
CIK 36068

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

     Common shares outstanding: 27,910,274 as of November 1, 1995.

                         FIRST AMERICAN CORPORATION
                              AND SUBSIDIARIES

                                    INDEX



Part I.    Financial Information                                                                   Page
--------------------------------                                                                   ----
Item 1   Financial Statements (unaudited)

         Consolidated Income Statements for the Three and Nine
         Months Ended September 30, 1995 and 1994                                                    3

         Consolidated Balance Sheets as of September 30, 1995,
         September 30, 1994 and December 31, 1994                                                    4

         Consolidated Statements of Changes in Shareholders' Equity for
         the Nine Months Ended September 30, 1995
         and September 30, 1994                                                                      5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1995 and September 30, 1994                                      6

         Notes to Consolidated Financial Statements                                                  7

Item 2   Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                                         12


Part II.   Other Information
----------------------------

Item 1   Legal Proceedings                                                                          19

Item 6   Exhibits and Reports on Form 8-K                                                           19

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS



                                                                           QUARTER ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30              SEPTEMBER 30
                                                                       -------------------       --------------------
                                                                         1995       1994           1995       1994
                                                                       --------   --------       --------    --------
                                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
  Interest and fees on loans                                           $113,296   $ 89,169       $325,556    $252,144
  Interest and dividends on securities                                   33,464     28,849         98,354      89,136
  Interest on Federal funds sold and securities
     purchased under agreements to resell                                   628        848          2,305       2,691
  Interest on time deposits with other banks and other interest             828        299          1,583         840
---------------------------------------------------------------------------------------------------------------------
           Total interest income                                        148,216    119,165        427,798     344,811
---------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits:
     NOW accounts                                                         3,549      3,913         10,951      11,735
     Money market accounts                                               21,328     14,500         59,427      41,003
     Regular savings                                                      1,863      2,436          5,967       7,374
     Certificates of deposit under $100,000                              15,700     11,126         44,125      31,484
     Certificates of deposit $100,000 and over                            9,656      4,703         22,979      11,044
     Other time and foreign                                               5,669      4,158         15,722      11,619
---------------------------------------------------------------------------------------------------------------------
           Total interest on deposits                                    57,765     40,836        159,171     114,259
---------------------------------------------------------------------------------------------------------------------
  Interest on short-term borrowings                                      12,832      7,066         36,103      18,802
  Interest on long-term debt                                              4,422      1,885         13,216       3,783
---------------------------------------------------------------------------------------------------------------------
           Total interest expense                                        75,019     49,787        208,490     136,844
---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                      73,197     69,378        219,308     207,967
PROVISION FOR LOAN LOSSES (NOTE 3)                                        -          -              -           -
---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      73,197     69,378        219,308     207,967
---------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                                    11,402     10,646         33,758      30,507
  Commissions and fees on fiduciary activities                            4,221      3,849         12,300      12,378
  Investment services income and trading account revenue                  2,786      1,840          7,920       7,018
  Merchant discount fees                                                    893        783          2,293       1,974
  Net realized gain (loss) and write-down on securities                     154          2            508        (284)
  Other income                                                            6,946      6,414         19,324      19,667
---------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                           26,402     23,534         76,103      71,260
---------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                         33,940     33,018        102,553      96,990
  Net occupancy expense                                                   5,272      5,226         15,757      15,717
  Equipment expense                                                       3,686      3,885         11,057      11,065
  Systems and processing expense                                          2,317      2,062          7,573       7,880
  FDIC insurance expense                                                   (226)     3,184          6,146       9,409
  Marketing expense                                                       2,149      2,389          6,621       5,940
  Communication expense                                                   2,340      2,135          7,127       6,178
  Supplies expense                                                        1,575      1,384          4,401       4,018
  Foreclosed properties expense (income), net                               (26)    (2,456)        (3,291)     (3,454)
  Other expenses                                                          6,764      6,381         18,985      18,363
---------------------------------------------------------------------------------------------------------------------
     Total non-interest expense                                          57,791     57,208        176,929     172,106
---------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                         41,808     35,704        118,482     107,121
Income tax expense                                                       15,298     13,016         43,488      40,433
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $ 26,510   $ 22,688       $ 74,994    $ 66,688
=====================================================================================================================
PER COMMON SHARE:
  Net income                                                           $   1.05    $   .87       $   2.92    $   2.56
  Cash dividends                                                            .28        .21            .78         .63
=====================================================================================================================
Weighted average common shares outstanding                               25,245     26,117         25,687      26,077
=====================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30              DECEMBER 31
                                                                         --------------------------       -----------
                                                                            1995            1994             1994
                                                                         -----------     ----------       -----------
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks                                                $  436,007      $  395,640       $  498,273
  Time deposits with other banks                                              1,219           4,166            3,855
  Securities:
     Held to maturity (market value $1,460,228, $1,470,300 and
        $1,410,504, respectively)                                         1,461,771       1,514,079        1,485,311
     Available for sale (amortized cost $647,460, $495,660
        and $685,880, respectively)                                         646,782         471,359          664,748
--------------------------------------------------------------------------------------------------------------------
        Total securities                                                  2,108,553       1,985,438        2,150,059
--------------------------------------------------------------------------------------------------------------------
  Federal funds sold and securities purchased under
     agreements to resell                                                    80,321          80,282           26,634
  Trading account securities                                                 33,628          18,640            8,617
  Loans:
     Commercial                                                           2,688,107       2,131,273        2,280,702
     Consumer--amortizing mortgages                                       1,280,026       1,105,521        1,136,768
     Consumer--other                                                      1,146,000       1,036,302        1,042,688
     Real estate--construction                                              166,355         114,358          127,228
     Real estate--commercial mortgages and other                            307,299         318,505          282,856
--------------------------------------------------------------------------------------------------------------------
        Total loans                                                       5,587,787       4,705,959        4,870,242
     Unearned discount and net deferred loan fees                             5,120           6,830            6,932
--------------------------------------------------------------------------------------------------------------------
        Loans, net of unearned discount and net deferred
          loan fees                                                       5,582,667       4,699,129        4,863,310
     Allowance for possible loan losses (note 3)                            126,495         137,587          127,148
--------------------------------------------------------------------------------------------------------------------
        Total net loans                                                   5,456,172       4,561,542        4,736,162
--------------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                               113,386         106,476          104,244
  Foreclosed properties                                                       8,897          13,553            9,607
  Other assets                                                              205,716         201,610          219,730
--------------------------------------------------------------------------------------------------------------------
        Total assets                                                     $8,443,899      $7,367,347       $7,757,181
====================================================================================================================
LIABILITIES
  Deposits:
     Demand (non-interest-bearing)                                       $1,155,298      $1,157,758       $1,243,863
     NOW accounts                                                           704,705         771,045          789,137
     Money market accounts                                                1,915,993       1,490,776        1,590,164
     Regular savings                                                        309,870         413,978          392,089
     Certificates of deposit under $100,000                               1,153,352       1,139,852        1,122,848
     Certificates of deposit $100,000 and over                              641,125         426,351          355,221
     Other time                                                             295,627         314,551          307,439
     Foreign                                                                102,495          56,887           60,300
--------------------------------------------------------------------------------------------------------------------
        Total deposits                                                    6,278,465       5,771,198        5,861,061
--------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                                                   1,073,082         692,855          929,840
  Long-term debt                                                            260,144         152,052          252,067
  Other liabilities                                                         194,225         154,382           97,517
--------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                 7,805,916       6,770,487        7,140,485
--------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Common stock, $5 par value; authorized 50,000,000
     shares; issued: 24,967,732 shares at September 30, 1995;
     26,134,713 shares at September 30, 1994 and 26,144,846
     shares at December 31, 1994                                            124,839         130,674          130,724
  Capital surplus                                                            78,792         119,436          119,549
  Retained earnings                                                         436,335         363,900          381,408
  Deferred compensation on restricted stock                                  (1,333)         (1,808)          (1,629)
--------------------------------------------------------------------------------------------------------------------
        Realized shareholders' equity                                       638,633         612,202          630,052
  Net unrealized gains (losses) on securities available
     for sale, net of tax                                                      (650)        (15,342)         (13,356)
--------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                          637,983         596,860          616,696
--------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                       $8,443,899      $7,367,347       $7,757,181
====================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                   NET
                                                                                                UNREALIZED
                                                                                   DEFERRED       GAINS
                                                                                 COMPENSATION    (LOSSES)
                                                                                      ON      ON SECURITIES
NINE MONTHS ENDED SEPTEMBER 30, 1994, AND        COMMON     CAPITAL     RETAINED  RESTRICTED    AVAILABLE
  SEPTEMBER 30, 1995                             STOCK      SURPLUS     EARNINGS     STOCK       FOR SALE   TOTAL
                                               ---------   ---------    --------  -----------   --------- ----------
                                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Balance, January 1, 1994                        $129,941    $117,015    $313,644    $   (940)    $ 22,049    $ 581,709
Issuance of 101,312 common shares in
  connection with Employee Benefit Plan, net
  of discount on Dividend Reinvestment Plan          507       1,222       -           -            -            1,729
Issuance of 45,200 shares of restricted common
  stock                                              226       1,199       -          (1,425)       -            -
Amortization of deferred compensation on
  restricted stock                                 -           -           -             557        -              557
Net income                                         -           -          66,688       -            -           66,688
Cash dividends declared ($.63 per common
  share)                                           -           -         (16,432)      -            -          (16,432)
Change in net unrealized gains and losses on
  securities available for sale, net of tax        -           -           -           -          (37,391)     (37,391)
----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1994                     $130,674    $119,436    $363,900    $ (1,808)    $(15,342)    $596,860
======================================================================================================================

Balance, January 1, 1995                        $130,724    $119,549    $381,408    $ (1,629)    $(13,356)    $616,696
Issuance of 261,661 common shares in
  connection with Employee Benefit Plan and
  Dividend Reinvestment Plan, net of discount      1,308       4,717       -           -            -            6,025
Issuance of 9,377 shares of restricted common
  stock                                               47         274       -            (321)       -            -
Repurchase of 1,448,152 shares of common stock    (7,240)    (45,748)      -           -            -          (52,988)
Amortization of deferred compensation on
  restricted stock                                 -           -           -             617        -              617
Net income                                         -           -          74,994       -            -           74,994
Cash dividends declared ($.78 per common
  share)                                           -           -         (20,067)      -            -          (20,067)
Change in net unrealized gains and losses on
  securities available for sale, net of tax        -           -           -           -           12,706       12,706
----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995                     $124,839    $ 78,792    $436,335    $ (1,333)    $   (650)    $637,983
======================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          NINE MONTHS ENDED
                                                                                                             SEPTEMBER 30
                                                                                                      -------------------------
                                                                                                        1995            1994
                                                                                                      ---------      ----------
                                                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                                                          $  74,994      $   66,688
  Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                                         -               -
        Depreciation of premises and equipment                                                            9,969          10,320
        Amortization of intangible assets                                                                 2,573           2,530
        Accretion, net                                                                                   (4,958)            (51)
        Deferred income tax expense                                                                       8,091           1,400
        Net realized (gain) loss and write down on securities                                              (508)            284
        Net gain on sales of premises and equipment                                                         (31)           (170)
        Change in assets and liabilities, net of effects from purchase of bank subsidiary:
                 Increase in accrued interest receivable                                                 (4,105)         (3,020)
                 Increase in accrued interest payable                                                    17,813           9,548
                 Increase in trading account securities                                                 (25,011)         (6,377)
                 (Increase) decrease in other assets                                                         58         (19,161)
                 Increase in other liabilities                                                           78,895          50,880
-------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                          157,780         112,871
-------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net (increase) decrease in time deposits with other banks                                               2,636          (1,971)
  Proceeds from sales of securities available for sale                                                  641,261       1,313,729
  Proceeds from maturities of securities available for sale                                             116,088         137,041
  Purchases of securities available for sale                                                           (713,739)       (784,726)
  Proceeds from maturities of securities held to maturity                                               162,146         121,085
  Purchases of securities held to maturity                                                             (137,331)       (774,532)
  Net (increase) decrease in Federal funds sold and securities
     purchased under agreements to resell                                                               (53,687)         64,503
  Net increase in loans                                                                                (720,010)       (320,914)
  Purchase of bank subsidiary, net of cash acquired                                                       -              (1,784)
  Proceeds from sales of premises and equipment                                                             201             882
  Purchases of premises and equipment                                                                   (19,281)        (13,920)
-------------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                             (721,716)       (260,607)
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase in deposits                                                                              417,404          35,627
  Net increase (decrease) in short-term borrowings                                                      143,242         (63,908)
  Net advances from Federal Home Loan Bank                                                                8,500         100,000
  Redemption of 7 5/8% debentures at 101.22%                                                              -             (13,759)
  Net repayment of other long-term debt                                                                    (446)          -
  Net proceeds from issuance of common stock                                                              6,025           1,729
  Cash dividends paid                                                                                   (20,067)        (16,432)
  Repurchase of common stock                                                                            (52,988)          -
-------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                                          501,670          43,257
-------------------------------------------------------------------------------------------------------------------------------
  Decrease in cash and due from banks                                                                   (62,266)       (104,479)
  Cash and due from banks, January 1                                                                    498,273         500,119
-------------------------------------------------------------------------------------------------------------------------------
  Cash and due from banks, September 30                                                               $ 436,007      $  395,640
===============================================================================================================================
  Cash paid during the period for:
     Interest expense                                                                                 $ 190,677      $  127,132
     Income taxes                                                                                        27,405          44,027
  Noncash investing activities:
     Foreclosures                                                                                           986           1,366
     Securities transferred to held to maturity from
        available for sale                                                                                -             203,764
-------------------------------------------------------------------------------------------------------------------------------

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

(2)  NONPERFORMING ASSETS
     Nonperforming assets were as follows:

                                                                              SEPTEMBER 30        December 31
-------------------------------------------------------------------------------------------------------------
  (in thousands)                                                            1995         1994          1994
-------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                         $ 16,219     $ 14,075      $ 11,510
Foreclosed properties                                                        8,897       13,553         9,607
-------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                              $ 25,116     $ 27,628      $ 21,117
=============================================================================================================
90 days or more past due
  on accrual                                                              $  4,245     $  3,822      $  4,530
=============================================================================================================
Nonperforming assets as a percent of loans and
  foreclosed properties (excluding 90 days or
  more past due on accrual)                                                    .45%         .59%          .43%
=============================================================================================================

(3)  ALLOWANCE FOR POSSIBLE LOAN LOSSES
     Transactions in the allowance for possible loan losses were as follows:

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
-------------------------------------------------------------------------------------------------------------
  (in thousands)                                                                         1995           1994
-------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                     $127,148      $134,124
Provision (credited) charged to operating expenses                                        -             -
Allowance of subsidiary purchased                                                         -               323
-------------------------------------------------------------------------------------------------------------
                                                                                        127,148       134,447
-------------------------------------------------------------------------------------------------------------
Loans charged off                                                                        12,023        10,549
Recoveries of loans previously charged off                                              (11,370)      (13,689)
-------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                                                653        (3,140)
-------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                  $126,495      $137,587
=============================================================================================================

Allowance ratios were as follows:


                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30
-------------------------------------------------------------------------------------------------------------
                                                                                         1995           1994
-------------------------------------------------------------------------------------------------------------
Allowance end of period to net loans outstanding                                           2.27%         2.93%
Net charge-offs (recoveries) to average loans (annualized)                                  .02          (.09)
=============================================================================================================

(4)  LONG-TERM DEBT
           On January 31, 1994, the Corporation redeemed the remaining balance of approximately $13.6 million of its 7 5/8% debentures due in 2002, at a price of 101.22%.
           The Corporation borrowed $100.0 million from the Federal Home Loan Bank on December 29, 1994. The advance has a maturity of three years and interest which is payable and reprices monthly based on LIBOR. The Corporation borrowed $108.5 million from the Federal Home Loan Bank on September 29, 1995. The advance has a maturity of three years and interest which is payable and reprices monthly based on LIBOR. Also on September 29, 1995, the Corporation prepaid a $100 million variable rate Federal Home Loan Bank advance which had an original maturity of August 2, 1997.
           At September 30, 1995, the average interest rate on the $208.5 million of Federal Home Loan Bank advances was 5.875%.

(5)  ACQUISITIONS
           In September 1995, First American Enterprises, a wholly-owned subsidiary of the Corporation, entered into an agreement to purchase 49% of the stock of The SSI Group, Inc. (SSI), for approximately $8.6 million. SSI provides healthcare payments processing. The transaction is expected to be completed during the first quarter of 1996, subject to approval by regulatory authorities. The transaction is anticipated to be accounted for under the equity method of accounting.
           In July 1995, the Corporation signed a definitive merger agreement under which all of the outstanding shares including shares from the expected conversions of convertible debentures and convertible preferred stock of First City Bancorp, Inc. (First City) will be exchanged for approximately $47 million of First American Corporation's stock. Of the total First American Corporation common stock to be exchanged in the transaction, up to 80% is anticipated to be repurchased in the open market. First City is a bank holding company which operates First City Bank and Citizens Bank, both Tennessee state chartered banks, and Tennessee Credit Corporation, a consumer finance company. As of September 30, 1995, First City had $347.6 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area. The merger is expected to be completed during the first quarter of 1996, subject to approval by regulatory authorities and by First City's shareholders. The transaction is anticipated to be accounted for as a purchase.
           In May 1995, the Corporation signed a definitive merger agreement under which all of the outstanding shares of Charter Federal Savings Bank (Charter) will be exchanged for approximately $79 million of First American Corporation common stock. Up to 100% of the total Corporation shares to be exchanged in the transaction will be repurchased in the open market. Charter is a federal savings bank headquartered in Bristol, Virginia with $745.5 million in assets at September 30, 1995, and 27 branches (eight in Knoxville, Tennessee; five in Bristol, Tennessee and Bristol, Virginia; and 14 in other locations in southwestern Virginia). The merger is expected to be completed during the fourth quarter of 1995, subject to approval by regulatory authorities and by Charter's shareholders. The transaction is anticipated to be accounted for as a purchase.
           Since the execution of the original merger agreement, Charter has filed a lawsuit against the United States government seeking damages for breach of contract and unlawful taking of property arising out of the revocation by the United States of Charter's right to treat supervisory goodwill as an asset for regulatory purposes. On October 11, 1995, the merger agreement was amended to provide that Charter's shareholders may receive additional consideration consisting of shares of First American Corporation's stock with value equal to 50% of any goodwill litigation recovery, net of certain related expenses including federal and state income taxes, received within five years of approval of the merger by the Office of Thrift Supervision. Additionally, Charter has agreed to waive its right to terminate the merger agreement if the fair market value of First American Corporation stock is above $43.50 per share.
           On October 31, 1995 (effective November 1, 1995), the Corporation completed the merger with Heritage Federal Bancshares, Inc. (Heritage) by exchanging approximately 2.9 million shares of First American Corporation common stock for all of the outstanding shares of Heritage. Heritage was the holding company for Heritage Federal Bank for Savings, a federal savings bank with $526.5 million in assets at September 30, 1995, and 13 offices primarily in the East Tennessee areas of Tri-Cities, Anderson County, and Roane County. The transaction will be accounted for as a pooling of interests.

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

           Generally, the Corporation also classifies as impaired any loans whose terms have been modified in a troubled debt restructuring after January 1, 1995. Interest is generally accrued on such loans that continue to meet the modified terms of their loan agreements.
           The Corporation's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged off in the month when they are considered uncollectible.
           The impaired loans and related loan loss reserve amounts at September 30, 1995 follow:


                                                                                     AS OF SEPTEMBER 30, 1995
--------------------------------------------------------------------------------------------------------------
                                                                                       RECORDED
                                                                                      INVESTMENT
                                                                                     IN IMPAIRED     LOAN LOSS
  (in thousands)                                                                         LOANS        RESERVE
--------------------------------------------------------------------------------------------------------------
Impaired loans with loan loss reserves                                                 $ 14,750      $  3,941
Impaired loans with no loan loss reserves                                                13,845         -
--------------------------------------------------------------------------------------------------------------
  Total                                                                                $ 28,595      $  3,941
==============================================================================================================

The above loan loss reserves were primarily determined using the fair value of the loans' collateral .
The following details the average recorded investment in impaired loans for the quarter and nine months ended September 30, 1995, and the related total amount of interest income recognized on the accrual and cash basis during those periods that such loans were impaired.


                                                                                        FOR THE PERIODS ENDED
                                                                                         SEPTEMBER 30, 1995
-------------------------------------------------------------------------------------------------------------
                                                                                                      NINE
  (in thousands)                                                                        QUARTER       MONTHS
-------------------------------------------------------------------------------------------------------------
Average recorded investment in impaired loans                                          $ 30,394      $ 27,435
=============================================================================================================
Interest income recognized on impaired loans
  Accrual basis                                                                        $    251      $    741
  Cash basis                                                                                 48           141
-------------------------------------------------------------------------------------------------------------
  Total                                                                                $    299      $    882
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

(8)  COMMON STOCK
     The Corporation purchased 1.4 million shares of First American
Corporation stock in the open market during the first nine months of 1995 at a total cost of $53.0 million. Under Tennessee law, such repurchased shares have been recognized as authorized but unissued. Accordingly, the excess of the purchase price over par has been reflected as a reduction from capital surplus.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION


The following discussion should be read in conjunction with the consolidated financial statements appearing within this report. Reference should also be made to First American Corporation's 1994 Annual Report for a complete discussion of factors that impact results of operations, liquidity, and capital.

OVERVIEW
           Net income for the third quarter of 1995 was $26.5 million, or $1.05 per share, compared with $22.7 million, or $.87 per share, for the third quarter of 1994. The $3.8 million increase in third quarter 1995 earnings compared to the same time last year included a $3.8 million increase in net interest income, a $2.9 million increase in non-interest income, and a $.6 million increase in non-interest expense. For the third quarter of 1995, return on average assets (ROA) and return on average equity (ROE) were 1.29% and 16.40%, respectively.
           Net income for the nine months ended September 30, 1995, was $75.0 million, or $2.92 per share, compared with $66.7 million, or $2.56 per share, for the first nine months of 1994. The $8.3 million increase in earnings for the first nine months ended September 30, 1995, compared to the same period last year included an $11.3 million increase in net interest income, a $4.8 million increase in non-interest income, and a $4.8 million increase in non-interest expense. For the nine months ended September 30, 1995, ROA and ROE were 1.28% and 15.67%, respectively.
           In September 1995, First American Enterprises, a wholly-owned subsidiary of First American, entered into an agreement to purchase 49% of the stock of The SSI Group, Inc. (SSI), for approximately $8.6 million. SSI provides healthcare payments processing. The transaction is expected to be completed during the first quarter of 1996, subject to approval by regulatory authorities. The transaction is anticipated to be accounted for under the equity method of accounting.
           In July 1995, First American signed a definitive merger agreement under which all of the outstanding shares, including shares from the expected conversions of convertible debentures and convertible preferred stock, of First City Bancorp, Inc. (First City) will be exchanged for approximately $47 million of First American common stock. Of the total First American shares to be exchanged in the transaction, up to 80% are anticipated to be repurchased in the open market. First City is a bank holding company which operates First City Bank and Citizens Bank, both Tennessee state chartered banks, and Tennessee Credit Corporation, a consumer finance company. First City had $347.6 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area as of September 30, 1995. The merger is expected to be completed during the first quarter of 1996, subject to approval by regulatory authorities and by First City's shareholders. The transaction is expected to be accounted for as a purchase.
           In May 1995, First American signed a definitive merger agreement under which all of the outstanding shares of Charter Federal Savings Bank (Charter) will be exchanged for approximately $79 million of First American common stock. Up to 100% of the total First American shares to be exchanged in the transaction are expected to be repurchased in the open market. Charter is a federal savings bank headquartered in Bristol, Virginia with $745.5 million in assets at September 30, 1995, and 27 branches (eight in Knoxville, Tennessee; five in Bristol, Tennessee and Bristol, Virginia; and 14 in other locations in southwestern Virginia). The merger is expected to be completed during the fourth quarter of 1995, subject to approval by regulatory authorities and by Charter's shareholders. The transaction is anticipated to be accounted for as a purchase.
           Since the execution of the original merger agreement, Charter has filed a lawsuit against the United States government seeking damages for breach of contract and unlawful taking of property arising out of the revocation by the United States of Charter's right to treat supervisory goodwill as an asset for regulatory purposes. On October 11, 1995, the merger agreement was amended to provide that Charter's shareholders may receive additional consideration consisting of shares of First American's stock with value equal to 50% of any goodwill litigation recovery, net of certain related expenses, including federal and state income taxes, received within five years of approval of the merger by the Office of Thrift Supervision. Additionally, Charter has agreed to waive its right to terminate the merger agreement if the fair market value of First American stock is above $43.50 per share.
           On October 31, 1995 (effective November 1, 1995), First American completed the merger with Heritage Federal Bancshares, Inc. (Heritage) by exchanging approximately 2.9 million shares of First American common stock for all of the outstanding shares of Heritage. Heritage was the holding company for Heritage Federal Bank for Savings, a federal savings bank with $526.5 million in assets at September 30, 1995, and 13 offices primarily in the East Tennessee areas of Tri-Cities, Anderson County, and Roane County. The transaction will be accounted for as a pooling of interests.

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


RESULTS OF OPERATIONS
NET INTEREST INCOME
           Net interest income is First American's largest source of income and was $74.1 million in the third quarter of 1995 on a taxable equivalent basis. This was up $3.9 million, or 5%, from $70.2 million in the third quarter of 1994. For the nine months ended September 30, 1995, net interest income on a taxable equivalent basis increased $11.3 million, or 5%, to $221.9 million from $210.6 million in the first nine months of 1994. Net interest income is the difference between total interest income earned on loans, securities, and other earning assets and total interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is affected by the volume and mix of earning assets and interest-bearing liabilities and the corresponding interest yields and costs.
           Total interest income on a taxable equivalent basis amounted to $149.1 million for the third quarter of 1995, compared to $120.0 million for the third quarter of 1994, an increase of $29.1 million, or 24%. Of the $29.1 million increase, $13.1 million resulted from an increase in average yields and $16.0 million was due to a higher volume of earning assets (primarily loans). The average yield on earning assets increased 69 basis points to 7.88% from 7.19%, primarily due to a higher interest rate environment in short-term financial instruments in the third quarter of 1995 compared to the third quarter of 1994. For example, the national prime lending rate and six-month treasury security yields averaged 8.77% and 5.60%, respectively, in the third quarter of 1995 compared to 7.50% and 5.11%, respectively, in the third quarter of 1994. Average earning assets rose $883.0 million, or 13%, to $7.50 billion. Average loans increased $794.6 million, or 17%, to $5.37 billion, average securities increased $98.4 million, or 5%, to $2.04 billion, and average money market investments dropped $10.0 million, or 10%, to $88.0 million.
           Total interest income on a taxable equivalent basis amounted to $430.4 million for the nine months ended September 30, 1995, compared to $347.4 million for the comparable period in 1994, an increase of $83.0 million, or 24%. Of the $83.0 million increase, $47.6 million resulted from an increase in average yields and $35.4 million was due to a higher volume of earning assets (primarily loans). The average yield on earning assets increased 88 basis points to 7.96% from 7.08%, primarily due to a higher average interest rate environment in the first nine months of 1995 compared to the first nine months of 1994. For example, the national prime lending rate and 5-year treasury security yields averaged 8.87% and 6.63%, respectively, in the first nine months of 1995 compared to 6.81% and 6.37%, respectively, in the first nine months of 1994. Average earning assets rose $668.4 million, or 10%, to $7.23 billion. Average loans increased $682.6 million, or 15%, to $5.14 billion, average securities increased $24.8 million to $2.00 billion, and average money market investments dropped $39.0 million to $84.2 million.
           Total interest expense in the third quarter of 1995 increased $25.2 million to $75.0 million from the third quarter of 1994. Of the increase, $17.4 million was due to higher average interest rates paid on interest-bearing funds and $7.8 million resulted from an increase in the volume of interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 110 basis points to 4.75% from 3.65%, reflecting a higher interest rate environment for short-term financial instruments. For example, the Federal funds rate averaged 5.80% in the third quarter of 1995 versus 4.49% in the third quarter of 1994. In the third quarter of 1995, average interest-bearing liabilities grew $852.3 million, or 16%, to $6.27 billion from $5.42 billion in the third quarter of 1994. Average interest-bearing deposits increased $467.7 million, or 10%, to $5.09 billion, average short-term borrowings rose $250.4 million, or 37%, to $928.5 million, and average long-term debt increased $134.2 million, or 114%, to $251.8 million.
           Total interest expense in the nine months ended September 30, 1995, increased $71.7 million to $208.5 million from the first nine months of 1994. Of the increase, $54.8 million was due to higher average interest rates paid on interest-bearing funds and $16.9 million resulted from an increase in the volume of interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 122 basis points to 4.64% from 3.42%, reflecting a higher average interest rate environment for the nine months ended September 30, 1995, compared to the first nine months of 1994. For example, the Federal funds rate averaged 5.88% in the first nine months of 1995 versus 3.88% in the nine months ended September 30, 1994. In the first nine months of 1995, average interest-bearing liabilities grew $659.6 million, or 12%, to $6.01 billion from $5.35 billion in the first nine months of 1994. Average interest-bearing deposits increased $323.3 million, or 7%, to $4.88 billion, average short-term borrowings rose $160.3 million, or 22%, to $877.6 million, and average long-term debt increased $176.0 million, or 232%, to $251.9 million.
           Net interest income in the third quarter of 1995 increased primarily as a result of the increase in the volume of earning assets partially offset by a lower net interest spread. Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities. For the third quarter of 1995, First American's net interest spread declined 41 basis points to 3.13% from 3.54% for the third quarter of 1994. This decline was due primarily to a 110 basis point increase in the rates paid on interest-bearing liabilities which exceeded the 69 basis point increase in yields on earning assets. As the net interest spread declined, the net interest margin, which is net interest income expressed as a percentage of average earning assets, decreased to 3.92% for the third quarter of 1995 as compared with 4.21% for the same quarter a year earlier.
           Net interest income in the nine months ended September 30, 1995, increased primarily as a result of the increase in the volume of earning assets partially offset by a lower net interest spread. For the first nine months of 1995, First American's net interest spread declined 34 basis points to 3.32% from 3.66% for the nine months ended September 30, 1994. This decline was due primarily to a 122 basis point increase in the rates paid on interest-bearing liabilities which exceeded the 88 basis point increase in yields on earning assets. As the net interest spread declined, the net interest margin decreased to 4.10% for the first nine months of 1995 as compared with 4.29% for the same period a year earlier.

PROVISION FOR LOAN LOSSES
           This topic is addressed under the caption "Allowance and Provision for Possible Loan Losses."

NON-INTEREST INCOME
           Total non-interest income was $26.4 million for the third quarter of 1995 compared with $23.5 million for the third quarter of 1994, an increase of $2.9 million, or 12%. Non-interest income, excluding net realized gain (loss) and write-down on securities, totalled $26.2 million in the third quarter of 1995, an increase of $2.7 million, or 12%, from $23.5 million in the third quarter of 1994. The increase from the third quarter of 1994 is primarily due to a $.9 million, or 51%, increase in investment services income and trading account revenue and a $.8 million, or 7%, increase in service charges on deposit accounts. The 51% increase in investment services income and trading account revenue over the prior year's third quarter resulted principally from increases in sales of investment products. The increase in service charges on deposits was primarily due to a 12% increase in the average number of retail deposit accounts over the third quarter of 1994.
           Total non-interest income was $76.1 million for the first nine months of 1995 compared with $71.3 million for the nine months ended September 30, 1994, an increase of $4.8 million, or 7%. Non-interest income, excluding net realized gain (loss) and write-down on securities, totalled $75.6 million, an increase of $4.1 million, or 6%, from $71.5 million in the first nine months of 1994. The increase from the nine months ended September 30, 1994, is primarily due to a $3.3 million, or 11%, increase in service charges on deposit accounts resulting principally from a 10% increase in the average number of retail deposit accounts, and a $.9 million, or 13%, increase in investment services income and trading account revenue, resulting primarily from higher trading account profits.

NON-INTEREST EXPENSE
           Total non-interest expense increased $.6 million, or 1%, to $57.8 million for the third quarter of 1995 compared with $57.2 million for the same period in 1994. The increase is primarily attributable to a $2.4 million decrease in foreclosed properties income, net of expenses, due principally to lower gains on the sales of foreclosed properties, and higher salaries and employee benefits ($.9 million, a 3% increase) due principally to merit increases. Additionally, there were increases of under $.5 million each in several other non-interest expense categories. The above-mentioned increases in non-interest expense were partially offset by a $3.4 million decrease in FDIC insurance expense related to the rebate of FDIC insurance due to reduction in the assessment rate from 23 cents per $100 of deposits to four cents per $100 effective June 1, 1995, for the best-rated institutions. First American's operating efficiency ratio (non-interest expense as a percentage of the sum of net interest income, on a fully taxable basis, and non-interest income) equaled 57.5% in the third quarter of 1995, down from 61.0% in the third quarter of 1994.
           Total non-interest expense increased $4.8 million, or 3%, to $176.9 million for the first nine months of 1995 compared with $172.1 million for the same period in 1994. The increase is primarily attributable to higher salaries and employee benefits ($5.6 million, a 6% increase), marketing expense ($.7 million, an 11% increase), communication expense ($.9 million, a 15% increase), and other expenses ($.6 million, a 3% increase). These increases in non-interest expense were partially offset by a $3.4 million decrease in FDIC insurance expense related to the rebate of FDIC insurance premiums. Salaries and employee benefits increased due to merit increases, incentive compensation, and additional employees resulting from the March 1994 transfer of certain computer programming functions to the Company previously handled by an outside vendor and the April 1, 1994, acquisition of First Fidelity. Marketing and communication expenses increased during the first nine months of 1995 primarily due to several direct mail campaigns promoting the Company's new check card, a new consumer bank service called "Loan by Phone," and several existing money market and checking account products. First American's operating efficiency ratio equaled 59.4% in the first nine months of 1995 compared to 61.1% in the nine months ended September 30, 1994.

INCOME TAXES
           During the third quarters of 1995 and 1994, First American's income tax expense was $15.3 million and $13.0 million, respectively. The major factor for the increase in income tax expense was the higher income before income taxes.
           During the first nine months of 1995 and 1994, income tax expense totalled $43.5 million and $40.4 million, respectively. The primary factor for the increase in income tax expense was the increase in income before income taxes.


ASSET/LIABILITY MANAGEMENT
           First American has utilized off-balance-sheet derivative products for a number of years in managing its interest rate sensitivity. The use of non-complex, non-leveraged derivative products has reduced the Company's exposure to changes in the interest rate environment. By using derivative products such as interest rate swaps and futures contracts to alter the nature of (hedge) specific assets or liabilities on the balance sheet (for example to change a variable to a fixed rate obligation), the derivative product offsets fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should produce close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products have enabled First American to improve its balance between interest-sensitive assets and interest-sensitive liabilities by managing interest rate sensitivity, while continuing to meet the lending and deposit needs of its customers.
           In conjunction with managing interest rate sensitivity, First American, at September 30, 1995, had derivatives with notional values totaling $1.49 billion. These derivatives had a net negative fair value (unrealized net pre-tax loss) of $12.0 million. Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. At September 30, 1994, First American had derivatives with notional values totaling $1.45 billion. These derivatives had a net positive fair value (unrealized net pre-tax gain) of $13.2 million at September 30, 1994. The instruments utilized are noted in the following table along with their notional amounts and fair values at September 30, 1995 and 1994.

                                                                                                     Weighted
                                                                                                     Average
                                                                          Weighted Average Rate      Maturity
                                 Related Variable Rate   Notional         ---------------------      --------     Fair
 (in thousands)                     Asset/Liability       Amount         Paid        Received        Years       Value
-----------------------------------------------------------------------------------------------------------------------
 SEPTEMBER 30, 1995
  Interest rate swaps           Money market deposits    $  500,000      5.99% (1)   5.92% (2)       1.7       $    314
  Interest rate swaps           Long-term debt              200,000      7.11  (1)   5.86  (3)       1.0         (2,699)
  Forward interest rate swaps   Money market deposits       650,000      7.81  (4)   N/A   (4)       1.1 (4)     (8,857)
  Futures contracts (5)         Money market deposits       140,000      N/A         N/A             1.1 (5)       (729)
                                                         ----------                                            --------
                                                         $1,490,000                                            $(11,971)
=======================================================================================================================
 September 30, 1994
  Interest rate swaps           Money market deposits    $  550,000      5.55% (1)   4.98% (2)       1.5       $ 11,830
  Interest rate swaps           Long-term debt              100,000      6.32  (1)   4.88  (3)       1.9            502
  Interest rate swaps           Loans                       100,000      5.25  (3)   6.90  (1)       4.1         (1,244)
  Basis swaps                   Held to maturity            200,000      5.11  (6)   4.75  (3)        .5           (223)
                                securities
  Forward interest rate swaps   Money market deposits       200,000      6.64  (7)    N/A  (7)       1.7 (7)      1,722
  Futures contracts (8)         Money market deposits       300,000      N/A         N/A             1.4 (8)        654
                                                         ----------                                            --------
                                                         $1,450,000                                            $ 13,241
=======================================================================================================================

(1) Fixed rate.
(2) Variable rate which reprices quarterly based on 3-month LIBOR except for $25 million which reprices every 6 months based on 6-month LIBOR.

(3) Variable rate which reprices quarterly based on 3-month LIBOR.
(4) Forward swap periods began in June 1995 for $200 million and will begin December 1995 for $450 million. The rates paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR and were 5.87% for the contracts which began in June 1995, but are currently unknown on the contracts which begin in December 1995 since they will not be established until the affected periods begin.
(5) Represents $140 million short position of Eurodollar futures contracts which in aggregate simulates a $35 million 2- year interest rate swap.
(6) Variable rate which reprices quarterly based on 5-year constant maturity Treasury rate less a constant spread.
(7) Forward swap periods begin in June 1995. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR but are currently unknown since they will not be established until the affected periods begin.
(8) Represents $300 million short position of Eurodollar futures contracts which in aggregate simulates a $100 million 1.5-year interest rate swap.

         Net interest income for the quarter ended September 30, 1995, was increased by derivative products income of $.8 million. Net interest income for the quarter ended September 30, 1994, was decreased by $.3 million derivative products expense. Net interest income for the nine months ended September 30, 1995, was increased by derivative products income of $3.3 million. Net interest income for the first nine months of 1994 was decreased by $5.2 million of derivative products expense.
         As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities
which offer more interest rate risk protection.   Deferred gains related to
terminated derivatives contracts amounted to $10.1 million at September 30, 1995, and $3.8 million at September 30, 1994. Deferred gains and losses on off-balance-sheet derivative activities are recognized as interest income or interest expense over the original covered periods.
         Credit risk exposure due to off-balance-sheet hedging is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. As of September 30, 1995, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure. First American's net credit exposure on outstanding derivatives was $.4 million on September 30, 1995. Given the credit standing of the counterparts to the derivative contracts, Management believes that this credit exposure is reasonable in light of its objectives.

FINANCIAL CONDITION
ASSETS
         Total assets of First American increased $1.08 billion, or 15%, to $8.44 billion at September 30, 1995, compared to $7.36 billion one year earlier. The growth in total assets is primarily due to the $883.5 million, or 19%, increase in loans, net of unearned discount and net deferred loan fees, to $5.58 billion at September 30, 1995, from $4.70 billion at September 30, 1994. Leading the growth in loans were commercial loans, which increased $556.8 million, or 26%, over a broad range of industry categories. Also, consumer amortizing mortgages increased $174.5 million, or 16%. Total assets of $8.44 billion at September 30, 1995, were $686.7 million, or 9%, higher than total assets of $7.76 billion at December 31, 1994. The increase in total assets from December 31, 1994, resulted primarily from a $719.4 million, or 15%, increase in loans, net of unearned discount and net deferred loan fees, from $4.86 billion of loans at December 31, 1994. The growth in loans was led by a $407.4 million, or 18%, increase in commercial loans over a variety of industry categories and consumer amortizing loans, which rose $143.3 million, or 13%, from December 31, 1994. The increase in loan volume from September 30, 1994, to September 30, 1995, as well as from December 31, 1994, to September 30, 1995, reflects the positive economic conditions in Tennessee and selected markets in adjacent states and the success of First American's marketing programs.

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

         In order to maintain the allowance at an appropriate level, First American's loan loss methodology produced no provision for loan losses during the third quarters of 1995 and 1994 nor during the nine month periods ended September 30, 1995 and 1994. The primary factors leading to no provision for loan losses in the third quarter and nine months ended September 30, 1995, were favorable net loan charge-off experience and a continuation of favorable asset quality indicators discussed under the caption "Asset Quality." In the third quarters of 1995 and 1994, gross charge-offs were $4.5 million and $3.5 million while recoveries totalled $4.4 million and $4.3 million, respectively. Net charge-offs were $.1 million in the third quarter of 1995 as compared to $.8 million of net recoveries in the third quarter of 1994. In the first nine months of 1995 and 1994, gross charge-offs were $12.0 million and $10.6 million while recoveries totalled $11.3 million and $13.7 million, respectively. Net charge-offs were $.7 million in the nine months ended September 30, 1995, as compared to $3.1 million of net recoveries in the nine months ended September 30, 1994.
         The allowance for possible loan losses was $126.5 million at September 30, 1995, compared with $137.6 million at September 30, 1994, and $127.1 million at December 31, 1994. The allowance for possible loan losses represented 2.27% and 2.93% of net loans at September 30, 1995 and 1994, respectively, and 2.61% at December 31, 1994.
         Effective January 1, 1995, First American adopted prospectively Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." These pronouncements require that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. First American's financial position and results of operations were not materially impacted by the adoption of SFAS No. 114 and SFAS No. 118.

ASSET QUALITY
         First American's nonperforming assets (excluding loans 90 days past due on accrual status) were $25.1 million at September 30, 1995, compared with $27.6 million at September 30, 1994, a decrease of 9%. Nonperforming assets at September 30, 1995, were $4.0 million, or 19%, higher than the December 31,
1994, nonperforming asset balance of $21.1 million.   Nonperforming assets at
September 30, 1995 (excluding loans 90 days past due on accrual status), represented .45% of total loans and foreclosed properties, compared to .59% at September 30, 1994, and .43% at December 31, 1994. At September 30, 1995, nonperforming assets were comprised of $16.2 million of non-accrual loans and $8.9 million of foreclosed properties.
         Other potential problem loans consist of loans that are currently not considered nonperforming but on which information about possible credit problems has caused Management to doubt the ability of the borrowers to comply fully with present repayment terms. At September 30, 1995, loans totalling approximately $48 million, while not considered nonperforming loans, were classified in First American's internal loan grading system as substandard or worse, compared with approximately $78 million of such loans at September 30, 1994, and approximately $75 million at December 31, 1994. Depending on the economy and other factors, these loans and others, which may not be presently identified, could become nonperforming assets in the future.

LIABILITIES
         Total deposits were $6.28 billion at September 30, 1995, an increase of $507.3 million, or 9%, from $5.77 billion a year earlier. Core deposits, which are defined as total deposits excluding certificates of deposit $100,000 and over and foreign deposits, totalled $5.53 billion at September 30, 1995, and $5.29 billion at September 30, 1994, a 5% increase. Short-term borrowings increased $380.2 million, or 55%, from September 30, 1994, to $1.07 billion at September 30, 1995. Long-term debt increased $108.1 million from September 30, 1994, to a balance of $260.1 million at September 30, 1995. The increase in long-term debt was primarily due to a $100.0 million advance from the Federal Home Loan Bank (FHLB) on December 29, 1994, and a $108.5 million advance from the FHLB on September 29, 1995, of which $100.0 million was used to prepay another FHLB advance which had an original maturity of August 2, 1997.

         Total deposits at September 30, 1995, were $417.4 million, or 7%, higher than total deposits of $5.86 billion at December 31, 1994. Core deposits at September 30, 1995, were $89.3 million higher than total core deposits of $5.45 billion at December 31, 1994. Short-term borrowings increased $143.2 million, or 15%, from December 31, 1994, to September 30, 1995.

CAPITAL POSITION
         Total shareholders' equity was $638.0 million, or 7.56%, of total assets at September 30, 1995, $596.9 million, or 8.10%, of total assets at September 30, 1994, and $616.7 million, or 7.95% of total assets at December 31, 1994. Book value per share was $25.55 on September 30, 1995, $22.84 at September 30, 1994, and $23.59 at December 31, 1994.
         Total shareholders' equity increased $21.3 million from December 31, 1994, principally from $54.9 million of earnings retention ($75.0 million of net income less $20.1 million of dividends), a $12.7 million decrease in the net unrealized losses on securities available for sale, and the repurchase of $53.0 million of common stock.
         In the third quarter of 1995, First American declared cash dividends on its common stock of $.28 per share compared to $.21 per share in the third quarter of 1994, a 33% increase. The dividend payout ratio was 27% in the third quarter of 1995 compared to 24% in the third quarter of 1994. Cash dividends for the first nine months of 1995 were $.78 versus $.63 in the first nine months of 1994, a 24% increase.
         First American repurchased 1.4 million shares of First American Corporation stock in the open market during the first nine months of 1995 at an average price of $36.59 per share. Under Tennessee law, such repurchased shares have been recognized as authorized but unissued. Accordingly, the excess of the purchase price over par has been reflected as a reduction from capital surplus.
         The Federal Reserve Board and Office of the Comptroller of the Currency (OCC) regulations require that bank holding companies and national banks maintain minimum capital ratios. As of September 30, 1995, the Company and its principal subsidiary, First American National Bank (FANB), had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. At September 30, 1995, the Company and FANB, respectively, had total risk-based capital ratios of 11.52% and 10.72%, Tier I risk-based capital ratios of 9.50% and 9.46%, and Tier I leverage capital ratios of 7.64% and 7.65%. In order to be considered well capitalized, the total risk-based capital ratio must be a minimum of 10%, the Tier I risk-based capital ratio must equal or exceed 6%, and the Tier I leverage capital ratio must be 5% or greater.

LIQUIDITY
         Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets, which include cash and cash equivalents (less Federal Reserve Bank reserve requirements), money market instruments, and securities that will mature within one year, amounted to $691.8 million and $571.6 million at September 30, 1995 and 1994, respectively, and $832.5 million at December 31, 1994. The estimated average maturity of securities was 4.0 years and 5.0 years at September 30, 1995 and 1994, respectively, and 4.2 years at December 31, 1994. The average repricing life of the total securities portfolio was 1.9 years and 3.1 years at September 30, 1995 and 1994, respectively, and 2.3 years at December 31, 1994. The overall liquidity position of First American is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 88% of total deposits at September 30, 1995, versus 92% at September 30, 1994, and 93% at December 31, 1994.
         Effective March 31, 1995, the total commitment on First American's revolving credit agreement was increased to $70 million from $50 million and the termination date of the agreement was extended to March 31, 1998 from March 31, 1997. There were no revolving credit borrowings outstanding during the first nine months of 1995.

                         PART II.  OTHER INFORMATION


Item 1.         Legal Proceedings

                The Corporation and seven (7) other financial institutions are defendants in two companion lawsuits, one filed in the U.S. District Court for the Western District of Tennessee and the other filed in the Circuit Court for Shelby County, Tennessee. The federal court action seeks unspecified damages and alleges a conspiracy or combination among the defendant banks to fix the amount of overdraft and insufficient funds charges. The state court action seeks compensatory and punitive damages in the amount of $25 million under state law theories, including implied contract and unconscionability, based on the imposition of overdraft and insufficient funds charges unrelated to cost. Summary judgment was granted in favor of the defendant banks in the federal action. The plaintiffs appealed, and the Sixth Circuit Court of Appeals affirmed the District Court's granting of summary judgment and denied the plaintiff's subsequent petition for rehearing. In October 1995, the plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court. The state court action was dismissed as a result of motions filed by the defendant banks. An appeal was filed by the plaintiffs. The Tennessee Court of Appeals affirmed the trial court's dismissal of the lawsuit. The plaintiffs then appealed to the Tennessee Supreme Court, which initially denied the plaintiffs' request for permission to appeal. A petition to rehear the Supreme Court's denial of permission to appeal has been granted. Management believes these suits are without merit and, based upon information currently known and on advice of counsel, that they will not have a material adverse effect on the Corporation's consolidated financial statements.

                There are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.


Item 6.         Exhibits and Reports on Form 8-K


          (a)   Exhibits
                --------

                Number                             Description
                ------            ----------------------------------------------

                   11 Statement regarding computation of per share earnings is included in Note 7 to the Consolidated Financial Statements for the
                                  Quarter Ended September 30, 1995.  See Part
                                  1, Item 1.

                   15 Letter regarding unaudited interim financial information from KPMG Peat Marwick LLP, dated
                                  October 19, 1995, except for the fifth
                                  paragraph of Note 5, as to which the date is November 1, 1995.

                   27             Financial Data Schedule for interim
                                  year-to-date period ended September 30, 1995.
                                  (For SEC use only)



          (b)   Reports on Form 8-K

                A report on Form 8-K dated July 5, 1995, was voluntarily filed under Item 5 disclosing that First American Corporation entered into a definitive merger agreement under which all of the outstanding shares of First City Bancorp, Inc. will, subject to certain terms and conditions, be exchanged for First American Corporation common stock.

                A report on Form 8-K dated August 15, 1995, was voluntarily filed under Item 5 to attach thereto and incorporate by reference therein the First American Corporation unaudited proforma combined condensed financial data reflecting pending acquisitions by First American Corporation of Heritage Federal Bancshares, Inc. and Charter Federal Savings Bank.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             FIRST AMERICAN CORPORATION
                             --------------------------------------------
                             (Registrant)



                             /s/  Martin E. Simmons
                             --------------------------------------------
                             Martin E. Simmons
                             Executive Vice President, General Counsel,
                                Secretary and Principal Financial Officer

                             Date:           November 10, 1995
                                    -------------------------------------