Form 10-K
period 1995-12-31
FIRST AMERICAN CORP /TN/
filed 1996-03-27
CIK 36068

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                -------------
                                  FORM 10-K
                                -------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 1995.      Commission File Number 0-6198.

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

      Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act:
             Common Stock, par value $5 per share and associated
                Series A Junior Preferred Stock Purchase Rights
                              (Title of Class)
                            -------------------

    Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  Yes   X     No
                                                        -----      -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value (computed on the basis of the reported last sale price on February 8, 1996) of shares of Common Stock, par value $5 per share, held by non-affiliates of the Registrant was $1,254,316,760.43. The market value calculation assumes (i) that all shares beneficially held by members of the Board of Directors of the Registrant are shares owned by "affiliates," a status which each of the directors individually disclaims, and
(ii) that shares beneficially owned by the Registrant's subsidiaries are owned by "affiliates".

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
           Class                                   February 8, 1996
           -----                                   ----------------
           Common Stock, $5 par value:             29,628,776

                    DOCUMENTS INCORPORATED BY REFERENCE:

Document from which portions are                   Part of Form 10-K
incorporated by reference                          to which incorporated
--------------------------------                   -----------------------

1.  Proxy Statement dated March 21, 1996           Part III


                              TABLE OF CONTENTS


                                                                                                         Page
PART I
Items 1-2          Business and Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
                        General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
                        Statistical Information   . . . . . . . . . . . . . . . . . . . . . . . . .       4
                        Supervision and Regulation  . . . . . . . . . . . . . . . . . . . . . . . .       4
                        Competition   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14
                        Employees   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

Item 3             Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

Item 4             Submission of Matters to a Vote of
                        Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

PART II
Item 5             Market for the Registrant's Common Equity
                        and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . .      15

Item 6             Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

Item 7             Management's Discussion and Analysis of Results
                        of Operations and Financial Condition . . . . . . . . . . . . . . . . . . .       6

Item 8             Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . .       7

Item 9             Changes In and Disagreements with Accountants on
                        Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . .      57

PART III
Item 10            Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . .      57

Item 11            Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      60

Item 12            Security Ownership of Certain Beneficial Owners
                        and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      60

Item 13            Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . .      60

PART IV
Item 14            Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .      61


                                      i.

                                    PART I


Items 1-2:     BUSINESS AND PROPERTIES

                                   GENERAL

     First American Corporation (the "Corporation"), a Tennessee corporation, was incorporated in 1968 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), and as a savings and loan holding company under the Home Owner's Loan Act, as amended ("HOLA"). The Corporation owns all of the capital stock of First American National Bank ("FANB"), a national banking association headquartered in Nashville, Tennessee; First American National Bank of Kentucky ("FANBKY"), a national banking association headquartered in Bowling Green, Kentucky; First American Federal Savings Bank ("FAFSB"), a federal savings bank headquartered in Roanoke, Virginia; and First American Enterprises, Inc. ("FAE"), a Tennessee corporation headquartered in Nashville, Tennessee.

     The Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative controls that allow coordination of selected policies and activities. The Corporation derives its income from interest, dividends and management fees received from its subsidiaries. The mailing address of the principal executive offices of the Corporation is First American Center, Nashville, Tennessee 37237-0700, and the telephone number is (615) 748-2000.

     Effective November 1, 1995, the Corporation completed its acquisition of Heritage Federal Bancshares, Inc. ("Heritage"). This acquisition was accounted for as a pooling of interests, and, consequently, the information for prior years has been restated to give effect to the acquisition of Heritage. As of December 31, 1995, the Corporation had total assets of approximately $9.68 billion, total deposits of $7.38 billion, shareholders' equity of approximately $795.5 million, and net income of $103.1 million. As of December 31, 1995, FANB had total assets of approximately $9.05 billion, total deposits of $6.93 billion, shareholder's equity of approximately $724.0 million, and net income of $103.3 million for 1995. As of December 31, 1995, the Corporation estimates that it ranked, on the basis of aggregate deposits in Tennessee held by FANB, the Corporation's principal subsidiary, as the second largest bank holding company headquartered in Tennessee.

     The Corporation's subsidiary banks engage in lending in the following areas: commercial, consumer -- amortizing mortgages, consumer -- other, real estate -- construction, and real estate -- commercial mortgages and other. The risk involved to the Corporation and its subsidiary banks in making these loans varies based on, among other things, the amount of the loan, the length of amortization of the principal, the type of collateral, if any, used to secure the loan, and characteristics of the borrower. For a further discussion of the Corporation's and its subsidiary banks' lending activities, see the following sections of Management's Discussion and Analysis of Results of Operations and Financial Condition, included in this Report as Item 7: Loans, pages 33-35; Allowance and Provision for Possible Loan Losses, pages 36-38; and Asset Quality, pages 38-40.

     For a discussion of the Corporation's and its subsidiary banks' investment activities, see the following sections of Management's Discussion and Analysis of Results of Operations and Financial Condition, included in this Report as
Item 7: Securities, pages 31-32; and Asset Liability Management, pages 28-31.

     For a discussion of the Corporation's and its subsidiary banks' deposit and other funding activities, see the following sections of Management's Discussion and Analysis of Results of Operations and Financial Condition, included in this Report as Item 7: Deposits, pages 40-41; Other Borrowed Funds, page 42; and Liqudity, pages 43-44.

COMMERCIAL BANKING

     Founded in 1883, FANB had banking offices in 30 Tennessee counties containing approximately 72% of Tennessee's population at December 31, 1995. On the basis of deposits at December 31, 1995, the Corporation estimates that FANB was the second largest bank in Tennessee, and had the largest deposit base in the Nashville-Davidson County, Tennessee market, the largest deposit base in the Tri-Cities (Sullivan and Washington Counties, Tennessee) market, the second largest deposit base in the Knoxville (Knox County, Tennessee) market, the sixth largest deposit base in the Memphis (Shelby County, Tennessee) market, and the seventh largest deposit base in the Chattanooga (Hamilton County, Tennessee) market.

     At December 31, 1995, FANB had a total of 147 banking offices in both Tennessee and Virginia, with banking offices in the 15 largest counties in Tennessee (measured by aggregate bank deposits of banks in the county at June 30, 1995) and in 18 of the 20 most populous Tennessee cities.

     FANB offers the services generally performed by commercial banks of like size and character. FANB also offers 24-hour banking service through automated teller machines located at a majority of its banking offices and at other locations. At December 31, 1995, FANB operated a total of 210 automated teller machines. Of these, 150 were in banking offices and 60 were freestanding.

     FANB also provides trust services and investment management services for customers of the Corporation's subsidiary banks. The trust functions, both individual and corporate, of the Corporation and investment management were formerly provided by First American Trust Company ("FATC") and Lee, Robinson & Steine, Inc. ("LRS"), a non-banking wholly owned subsidiary of FATC that was a registered investment advisor. Effective as of September 30, 1995, FATC was merged into FANB, and LRS was dissolved. Since that time, FANB has provided the individual and corporate trust functions and investment management services of the Corporation.

     FANB also owns First Amtenn Life Insurance Company, which underwrites credit life and accident and health insurance on extensions of credit made by FANB, and Ameristar Capital Markets, Inc., a broker/dealer registered with the National Association of Securities Dealers, Inc. ("NASD"), which provides securities brokerage services.

     FANBKY, headquartered in Bowling Green, Kentucky, also offers the services generally performed by commercial banks of like size and character. At December 31, 1995, FANBKY had three banking offices in two Kentucky counties, Warren and Simpson, which contained approximately 2.6% of Kentucky's population, and offered 24-hour banking service through three automated teller machines located on the premises of the banking offices. On the basis of deposits at December 31, 1995, the Corporation estimates that FANBKY had the second largest deposit base in the combined Warren and Simpson Counties market.

     FAFSB offers the services generally performed by savings banks of like size and character. At December 31, 1995, FAFSB had 14 branches in the southwestern region of Virginia and offered 24-hour banking service through 10 automated teller machines. On the basis of deposits at December 31, 1995, the Corporation estimates that FAFSB had the sixth largest deposit base in the Bristol City/Washington County, Virginia market. Until December 1, 1995, FAFSB was known as Charter Federal Savings Bank ("Charter") when it was acquired by the Corporation. As a result of the acquisition, FANB acquired six additional branches.

     FAE, formerly a division of the Corporation, was incorporated in 1995 for the purpose of developing sources of non-traditional financial services income. FAE has, to date, concentrated its efforts in exploring the potential of fee income generation in the areas of health care payment processing, insurance company relational database services, and third-party marketing and securities distribution.

RECENT DEVELOPMENTS

     On March 11, 1996, the Corporation completed its acquisition of First City Bancorp, Inc., a Tennessee corporation headquartered in Murfreesboro, Tennessee ("FCBI"),which owned First City Bank, a Tennessee chartered bank with principal offices in Murfreesboro, Tennessee, and Citizens Bank, a Tennessee chartered bank with principal offices located in Smithville, Tennessee, both of which were merged with and into FANB. The Corporation acquired FCBI through a tax-free exchange of stock valued at approximately $47 million in a transaction accounted for as a purchase. As of December 31, 1995, FCBI had total consolidated assets of approximately $361.1 million and shareholders' equity of approximately $21.5 million.

     As a result of the merger, FANB acquired 11 banking offices and 12 free standing automated teller machines in five Tennessee counties. In addition, FANB acquired First City Life Insurance ("FCLI") and Tennessee Credit Corporation ("TCC"), both former subsidiaries of First City Bank, which, respectively, sell credit life insurance and engage in consumer finance activities. TCC has nine offices in the middle Tennessee area.

     On September 12, 1995, the Corporation signed an agreement to purchase 49% of The SSI Group, Inc., a healthcare claims processing company, for $8,575,000 in cash. The transaction is anticipated to close in the first quarter of 1996.

                           STATISTICAL INFORMATION

     Management's Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Year-End Balance Sheets, which discuss the Corporation and its subsidiaries from a financial perspective, are contained in Items 7 and 8 of this Report.

                          SUPERVISION AND REGULATION

     General

     The Corporation and its subsidiaries are subject to extensive regulation under state and federal statutes and regulations. The discussion in this section, which summarizes certain of such statutes and regulations, does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations, and in certain circumstances, proposed regulations. Based on the results of the Corporation's internal and external audit procedures and regulatory examinations, Management believes that the Corporation and its subsidiary banks are in substantial compliance with the statutes and regulations discussed below except to the extent that non-compliance with such statutes and regulations would not have a material adverse effect on the financial operations of the Corporation and its subsidiaries taken as a whole.

     The Corporation is a bank holding company subject to the supervision of the Federal Reserve Board under the BHCA and a savings bank holding company subject to the supervision of the Office of Thrift Supervision ("OTS") under HOLA. FANB and FANBKY are national banks and, as such, are subject to the supervision of, and are regularly examined by, the Office of the Comptroller of Currency ("OCC"). FAFSB is a federal savings bank and, as such, is subject to the supervision of, and is regularly examined by, the OTS. Each of the Corporation's depository institution subsidiaries is also insured by, and subject to the regulations of, the Federal Deposit Insurance Corporation (the "FDIC"), and is also affected significantly by the actions of the Federal Reserve Board by virtue of its role in regulating money supply and credit availability, as well as by the U.S. economy in general. Areas subject to regulation by federal authorities include loan loss reserves, investments, loans, mergers, issuance of securities, payment of dividends, establishment and closing of branches, product offering and other aspects of operations.

     The Corporation's non-banking subsidiaries are subject to the supervision of the Federal Reserve Board, and other non-banking subsidiaries may be subject to the supervision of other regulatory agencies including the Securities and Exchange Commission, the NASD, and state securities regulators.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under Federal Reserve Board policy, the Corporation is expected to serve as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each of them. This support may be required at times when the Corporation would not otherwise be inclined to provide it.

     Under the "cross guarantee" provisions of the Federal Deposit Insurance Act ("FDIA"), any FDIC-insured subsidiary of the Corporation can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured subsidiary or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured subsidiary "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF"), or both. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of any of the bank subsidiaries of the Corporation.

     Capital

     The Federal Reserve Board and the OCC have adopted substantially similar risk-based capital and leverage guidelines applicable to U.S. banking organizations. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of common shareholders' equity, and to the extent applicable, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less disallowed intangibles ("Tier 1 Capital"). The remainder, which is "Tier 2 Capital", may consist of subordinated debt (or certain other qualifying debt issued prior to March 12, 1988), other preferred stock and a limited amount of loan loss reserves. In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio guidelines. These guidelines provide for a minimum Tier 1 leverage capital ratio (Tier 1 Capital to total assets, less disallowed intangibles) of 3% for banks and bank holding companies that meet certain specified criteria, including that such financial institutions have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. At December 31, 1995, the Corporation's Tier 1 risk-based capital and total risk-based capital ratios were 9.97% and 12.59%, respectively, and its Tier 1 leverage capital ratio at December 31, 1995 was 8.09%, each of which exceeded the minimum ratios established by the Federal Reserve Board.

     At December 31, 1995, FANB's Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios were 9.80%, 11.05% and 7.89%, respectively, and FANBKY's were 18.09%, 18.99% and 8.81%, respectively, all of which exceeded the minimum ratios established by the OCC.

     FAFSB is subject to capital requirements adopted by the OTS, which are similar, but not identical to those issued by the Federal Reserve Board and the OCC. Under the OTS's capital guidelines, a savings bank is required to maintain tangible capital of at least 1.5% of tangible assets, core (leverage) capital of at least 3% of the association's adjusted total assets and risk-based capital of at least 8% of risk-weighted assets. At December 31, 1995, FAFSB's tangible ratio was 7.43%, its core (leverage) capital ratio was 7.43%, Tier 1 capital ratio was 15.16% of risk-weighted assets and its total risk-based capital ratio was 16.28%.

     Under the FDIC Improvement Act of 1991 each federal banking agency was required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities. Each of the federal banking agencies has revised the risk-based capital guidelines described above to take account of concentration of credit risk and risk of nontraditional activities. In addition, the Federal Reserve Board, the FDIC and the OCC recently adopted a new rule that amended, effective September 1, 1995, the capital standards to include explicitly a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor to be considered in evaluating a bank's capital adequacy. This rule does not codify a measurement framework for assessing the level of a bank's interest rate exposure. Such agencies have issued for comment a joint policy statement that describes the process to be used to measure and assess the exposure of a bank's net economic value to changes in interest rates. These agencies have indicated that in the second step of this regulation process they intend to issue a proposed rule that, if adopted, would establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate exposure. The agencies intend to implement the second step after the agencies and the banking industry have had more experience with the proposed supervisory and measurement process.

     The OTS regulatory capital requirements which are applicable to FAFSB incorporate an interest rate risk component. Under the OTS regulation, a savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets that would result form a hypothetical 200 basis point increase or decrease in interest rates, divided by the estimated economic value of the institution's assets. A savings institution whose interest rate risk exposure exceeds 2% would be required to deduct an amount equal to one half of the difference between the institution's interest rate risk and 2% multiplied by the estimated economic value of the institution's assets. The OTS, however, has postponed requiring any such deductions from capital until an appeals process is developed for the measurement of an institution's interest rate risk.

     Payment of Dividends

     The Corporation is a legal entity separate and distinct from its subsidiaries. The Corporation's revenues (on a parent company only basis) result, in part, from dividends paid by its subsidiaries. The right of the Corporation, and consequently the rights of creditors and shareholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

     There are statutory and regulatory restrictions applicable to the payment of dividends by subsidiary banks to the Corporation. National banks are required to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared in any year exceeds the total of (i) such bank's net profits (as defined by the OCC) for that year plus (ii) the retained net profits (as defined by the OCC) for the preceding two years, less any required transfers to surplus. In addition, national banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed statutory bad debts.

     OTS regulations also impose limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by savings institutions, such as FAFSB. Under these regulations, a savings bank that exceeds its fully phased-in capital requirements both immediately prior to and on a pro forma basis after giving effect to a proposed capital distribution ("Tier 1 Association") is generally permitted without prior approval of (but with prior notice to) the OTS to make a capital distribution during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year, plus the amount that would reduce by one-half its' surplus capital ratio (i.e., the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net income for the previous four quarters. Restrictions on the ability to make capital distributions would be imposed if the institution's capital fell below its regulatory requirement or the OTS notified the institution that it was in need of more than normal supervision, or that the distribution would constitute an unsafe or unsound practice.

     In accordance with the regulations of the OCC and the OTS, at December 31, 1995, the Corporation's banking subsidiaries had approximately $202.6 million available for distribution as dividends to the Corporation without prior regulatory approval.

     The Corporation is further restricted by certain long-term debt as more fully set forth in Note 9 to the Corporation's Consolidated Financial Statements, included in this Report under Item 8, and incorporated herein by reference.

     In addition to the foregoing, under the FDIA, insured depository institutions are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institutions would become "undercapitalized" (as such term is used in the statute).

     Certain Transactions with Affiliates

     Provisions of the Federal Reserve Act impose restrictions on the type, quantity and quality of transactions between affiliates of an insured bank (including the Corporation and its nonbank subsidiaries) and the insured bank (or savings institution) itself. Under these restrictions, an insured bank (or savings institution) and its subsidiaries are, among other things, limited in engaging in "covered transactions" with any one affiliate to no more than 10% of the capital stock and surplus of the insured bank (or savings institution); and with all affiliates in the aggregate, to no more than 20% of the capital stock and surplus of the bank (or savings institution). "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. In addition, any transaction with an affiliate, including loans, contractual arrangements and purchases, must be on terms and conditions that are substantially the same or at least as favorable to the bank (or savings institution) as those prevailing at the time for comparable transactions with non-affiliated companies. The purpose of these restrictions is to prevent the misuse of the resources of the bank by its uninsured affiliates. An exception to the quantitative restrictions is provided for transactions between two insured banks or savings institutions that are within the same holding company structure where the holding company owns 80% or more of each institution.

     Transactions with Insiders

     Any loans made by the Corporation's depository institution subsidiaries to its executive officers and directors, as well as entities such persons control, are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment, and are subject to individual and aggregate limits depending on the person involved. Further, provisions of the BHCA prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     Acquisition and Expansion

     The BHCA requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

        The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state imposed concentration limits. Under these concentration limits, a bank holding company which controls more than 10% of the total amount of deposits of insured depository institutions in the United States is prohibited from further acquisitions; federal statewide concentration limits prohibit an acquisition if, upon consummation of the transaction, a bank holding company would control 30% or more of the total amount of deposits of insured depository institutions in the state which is the home state of the bank or bank holding company being acquired. The Corporation estimates that as of December 31, 1995, it held less than 11.3% of all such deposits in Tennessee, less than 1.0% of all such deposits in Kentucky and less than 1.0% of all such deposits in Virginia. Although individual state deposit caps are not superseded by the legislation, the Tennessee General Assembly, in its 1995 Session, adopted conforming legislation which adopts the deposit caps enacted by Congress. The legislation also repeals, as of September 29, 1995, the Tennessee laws previously applicable to acquisitions by bank holding companies, and reenacts in modified form one of these laws, the Tennessee Bank Structure Act (the "TBSA"). Under the TBSA, as reenacted, no bank holding company, whether a Tennessee or out-of-state company, may acquire any bank in Tennessee that has been in operation less than five years or organize a new bank in Tennessee except in the case of certain interim bank mergers and acquisitions of banks in financial difficulty. Under the Tennessee laws pertaining to bank mergers, which (with the exception of a merger between a Tennessee bank and an out-of-state bank) were not directly affected by the new legislation, banks in separate counties in Tennessee which have been in operation at least five years may merge. Banks with principal offices in the same county may merge, even if one or both have been in operation less than five years. The effect of these provisions is that the Corporation in the future may acquire banks in Tennessee which have been in operation for over five years but may not form or acquire a new bank in any Tennessee county other than Davidson County, where the main office of FANB is located.

     Under federal law, banks also will be able to branch across state lines by acquisition, merger or de novo, effective June 1, 1997 (unless state law would permit such de novo interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such de novo interstate branching. Tennessee has enacted an interstate branching law in response to the federal law which is effective June 1, 1997. This law, however, does not expressly permit de novo interstate branching.
(See "Recent Banking Legislation.")

     FDICIA

     In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") which, among other matters, authorized additional borrowings by the FDIC in order to provide funds for the resolution of failing financial institutions. FDICIA also instituted certain changes to the supervisory process, including provisions that mandate certain regulatory agency actions against undercapitalized institutions within specified time limits.

     Prompt Corrective Regulatory Action. FDICIA requires the federal banking regulators to assign each insured institution to one of five capital categories: "well capitalized", "adequately capitalized" or one of three undercapitalized categories, and to take progressively more restrictive actions towards an institution depending upon the assigned category. Under the "prompt corrective action" regulations adopted pursuant to FDICIA, in order to be considered "adequately capitalized", national banks must have a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a Tier 1 leverage ratio of at least 4%. Well capitalized institutions are those with a Tier 1 risk-based capital ratio above 6%, a total risk-based capital ratio above 10%, and a Tier 1 leverage capital ratio above 5% and which are not subject to a written agreement, order or capital directive to maintain capital at a specified level. FANB, FANBKY, and FAFSB exceeded the minimum capital ratios of the "well capitalized" category as of December 31, 1995.

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

     FDIC Insurance. The Corporation's subsidiary depository institutions are subject to FDIC deposit insurance assessments. The FDIC has promulgated risk-based deposit insurance assessment regulations which became effective in 1993. Under these regulations, insured institutions (whether members of BIF or SAIF) are assigned assessment risk classifications based upon capital levels and supervisory evaluations. Based on this system, the assessment rate for insured institutions for the first semi-annual period in 1995 ranged from 0.23% to 0.31% and for the second semi-annual period in 1995 ranged from 0.04% to 0.31%, depending on the institution's assessment risk classification. (See also Note 16, page 98, to the Corporation's Consolidated Financial Statements, included in this Report under Item 8, and incorporated herein by reference.)

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

     Consumer Protection Provisions. FDICIA seeks to encourage enforcement of existing consumer protection laws and enacts new consumer-oriented provisions including a requirement of notice to regulators and customers for any proposed branch closing and provisions intended to encourage the offering of "lifeline" banking accounts and lending in distressed communities. FDICIA also requires depository institutions to make additional disclosures to depositors with respect to the rate of interest and the terms of their deposit accounts. Extensive regulations governing "Truth in Savings" became effective in 1993.

     Miscellaneous. FDICIA also made extensive changes in the applicable rules regarding audit, examinations and accounting. FDICIA generally requires annual on-site full-scope examinations by each bank's primary federal regulator. FDICIA also imposes new responsibilities on management, the independent audit committee and outside accountants to develop, approve, or attest to reports regarding the effectiveness of internal controls and legal compliance.

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

     Community Reinvestment Act

     The Corporation's subsidiary depository institutions also are subject to the requirements of the Community Reinvestment Act of 1976 ("CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process, as well as when an institution applies to undertake a merger, acquisition or to open a branch facility. Under recently enacted revisions to the CRA regulations, the current CRA assessment system will be replaced with a new evaluation system that would rate institutions based on their actual performance (rather than efforts) in meeting community credit needs. Under these new regulations, each institution would be evaluated based on the degree to which it is providing loans (the lending test), branches and other services (the service test) and investments (the investment test) to low- and moderate-income areas in the communities it serves, based on the communities' demographics, characteristics and needs, the institution's capacity, product offerings and business strategy. Each depository institution would have to report to its federal supervisory agency and make available to the public data on the geographic distribution of its loan applications, denial, originations and purchases. Institutions would continue to receive one of four composite ratings: Outstanding, Satisfactory, Needs to Improve or Substantial Noncompliance. The new rules are scheduled to go into effect in stages from July 1995 to January 1997.

     Other Safety and Soundness Regulations

     The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are categorized as "well capitalized", "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

     In addition, FDIC regulations require that management report on its institution's responsibility for preparing financial statements, and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness; and that independent auditors attest to and report separately on assertions in management's reports concerning the effectiveness of the internal control structure over financial reporting and compliance with such laws and regulations, using FDIC-approved audit procedures.

     The FDIA also requires each of the federal banking agencies to develop regulations addressing certain safety and soundness standards for insured depository institutions, including operational and managerial standards, asset quality, earnings and stock valuation standards, as well as compensation standards (but not dollar levels of compensation). Each of the federal banking agencies has issued regulations and interagency guidelines implementing these standards. The regulations and guidelines set forth general operational and managerial standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Recently proposed rules would add asset quality and earnings standards to the guidelines. The current rules contemplate that each federal agency would determine compliance with these standards through the examination process, and if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan.

     Interest Rate Limitations

     The maximum permissible rates of interest on most commercial and consumer loans made by FANB are governed by Tennessee's general usury law and the Tennessee Industrial Loan and Thrift Companies Act ("Industrial Loan Act"). Most commercial and consumer loans made by FANBKY are governed by Kentucky's general usury law. Under Virginia law, usury limits do not generally apply to the type of loans most commonly made by savings institutions such as FAFSB. Certain other usury laws affect limited classes of loans, but the laws referenced above are by far the most significant. Tennessee's general usury law authorizes a floating rate of 4% per annum over the average prime or base commercial loan rate, as published by the Federal Reserve Board from time to time, subject to an absolute 24% per annum limit. The Industrial Loan Act, which also is generally applicable to most of the loans made by FANB in Tennessee, authorizes an interest rate of 24% per annum and also allows certain loan charges, generally on a more liberal basis than does the general usury law. Kentucky's general usury law provides for a legal rate of interest of 8% or less per annum; however, by written agreement, parties may agree for the payment of interest at any rate under any written contract or other written obligation where the original principal amount is in excess of $15,000. For loans where the original principal amount is $15,000 or less, any rate allowed national banking associations under federal law is permissible.

     Environmental Regulation

     As real estate lenders and as owners of real property, financial institutions such as the Corporation and its subsidiary banks may become subject to liability under various statutes and regulations applicable to property owners, specifically including those which impose liability with respect to the environmental condition of real property. The Corporation's primary exposure under these statutes and regulations stems from the lending activities of its subsidiary commercial banks, FANB, FANBKY, and FAFSB, which have adopted policies and procedures to identify and monitor their exposure to avoid any material loss or liability related to the environmental condition of mortgaged property. Environmental liability can also result from mergers and acquisitions, and the Corporation has implemented procedures to identify and avoid any material loss or liability related to the acquisition of real property through mergers and acquisitions.

Recent Banking Legislation

     Riegle-Neal Interstate Banking and Branching Efficiency Act

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") will significantly impact future bank acquisitions, mergers, and interstate branching. Among other matters, the IBBEA permits, or will permit, commercial bank holding companies to (1) as of September 29, 1995, acquire banks nationwide, regardless of whether such acquisitions are authorized under the law of the host state, one year after enactment of the legislation; (2) fully merge or consolidate into a single, legal entity after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority before that date; (3) establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; and (4) as of September 29, 1995, engage in certain agency relationships (receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, irrespective of whether the affiliate is located in the same State as the agent bank. Overall, the IBBEA, which, with certain limited exceptions, is the exclusive means by which bank holding companies can obtain interstate branches, should encourage an increase in consolidation and competition and promote geographic diversification in the banking industry.

     Tennessee has enacted an interstate branching law in response to the federal law which is effective June 1, 1997.

     Riegle Community Development and Regulatory Improvement Act

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


                                 COMPETITION

     The activities in which the Corporation engages are very competitive. Generally, the lines of activity and markets served by the Corporation involve competition with money market mutual funds, national and state banks, mutual savings banks, savings and loan associations, finance companies, brokerage firms, credit unions and other financial institutions located primarily in the southeastern region of the United States. The principal methods of competition center around such aspects as interest rates on loans and deposits, lending limits, customer services, location of offices, provision of financial services, and other service delivery systems. Some of the Corporation's competitors are major corporations with substantially more assets and personnel than the Corporation and its subsidiaries.

     The Corporation's subsidiary banks actively compete for loans and deposits with other commercial banks, savings and loan associations, and credit unions. Consumer finance companies, department stores, factors, mortgage brokers and insurance companies are also significant competitors for various types of loans. FANB competes for various types of fiduciary and trust business from other banks, trust and investment companies, investment advisory firms and others.

                                   EMPLOYEES

     As of December 31, 1995, the Corporation and its subsidiaries employed 3,591 full-time equivalent officers and employees, compared with 3,449 at December 31, 1994.


Item 3:        LEGAL PROCEEDINGS

     Note 16 to the Corporation's Consolidated Financial Statements, included in this Report under Item 8, is hereby incorporated in this Item 3 by reference.


Item 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1995.


                                   PART II

ITEM 5:        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

     The Corporation's Common Stock is traded on the National Association of Securities Dealers Automated Quotation National Market System (the "Nasdaq National Market System") under the symbol "FATN." At the close of business on February 8, 1996, there were approximately 9,607 holders of record of the Corporation's Common Stock. The following table sets out the quarterly high and low sales prices of the Corporation's Common Stock. The dividends declared during each quarter for the last two years are also shown.

                                  STOCK PRICES

                                                                DIVIDENDS
                            HIGH                LOW             DECLARED
                            ------            -------           ---------
      1994
      ----

      First Quarter         $32.000            $29.125           $.21
      Second Quarter         34.750             28.750            .21
      Third Quarter          35.000             31.000            .21
      Fourth Quarter         33.125             26.125            .25
                            =======            =======           ====

      1995
      ----
      First Quarter         $34.375            $26.875           $.25
      Second Quarter         36.000             33.250            .25
      Third Quarter          44.250             35.875            .28
      Fourth Quarter         50.250             42.125            .28
                            =======            =======           ====

See SUPERVISION AND REGULATION, PAYMENT OF DIVIDENDS. See also, Notes 9 and 16 to the Corporation's Consolidated Financial Statements, included in this Report under Item 8, which are incorporated herein by reference.


ITEM 6:        SELECTED FINANCIAL DATA

     The table "Selected Financial Data" on page 17 hereof is incorporated in this Item 6 by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

TABLE 1:  SELECTED FINANCIAL DATA:  1991-1995

==================================================================================================================================
                                                                                   Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------------
                                                                 1995         1994           1993           1992           1991
----------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENTS (in thousands):
  Net interest income, taxable equivalent basis*            $  315,761   $  301,689     $  291,242     $  272,357     $  236,609
  Less taxable equivalent adjustment                             3,451        3,447          4,042          4,160          6,629
----------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                          312,310      298,242        287,200        268,197        229,980
  Provision for loan losses                                         83       (9,919)       (41,405)        39,249         53,066
  Non-interest income                                          108,487       85,715         88,379         77,325         82,914
  Non-interest expense                                         252,448      239,270        248,227        240,099        232,774
----------------------------------------------------------------------------------------------------------------------------------
  Income before income tax expense and cumulative
    effect of changes in accounting principles                 168,266      154,606        168,757         66,174         27,054
  Income tax expense                                            65,186       57,404         61,348         20,021          9,005
----------------------------------------------------------------------------------------------------------------------------------
  Income before cumulative effect of changes in
    accounting principles                                      103,080       97,202        107,409         46,153         18,049
  Cumulative effect of changes in accounting
    principles, net of tax                                           -            -            (84)             -              -
----------------------------------------------------------------------------------------------------------------------------------
  Net income                                                  $103,080      $97,202       $107,325        $46,153        $18,049
==================================================================================================================================
PER COMMON SHARE:
  Net income                                                     $3.64        $3.39          $3.79          $1.76           $.73
  Cash dividends declared and paid                                1.06          .88            .55            .20              -
  Book value (end of year)                                       26.93        23.24          22.34          17.86          17.16
  Market price (end of year)                                     47.38        26.88          32.00          27.50          18.00
  Market/book (end of year)                                       1.76x        1.16x          1.43x          1.54x          1.05x
==================================================================================================================================
AVERAGES (in thousands):
  Assets                                                    $8,554,146   $7,785,831     $7,322,284     $6,986,807     $6,698,812
  Loans, net of unearned discount and net deferred
    loan fees                                                5,592,273    4,851,386      4,214,138      4,044,470      4,326,087
  Earning assets                                             7,898,742    7,119,433      6,672,027      6,387,123      6,128,024
  Deposits                                                   6,538,746    6,186,809      5,975,643      5,902,743      5,723,451
  Long-term debt                                               292,455      109,031         60,134         17,890         17,952
  Shareholders' equity                                         704,290      644,247        550,840        442,103        392,530
==================================================================================================================================
END OF PERIOD (in thousands):
  Assets                                                    $9,681,629   $8,278,727     $7,707,781     $7,256,798     $6,883,673
  Loans, net of unearned discount and net deferred
    loan fees                                                6,425,976    5,171,966      4,669,571      4,059,554      4,173,161
  Earning assets                                             8,899,747    7,545,903      7,041,597      6,418,745      6,195,760
  Deposits                                                   7,382,294    6,307,779      6,150,551      6,018,768      5,816,460
  Long-term debt                                               421,791      271,473         77,053         18,477         17,833
  Shareholders' equity                                         795,532      667,673        623,562        503,899        401,647
==================================================================================================================================
SIGNIFICANT RATIOS:
  Return on average assets                                        1.21%        1.25%          1.47%           .66%           .27%
  Return on average common equity                                14.64        15.09          19.48          10.44           4.60
  Dividends declared per share to net income per
    share (dividend payout ratio)                                29.12        25.96          14.51          11.36              -
  Operating efficiency ratio**                                   58.20        60.25          62.75          68.66          72.85
  Average equity to average assets                                8.23         8.27           7.52           6.33           5.86
  Average loans to average deposits                              85.53        78.41          70.52          68.52          75.59
  Average core deposits to average total deposits                89.32        92.85          93.13          92.68          92.74
  Allowance to net loans (end of year)                            2.06         2.50           2.92           4.52           4.38
  Nonperforming assets to loans and foreclosed
    properties (end of year)***                                    .46          .42            .91           2.24           3.45
  Net interest margin                                             4.00         4.24           4.37           4.26           3.86
==================================================================================================================================
OTHER STATISTICS:
  Number of common shareholders (end of year)                    9,092       10,380         10,731         10,646         10,284
  Average common shares outstanding (in thousands)              28,315       28,670         28,355         26,509         23,337
  End of period common shares (in thousands)                    29,540       28,725         27,915         28,213         23,395
  Number of full-time equivalent employees
    (end of year)                                                3,591        3,449          3,309          3,260          3,313
  Number of banking offices                                        164          155            151            152            153
  Number of automatic teller machines                              224          181            150            139            137
==================================================================================================================================

  * Adjusted to a taxable equivalent basis based on the statutory Federal income tax rates, adjusted for applicable state income taxes net of the related Federal tax benefit.
 ** Ratio of operating expenses to taxable equivalent net interest income plus non-interest income. For 1995, calculation excludes $7.3 million of merger-related expenses and $3.0 million gain on sale of branches in the fourth quarter. For 1994, calculation excludes $9.7 million of losses in the fourth quarter on sales of securities available for sale. For 1993, calculation excludes the $10.0 million Foundation contribution.
*** Excludes loans 90 days or more past due on accrual.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is Management's discussion and analysis of First American Corporation's results of operations and financial condition for 1995. It should be read in conjunction with the consolidated financial statements and accompanying notes and other data included herein. Tables 2 through 12 referred to in this discussion may be found on pages 48-56.

1995 ACQUISITIONS

     Effective November 1, 1995, First American acquired Heritage Federal Bancshares, Inc. ("Heritage") by exchanging approximately 2.9 million shares of First American common stock for all of the outstanding shares of Heritage. Heritage was merged with and into First American. Heritage was the holding company for Heritage Federal Bank for Savings, a federal savings bank which was merged into First American National Bank ("FANB") and which had $526 million of assets and 13 offices primarily in the east Tennessee areas of Tri-Cities, Anderson County, and Roane County. The transaction was accounted for as a pooling of interests, and accordingly, prior year information has been restated as if First American and Heritage had always been combined.

     Effective December 1, 1995, First American acquired Charter Federal Savings Bank ("Charter") by exchanging approximately 1.8 million shares of First American common stock for all of the outstanding shares of Charter, a federal savings bank headquartered in Bristol, Virginia, with $725 million of assets and 27 branches (eight in Knoxville, Tennessee; five in Bristol, Tennessee and Bristol, Virginia; and 14 in other locations in southwestern Virginia). The transaction was accounted for as a purchase, and accordingly, Charter has been reflected in the financial position and results of operations of First American from the date of acquisition. Simultaneously with the acquisition, the name of Charter was changed to First American Federal Savings Bank ("FAFSB"). The Virginia branches of the Corporation are operated under this legal entity.

OVERVIEW

     Net income for 1995 was $103.1 million, or $3.64 per share, compared with $97.2 million, or $3.39 per share, in 1994. Return on average assets ("ROA") was 1.21% in 1995 and 1.25% in 1994 and return on average equity ("ROE") was 14.64% for 1995 and 15.09% in 1994.

     Net income for 1995 was decreased by $7.5 million of expenses, net of tax, related to the Heritage merger, or $.26 per share, and increased by a $1.9 million gain on the sale of two branches, net of tax, or $.06 per share. Net income for 1994 was increased by a $6.1 million negative provision for loan losses, net of tax, or $.22 per share, and reduced by $5.9 million of losses, net of tax, or $.21 per share, in the fourth quarter on sales of securities available for sale. With these transactions excluded in both years, net income increased 12% to $108.7 million in 1995, or $3.84 per share, versus $97.0 million in 1994, or $3.38 per share; ROA was 1.27% in 1995 versus 1.25% in 1994; and ROE was 15.44% in 1995 and 15.06% during 1994.

     Net interest income on a taxable equivalent basis increased 5% during 1995 to $315.8 million due primarily to loan growth. Average loans increased 15% from 1994.

GRAPH 1














GRAPH 2

GRAPH 3
















GRAPH 4

     Non-interest income rose 11% to $105.5 million in 1995 from $95.4 million in 1994 excluding the $3.0 million (pre-tax) gain on sale of branches for the year ended December 31, 1995, and the $9.7 million (pre-tax) losses on sales of securities available for sale recorded in the fourth quarter of 1994.
Excluding the $7.3 million of expenses (pre-tax) related to the Heritage merger in the fourth quarter of 1995, non-interest expense increased 2% to $245.2 million in 1995 from $239.3 million in 1994. With these transactions excluded, the operating efficiency ratio improved over 200 basis points from 60.25% in 1994 to 58.20% in 1995.

     During 1995, FDIC insurance expense decreased $5.6 million from the 1994 level of $13.6 million due to a reduction in the assessment rate on a majority of the Company's deposits from $.23 per $100 of deposits to $.04 per $100 effective June 1, 1995, for well capitalized institutions. Additionally, effective January 1, 1996, this rate decreased to $.00 per $100 of deposits, subject to the statutory requirement that banks pay at least $2,000 per year in FDIC insurance premiums. The 1995 assessment rate for the Company's deposits obtained through acquisitions of various thrift institutions insured by the Savings Association Insurance Fund, however, remained $.23 per $100 of deposits for well capitalized institutions.

     During 1995 the ratio of net charge-offs to average loans outstanding was .07% and at December 31, 1995, the ratio of nonperforming assets to total loans and foreclosed properties was .46%. The $83 thousand provision for loan losses in 1995 represents Heritage's provision expense recorded prior to its merger with First American. This provision compares to a negative $9.9 million (pre-tax) provision in 1994.

     During 1995, First American entered into a definitive merger agreement under which all of the outstanding shares of First City Bancorp, Inc. ("First City") will be exchanged for approximately 1.1 million shares of First American common stock. Of the total First American stock to be exchanged in the transaction, up to 100% may be repurchased in the open market. First City is a bank holding company headquartered in Murfreesboro, Tennessee which operates two Tennessee state chartered banks and a consumer finance company. As of December 31, 1995, First City had $361 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area. The merger is expected to be completed during the first quarter of 1996, subject to approval by First City's shareholders. The transaction will be accounted for as a purchase.

     In September 1995, First American entered into an agreement to purchase 49% of the stock of The SSI Group, Inc. ("SSI"), a healthcare payments processing company, for approximately $8.6 million. The transaction is expected to be completed during the first quarter of 1996 and is anticipated to be accounted for under the equity method of accounting.

     TABLE 1 presents selected financial data for First American for the past five years. A more detailed discussion and analysis of the 1995 results of operations and financial condition follows.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income on a taxable equivalent basis represented 74% of total revenues in 1995 and 78% in 1994. For purposes of this discussion, total revenues consist of the sum of net interest income and non-interest income. Net interest income in 1995 was $315.8 million, up $14.1 million, or 5%, from $301.7 million in 1994. Net interest income is the difference between total interest income earned on loans, securities and other earning assets and total interest expense incurred on deposits and other interest-bearing liabilities. Throughout this discussion, tax-exempt interest income has been adjusted to a fully taxable equivalent basis in order to be comparable to interest income which is subject to Federal income tax. This adjustment has been calculated using a Federal income tax rate of 35%, adjusted for applicable non-deductible interest expense (for tax purposes) to purchase or carry tax-exempt obligations.

     National and international interest rates significantly impact the market rates First American charges for loans, earns on investment securities, and pays on interest-bearing liabilities. The average national prime lending rate and certain longer-term market indices directly impact market rates charged on new loans and existing adjustable rate loans. Yields on many of the Company's newly purchased debt securities are affected by Treasury securities yields. Rates paid on interest-bearing liabilities are primarily impacted by changes in the Federal funds rate, LIBOR (London Interbank Offering Rate) and certain longer-term indices. Competitive factors also impact yields on earning assets and rates paid on interest-bearing liabilities.

     Most external interest rates were higher on average for 1995 than 1994. During years in which average external interest rates increase, First American's average yields on earning assets and rates paid on interest-bearing liabilities will generally rise. The increase will not be precisely the same magnitude nor will it occur at the same time as increases in external indices. This is because some of First American's earning assets and interest-bearing liabilities do not reprice immediately or at the same time upon a change in external rates. The following chart compares selected average interest rates for 1995 and 1994 and rates in effect on December 31, 1995 and 1994.


=========================================================================================================================
Selected External Interest Rates                      Average Rates During               Rates at December 31
                                                      --------------------               --------------------
                                                       1995        1994      Increase      1995        1994      Increase
                                                      --------------------   --------    --------------------    --------
Prime - daily                                          8.83%       7.15%       1.68        8.50%       8.50%          -
Federal funds - daily                                  5.83        4.21        1.62        5.48        5.45         .03
LIBOR (London Interbank Offering Rate) -
  3 month                                              6.02        4.87        1.15        5.63        6.50        (.87)
Treasury security yields:
  3 month                                              5.63        4.40        1.23        5.08        5.69        (.61)
  6 month                                              5.75        4.88         .87        5.15        6.49       (1.34)
  1 year                                               5.94        5.32         .62        5.21        7.21       (2.00)
  3 year                                               6.25        6.27        (.02)       5.29        7.79       (2.50)
  5 year                                               6.38        6.69        (.31)       5.44        7.81       (2.37)
Conventional 30-year fixed-rate first mortgages        7.95        8.35        (.40)       7.11        9.18       (2.07)
=========================================================================================================================

     Interest income, interest expense and the resulting net interest income are all impacted by fluctuations in the volume and mix of earning assets and interest-bearing liabilities and the corresponding interest yields and rates paid. TABLE 2 highlights the effect that changes in volume, mix and rates had on net interest income from 1994 to 1995 and from 1993 to 1994. TABLE 3 presents detailed average balance sheets, taxable equivalent interest income, interest expense, and corresponding yields and rates for the past five years.

     Interest income was $623.2 million in 1995, an increase of $112.7 million, or 22%, from $510.5 million during 1994. Of the $112.7 million increase, $55.9 million was due to a higher volume of earning assets (primarily loans) and $56.8 million resulted from an increase in average yields.

     First American's two primary types of earning assets are loans and securities. During 1995, average earning assets rose $779.3 million, or 11%, to $7.90 billion from $7.12 billion in 1994. Average loans increased $741.0 million, or 15%, to $5.59 billion during the year ended December 31, 1995, from $4.85 billion during 1994. Average total securities increased $29.2 million, or 1%, to $2.19 billion in 1995 from $2.16 billion during 1994. During the year ended December 31, 1995, loans averaged 70.8% of total earning assets and securities averaged 27.7%. During 1994, loans averaged 68.1% of total earning assets and securities averaged 30.3% of earning assets. Changes in average balances and other pertinent items are discussed in more detail under the captions "Securities" and "Loans."

     The average yield on earning assets rose 72 basis points during 1995 to 7.89% from 7.17% during 1994. The average yield on loans increased 70 basis points to 8.45% during 1995. The average yield on total securities increased 56 basis points in 1995 to 6.58% from 6.02% during 1994. The increase in the average yields on earning assets reflected a higher interest rate environment on average during 1995 compared to 1994, especially for short-term rates. For example, the prime rate averaged 8.83% during 1995 versus 7.15% in 1994, three-month LIBOR averaged 6.02% in 1995 compared to 4.87% during 1994, and the one-year Treasury bill yield averaged 5.94% in 1995 versus 5.32% during 1994. However, average Treasury securities yields beyond the one-year maturity generally decreased. Since First American's earning assets include a combination of adjustable rate instruments with various repricing terms and fixed rate loans and securities with varying maturities which do not reprice upon a change in external rates, a portion of the impact of a change in external rates occurs immediately and the remaining impact occurs as loans repay and securities mature or are sold.

     Interest expense was $307.4 million in the year ended December 31, 1995, an increase of 47% over interest expense of $208.8 million in 1994. Of the $98.6 million increase, $71.9 million was due to higher average rates paid on interest-bearing liabilities and $26.7 million resulted from increased volumes of interest-bearing liabilities.

     During 1995, average interest-bearing liabilities increased $748.7 million, or 13%, to $6.61 billion from $5.86 billion in 1994. Average interest-bearing deposits grew $413.7 million, or 8%, to $5.43 billion, average short-term borrowings increased $151.6 million, or 20%, to $892.0 million and average long-term debt increased $183.4 million, or 168%, to $292.4 million. Changes in average balances and other relevant information are discussed in more detail under the captions "Deposits" and "Other Borrowed Funds."

     The average cost of interest-bearing liabilities in 1995 rose 109 basis points to 4.65% from 3.56% during 1994. For the year ended December 31, 1995, the average rate on interest-bearing deposits increased 94 basis points to 4.40%, the average rate on short-term borrowings rose 172 basis points to 5.57%, and the average rate on long-term debt increased 35 basis points to 6.83%. The increase in the average rates on interest-bearing deposits and short-term borrowings primarily reflected higher average short-term rates. For example, the Federal funds rate averaged 5.83% during 1995 compared to 4.21% in 1994. Increases in external short-term rates tend to have an immediate impact on interest rates of First American's money market accounts and short-term borrowings and a delayed effect on certificates of deposit, which have varying fixed rate maturities, and NOW and regular savings accounts, which tend to be less interest-sensitive on a short-term basis than money market accounts. To the extent that First American has utilized derivatives to change a variable rate obligation to a fixed rate obligation, a change in external interest rates generally did not have an immediate impact on the Company's total borrowing costs including the effects of derivatives. This topic is discussed under the caption "Derivatives." The increase in interest rates on First American's long-term debt primarily reflected the increase in average interest rates in 1995 over 1994 of Federal Home Loan Bank advances with interest rates tied to one-month LIBOR.

     Net interest income increased primarily as a result of the increase in the volume of earning assets partially offset by a lower net interest spread. Net interest spread is the difference between the average yield on earning assets and the average rate on interest-bearing liabilities. First American's net interest spread decreased from 3.61% in 1994 to 3.24% in 1995. This 37 basis point decline reflects the 109 basis point increase in the rates paid on interest-bearing liabilities which exceeded the 72 basis point increase in yields on earning assets.

     As the Company's net interest spread declined, the net interest margin, which is net interest income expressed as a percentage of average earning assets, decreased 24 basis points to 4.00% in 1995 from 4.24% in 1994. The primary factor leading to the decline in net interest margin was the change in the mix of deposits and other interest-bearing liabilities away from demand deposits, NOW accounts, and regular savings toward funding sources with higher interest rates. Average non-interest bearing demand deposits represented 14.1% of average earning assets during 1995 compared to 16.5% in 1994. Average NOW accounts comprised 10.2% of average earning assets during 1995 versus 12.3% in 1994 and had average interest rates of 2.00% and 1.99%, respectively, during 1995 and 1994. Regular savings averaged 5.1% of average earning assets in 1995, down from 7.2% in 1994, and had average interest rates of 2.38% during 1995 and 1994. All other interest-bearing liabilities averaged 68.4% of earning assets during 1995, up from 62.8% in 1994, and had average interest-rates of 5.22% and 4.01%, respectively, during 1995 and 1994. The net interest margin also declined due to the increase in average external interest rates during 1995 which caused the average rates on interest-bearing liabilities to increase initially at a faster pace than the Company's ability to increase average yields on interest-earning assets since, in aggregate, the interest-bearing liabilities tend to reprice faster than interest-earning assets. Additionally, the Heritage and Charter acquisitions negatively affected the net interest margin since the net interest margins of those companies were lower than First American's. The competitive environment also put downward pressure on the net interest margin.

     Management currently anticipates net interest income will increase in 1996 due to expected growth in earning assets (primarily loans). However, it is also anticipated that the net interest margin will decline in 1996 due to continued competitive pressures, a shift in the mix of deposits and other interest-bearing liabilities away from demand deposits, NOW accounts, and regular savings toward more expensive funding sources, and the impact of the 1995 and 1996 acquisitions since the acquired institutions had or have lower net interest margins than First American. Though the acquisitions may initially have a negative impact on the net interest margin, by redeploying proceeds from sales of lower yielding securities into higher yielding loans and other earning assets or by reducing certain interest-bearing liabilities, over time the acquisitions should mirror the Company's net interest margin exclusive of acquisitions. Though the net interest margin for all of 1996 is expected to be lower than 1995, the net interest margin is anticipated to reach a low point in the first quarter of 1996 and then begin trending upward due to repositioning the earning assets of recent acquisitions and other factors, assuming external conditions do not deviate significantly from expectations.

     Management continues to concentrate on improving loan pricing, reducing funding costs, improving the mix of earning assets, increasing the ratio of earning assets to total assets, and managing interest rate sensitivity. The various techniques used to assist in managing the Company's balance sheet and interest rate sensitivity are discussed under the caption "Asset/Liability Management."

PROVISION FOR LOAN LOSSES

     This topic is addressed under the caption "Allowance and Provision for Possible Loan Losses."

NON-INTEREST INCOME

     Non-interest income of $108.5 million in 1995 increased $22.8 million, or 27%, from 1994. Non-interest income represented 26% of total revenues during 1995 compared to 22% in 1994. The increase in non-interest income in 1995 over 1994 was due in large part to losses on sales of securities available for sale during the fourth quarter of 1994 when $85 million of securities available for sale were sold at a $9.7 million loss in order to improve the Company's overall interest sensitivity by reinvesting the proceeds of these depreciated securities in higher yielding securities with shorter maturities. Also contributing to the 1995 increase in non-interest income was a $3.0 million gain on the sale of two branches in the fourth quarter of 1995. There were no branch sales in 1994. Non-interest income, excluding the 1995 gain on branches sold, totalled $105.5 million for 1995, an increase of $10.1 million, or 11%, from $95.4 million in 1994, excluding the $9.7 million securities loss in the fourth quarter of 1994.

     The increase in non-interest income excluding the above transactions was primarily attributable to increases in service charges on deposit accounts ($4.9 million, an 11% increase); "other income" ($1.8 million, a 7% increase); and investment services income ($.9 million, a 9% increase). The increase in service charges on deposit accounts was primarily due to 12% growth in the average number of retail deposit accounts. "Other income" for 1995 included a $1.7 million increase in interchange fees from the Check Card introduced in late 1994, a $1.1 million increase in income and fees related to selling and servicing residential mortgage loans, and a net decrease in the various other classifications within "other income." The improvement in investment services income over 1994 resulted principally from growth in institutional brokerage commissions and retail commissions related to mutual fund sales.

     Management currently expects non-interest income to increase in 1996, as generating more fee income from existing products and developing new sources of fee income are two key objectives over the next several years. The Company's goal is for non-interest income to grow at least 15% next year.

NON-INTEREST EXPENSE

     Non-interest expense increased $13.1 million, or 5%, during 1995 to $252.4 million from $239.3 million in 1994. A significant portion of the increase was due to $7.3 million of merger-related expenses paid for various items from the Heritage merger such as employee severance, systems conversions, investment banking and other professional fees. Exclusive of the Heritage merger-related expenses, 1995 non-interest expense increased $5.8 million, or 2%.

     Salaries and employee benefits increased $8.3 million, or 6%, for the year ended December 31, 1995, to $143.9 million, primarily due to merit increases and higher incentive compensation. The number of full-time equivalent employees increased to 3,591 at December 31, 1995, from 3,449 at December 31, 1994, primarily as a result of the Charter acquisition on December 1, 1995. Approximately 190 former Charter employees were included in the Company's total 3,591 employees at December 31, 1995. Exclusive of the Charter acquisition, the number of full-time equivalent employees decreased by 48 in part due to the elimination of duplicate functions after the Heritage acquisition.

     FDIC insurance expense decreased $5.6 million to $8.0 million in 1995 from $13.6 million in 1994 due to a reduction in the assessment rate on a majority of the deposits from $.23 per $100 of deposits to $.04 per $100 effective June 1, 1995, for well-capitalized institutions. Effective January 1, 1996, FDIC premiums for the Bank Insurance Fund ("BIF") for well-capitalized institutions decreased to $.00 per $100 of deposits, subject to the statutory requirement that all institutions pay at least $2,000 annually for bank deposits. The Company's deposit liabilities include approximately $1.20 billion of deposits which were obtained through the acquisitions of various thrift institutions that are insured by the Savings Association Insurance Fund ("SAIF"). During 1995 the rate charged on SAIF insured deposits for well-capitalized institutions remained at $.23 per $100 of deposits.

        The SAIF fund is undercapitalized as a result of losses sustained by the S&L industry during the late 1980's and early 1990's. While failures of thrift institutions have diminished during the past two years, the premiums charged on SAIF deposits have not adequately recapitalized the fund because of interest paid on debt incurred to pay depositors of failed institutions. To adequately capitalize the SAIF fund, Congress has proposed legislation to levy a one-time assessment on SAIF deposits. While this proposed legislation has not been enacted into law, various proposals generally would require payment of up to 85 basis points on SAIF deposits. Under what is believed to be the most widely accepted proposal, banks that obtained SAIF deposits through acquisitions (where the FDIC premium is computed under the "Oakar Amendment" to the Federal Deposit Insurance Act) would receive a 20% discount to allow for deposit runoff that occurs subsequent to acquisitions. The discount would apply to the SAIF deposits acquired by FANB. This proposal is part of the 1996 Budget Reconciliation Act and as of year-end 1995 had not been signed into law. Should passage of such legislation occur, the Company is expected to record a one-time charge estimated to be approximately $5.5 million, net of tax. In addition, the proposal would impose up to a 2.5 basis point annual charge on all insured deposits of depository institutions in order to pay interest on the debt incurred by the Financing Corporation. Should this become effective, it will increase the Company's total BIF and SAIF premiums in 1996 over currently anticipated amounts by $1.1 million, net of tax, based on deposits at December 31, 1995.

GRAPH 5

     Systems and processing expense increased $1.5 million, or 16%, to $11.4 million during 1995 due to an increase in processing expense related to the Check Card introduced in late 1994, higher processing charges related to increased volume levels, and a variety of projects for system enhancements. Marketing expenses increased $.8 million, or 9%, and communication expenses increased $1.3 million, or 15%, primarily due to direct mail campaigns promoting First American's new Check Card, a new consumer bank service called "Loan by Phone," several new small business loan products, and several existing money market and checking account products. Other expenses decreased $1.7 million, or 6%.

     The operating efficiency ratio represents the ratio of operating expenses to taxable equivalent net interest income plus non-interest income. Exclusive of the impact of $7.3 million of merger-related expenses on non-interest expense and the effect on non-interest income of the $3.0 million gain on sale of branches, First American's 1995 operating efficiency ratio improved to 58.20%, which is the equivalent of spending $58.20 to earn $100 of revenues. The ratio was 60.25% in 1994 (exclusive of the impact on non-interest income of the $9.7 million of losses on securities available for sale realized in the fourth quarter of 1994). Management continues to emphasize expense control as a means to improve efficiency and profitability. Our near-term objective is to improve the operating efficiency ratio to less than 57% for 1997 for First American's banking operations.

INCOME TAXES

     Income tax expense in 1995 was $65.2 million, which resulted in an effective tax rate of 38.7% of pre-tax income. Income tax expense for 1994 was $57.4 million which resulted in an effective tax rate of 37.1% of pre-tax income. The lower effective tax rate for 1994 was attributable to a decrease of $1.3 million related to the net change in the valuation allowance determined under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The effective tax rate for 1994 without regard to this item was 38.0% of pre-tax income. For additional information on income taxes of the Company see NOTE 12 to the consolidated financial statements.

ASSET/LIABILITY MANAGEMENT

INTEREST RATE SENSITIVITY

     The purpose of managing First American's interest rate sensitivity is to maintain growth in net interest income while limiting exposure to the potentially adverse effects of changes in interest rates. Through this process, Management seeks to maximize net interest income within liquidity, capital, and interest rate risk constraints. Asset/liability management is the responsibility of the Asset/Liability Committee, which is comprised of senior executives of First American. The Committee regularly reviews First American's balance sheet, net interest income performance, and forecasts of net interest income under numerous alternative simulated interest rate environments. The objective of the review is to identify risks and opportunities relative to balance sheet and margin strategies. Additionally, the Committee formulates and monitors compliance with policies and guidelines relating to interest rate sensitivity.

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

     Management's asset/liability objective is to manage the interest sensitivity position so that net income will not be impacted more than 5% for interest rates varying up to 150 basis points from the Committee's most likely interest rate forecast over the next 12 months. A 5% impact on net income corresponds approximately to a 2.5% impact on net interest income. Throughout 1995, First American operated within this guideline. The Asset/Liability Committee's assessment of the most likely interest rate scenario includes decreases in the prime and Federal funds rates during the first half of 1996 with essentially stable interest rates during the remainder of the year.

     Another measure of interest rate sensitivity is the "static gap" approach, which compares the volume of assets to the volume of liabilities subject to repricing over a series of future time periods. TABLE 4 presents First American's interest rate sensitivity at December 31, 1995 and 1994, and reflects that First American was positioned more favorably in both cases for a lower interest rate environment than for a higher interest rate environment.
At December 31, 1995, the net of interest-earning assets and interest-bearing liabilities repricing in a one-year period as a percent of earning assets was a cumulative net liability sensitivity of 12.9%. In other words, based on the December 31, 1995, balance sheet, the amount of liabilities repricing in 1996 in excess of the amount of assets repricing in 1996, together with the effect of related off-balance-sheet activities, was $1,147.4 million, or 12.9% of all earning assets. This compares with a cumulative one-year repricing net liability sensitivity of $949.7 million, or 12.6%, at year-end 1994.

     For interest rate sensitivity purposes, First American classifies regular savings, NOW, and money market deposits, which in aggregate amounted to $3.22 billion at December 31, 1995, as immediately rate-sensitive since none of these deposits carry contractual rate guarantees or early withdrawal penalties. The classification of regular savings and NOW accounts as immediately rate-sensitive is, in the opinion of Management, a conservative approach in measuring maximum interest rate sensitivity since, based on past experience, rates paid on regular savings and NOW balances ($1.19 billion at December 31, 1995) have generally not been immediately interest rate sensitive. If NOW and regular savings accounts were not considered interest-sensitive, the cumulative one-year repricing difference at December 31, 1995, would have been $41.2 million net asset interest-sensitive, or .5% of earning assets.

DERIVATIVES

        Generally, a derivatives transaction is a bilateral contract or payments exchange agreement whose value derives from the value of an underlying asset or underlying reference rate or index. First American has utilized off-balance-sheet derivative products for a number of years in managing its interest rate sensitivity. The use of non-complex, non-leveraged derivative products has reduced the Company's exposure to changes in the interest rate environment. By using derivatives, such as interest rate swaps and futures contracts, to alter the nature of (hedge) specific assets or liabilities on the balance sheet (for example, to change a variable rate obligation to a fixed rate obligation), the derivative products offset fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should produce close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products have enabled First American to improve its balance between interest-sensitive assets and interest-sensitive liabilities by managing interest rate sensitivity, while continuing to meet the credit and deposit needs of customers.

     In aggregate, many of First American's securities and loans with fixed rates may be funded with variable rate money market deposits. Consequently, net interest income can be negatively affected if short-term interest rates rise quickly. To reduce this exposure, the Company has entered into interest rate swaps on which the Company pays a fixed rate and receives a variable rate tied to three-month LIBOR. Thus, these swaps act to "fix" the rates paid on a portion of the money market account balances for the period of time covered by the swaps, which in turn reduces the potential negative impact on net interest income of rising interest rates. First American also utilizes short positions in exchange-traded Eurodollar futures contracts that are the economic equivalent of fixed-pay interest rate swaps. NOTE 15 to the consolidated financial statements presents the derivative financial instruments outstanding at December 31, 1995 and 1994.

     At December 31, 1995, First American had interest rate swaps with notional values totalling $1.40 billion and futures contracts with notional values of $140 million. At December 31, 1995, these derivatives had net negative fair values (unrealized net pre-tax losses) of $14.1 million. Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts of payments exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. At December 31, 1994, the Company had interest rate and basis swaps with notional values totalling $1.70 billion. These derivatives had a total of $17.9 million of net positive fair values (unrealized net pre-tax gains) at December 31, 1994. For estimated fair value information related to all financial instruments, see NOTE 17 to the consolidated financial statements.

     As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities which offer more interest rate risk protection. NOTE 15 to the consolidated financial statements presents the net deferred gain related to terminated derivative contracts. The net deferred gain totalled $.5 million at December 31, 1995, and $6.2 million at December 31, 1994. Deferred gains and losses on off-balance-sheet derivative activities are recognized as interest income or interest expense over the original covered periods. Of the $.5 million of net deferred gain at December 31, 1995, $4.5 million of net deferred losses will reduce net interest income during 1996 and $5.0 million of net deferred gains will be recognized in the years 1997 to 1999.

     Net interest income for the year ended December 31, 1995, included derivative products net income of $3.6 million, consisting of $2.2 million in additional interest income on loans, $.1 million increase in interest income on securities, $3.2 million reduction in interest expense on money market deposits, and $1.9 million in additional interest expense on long-term debt. This compares to $4.3 million of derivatives products net expense in 1994 which consisted of $1.4 million in additional interest income on loans, $.7 million reduction in interest income on securities, $4.6 million additional interest expense on money market deposits, and $.4 million in additional interest expense on long-term debt.

     The derivative products net income (expense) represents the net of all income and expenses related to derivatives. For example, when First American enters into an interest rate swap linked to money market deposits, it typically pays a fixed rate that is higher than the initial variable rate it receives. The net difference is a component of derivative products expense. If the index rate, which is generally 3-month LIBOR, increases, the out-of-pocket cost of the contract declines while the fair value of the contract increases. If First American terminates its position in the contract prior to maturity as part of its strategy in managing interest rate risk, any gain or loss is deferred and amortized over the remaining period of the original maturity of the derivative contract. The amortization of deferred gains and losses is also a component of derivative products income or expense. The change in derivative products net expense in 1994 to net income in 1995 reflected primarily the amortization of deferred gains on terminated derivatives contracts and the increase in average short-term rates in 1995 compared to 1994.

     All derivatives activity is conducted under close Management and Board of Directors supervision and according to detailed policies and procedures governing these activities. Policy prohibits the use of leveraged and complex derivatives. The Board also sets interim limitations on the total notional amount of derivatives contracts that may be outstanding at any time.

     Off-balance-sheet derivative activities give rise to credit risk when interest rate changes move in the Company's favor. In such cases, First American relies on the ability of the contract counterparts to make contractual payments over the remaining lives of the contracts. Credit risk exposure due to off-balance-sheet derivative activities is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. As of December 31, 1995, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure. First American's net credit exposure on outstanding interest rate swaps was $.2 million on December 31, 1995.

FINANCIAL CONDITION

SECURITIES

        Securities generated 23% of total taxable equivalent interest income for the year ended December 31, 1995 compared to 25% in the year before. In addition to producing interest income, the securities portfolio satisfies pledging requirements on deposits and borrowings and is an important component of asset/liability, interest rate sensitivity and liquidity management, which are discussed in more detail under the captions "Asset/Liability Management" and "Liquidity."

     First American's total securities portfolio of $2,133.6 million at December 31, 1995, consisted of $1,202.5 million of securities available for sale (market value) and $931.1 million of securities held to maturity (amortized cost). This compares to a total securities portfolio of $2,333.3 million at December 31, 1994, which consisted of $689.4 million of securities available for sale and $1,643.9 million of securities held to maturity. The $712.8 million decrease in securities held to maturity and $513.1 million increase in securities available for sale included the 1995 transfers of approximately $694.0 million of securities from the classification of held to maturity to available for sale, which are discussed in more detail in NOTE 4 to the consolidated financial statements. Additionally, Management determined that it had the intent and ability to hold to maturity $203.7 million of securities purchased during 1995, which was less than the maturities of $273.9 million of held to maturity securities. Also during 1995, sales and maturities of available for sale securities exceeded purchases of those securities by $456.0 million.

     Although total securities decreased $199.7 million, or 9%, to $2.13 billion at December 31, 1995, total average securities increased $29.2 million, or 1%, to $2.19 billion during 1995 from $2.16 billion during 1994. The increase in total average securities reflects differences in the timing of maturities, sales, and purchases of securities in 1995 compared to 1994.

     The average estimated maturity of the total securities portfolio was 4.0 years at December 31, 1995 (1.9 years for securities held to maturity and 5.7 years for securities available for sale), compared with 4.5 years at year-end 1994 (4.3 years for securities held to maturity and 4.9 years for securities available for sale). The expected maturity for government and corporate securities is the stated maturity, and the expected maturity for mortgage-backed securities is based on current estimates of average maturities, which include prepayment assumptions. In addition, many of the Company's security holdings are floating rate, repricing at intervals as short as monthly and as long as annually. The average repricing life of the total securities portfolio was 1.9 years at December 31, 1995 (1.7 years for securities held to maturity and 2.1 years for securities available for sale) compared with 2.4 years at December 31, 1994 (2.8 years for securities held to maturity and 1.4 years for securities available for sale). TABLE 5 presents the estimated average maturity, average repricing life, and weighted average yields for securities held to maturity and securities available for sale at December 31, 1995.

     All mortgage-backed securities classified as U.S. Government agencies and corporations were issued or guaranteed by the Government National Mortgage Association ("Ginnie Mae"), the Federal National Mortgage Association ("Fannie Mae"), or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Essentially all other mortgage-backed securities consisted of Planned Amortization Class ("PAC") collateralized mortgage obligations ("CMOs"), which were purchased because of their high credit quality and relatively certain average lives. On December 31, 1995, mortgage-backed security holdings included $419.4 million of floating rate mortgage-backed securities, of which $23.1 million were classified as held to maturity and $396.3 million were classified as available for sale. At year-end 1995, over 99.9% of the Company's debt securities were investment grade with the remaining .1% unrated.

LOANS

     Loans represent First American's largest component of earning assets, producing 76% of interest income for the year ended December 31, 1995, compared to 74% during 1994. During 1995, average loans increased $741.0 million, or 15%, to $5.59 billion from $4.85 billion. The Charter acquisition on December 1, 1995 resulted in a $412.5 million increase in total loans but caused average loans in 1995 to increase only $34.4 million.

     The increase in average loan volume was primarily a reflection of focused sales efforts, effective marketing, and the positive economic conditions in Tennessee and selected markets in adjacent states. The U.S. economy continued its expansion in 1995 although at a slower pace than in 1994. During 1995, the economies of Tennessee and other southeastern states continued to outperform the U.S. economy in a number of categories. Management currently expects loan growth, exclusive of acquisitions, to continue in 1996, although at a slower pace than 1995.

     TABLE 12 presents end of period loan balances by category for the past five years. TABLE 6 presents the maturities of loans, exclusive of consumer loans, outstanding at December 31, 1995.

     Average commercial loans increased $489.3 million, or 24%, to $2.53 billion during 1995 from $2.04 billion during 1994. During 1995 and 1994, commercial loans averaged 45% and 42% of total loans, respectively.

     The increase in the average balances of commercial loans occurred over a broad range of industry categories with especially strong lending growth to companies in health care, transportation, wholesale trade, retail, and manufacturers of machinery, transportation equipment, and fabricated metals. First American's continued emphasis on a concentrated, organized sales effort with effective administrative support and responsive credit decisions contributed to the increase in average loans in 1995 over 1994. Also contributing were marketing campaigns tailored for specific markets, such as the direct mail campaign coupled with branch-level advertising promoting owner-occupied commercial mortgages for small businesses. The positive economic conditions in the Company's primary markets also supported First American's commercial loan growth. First American's commercial loan growth in 1995 allowed it to remain a market leader in the state of Tennessee in the arenas of small business (revenues under $10 million) and middle markets (revenues of $10 million to $100 million).

     Consumer loans, which consist of consumer amortizing mortgages and other consumer loans, averaged $2.59 billion during 1995, as compared with $2.36 billion during 1994, an increase of $236.9 million, or 10%. Total average consumer loans were 46% of total loans at December 31, 1995, compared with 49% at year-end 1994.

     Average consumer amortizing mortgages, which consist principally of residential mortgages, increased $152.5 million, or 11%, to $1.48 billion during 1995 from $1.33 billion during 1994. This increase resulted primarily from increases in new and existing home sales in First American's markets. Average consumer amortizing mortgages comprised 26% of First American's total loans during 1995 compared to 27% in 1994.

GRAPH 6

     Average other consumer loans increased $84.4 million, or 8%, to $1.11 billion during 1995 from $1.03 billion during 1994. Of the $84.4 million increase in average other consumer loans, approximately $43 million resulted from an increase in automobile installment loans, approximately $10 million was due to higher student loans, and the remainder of the increase resulted from various other consumer loan categories. Average consumer-other loans represented 20% of First American's total average loans during 1995 and 22% in 1994.

     In the second quarter of 1995, First American reintroduced credit cards after being out of that market since 1990. The Company's principal subsidiary, FANB, entered into two related agreements, one with a third party marketing and program management organization and the other with a processing and servicing organization. Under these agreements, FANB owns the credit card receivables and is responsible for credit losses and a portion of marketing costs. The marketing and management organization receives portfolio fee income and is responsible for marketing campaigns, general program management, and losses incurred as the result of fraud. The processing and servicing organization is responsible for billing, collections, and evaluating credit applications in accordance with FANB's credit criteria. Though credit card receivables averaged only $4.2 million during 1995, such balances grew to $17.6 million by December 31, 1995.

     Commercial real estate loans, which include real estate construction and real estate commercial mortgages, increased 3%, or $14.8 million, to average $473.1 million during 1995 compared with an average of $458.3 million during 1994. There have been, and continue to be, selective opportunities for commercial real estate lending in First American's markets. However, commercial real estate lending is not a high priority market for First American. Average total commercial real estate loans represented 9% of total loans during 1995 compared with 9% during 1994.

     First American's loans are predominantly to borrowers residing in or doing business in Tennessee, Virginia, Kentucky, and selected markets in other adjacent states. First American seeks to exercise prudent risk management in lending, including diversification by loan category and by industry segment, as well as by identification of credit risks. The Company's lending activities are performed by relationship managers organized by broad industry classification. Based on Standard Industrial Classification ("SIC") codes, there were no industry concentrations within the commercial loan category in excess of 10% of total loans, at December 31, 1995 and 1994.

     First American's ten largest outstanding loan relationships at December 31, 1995, amounted to $238.3 million, or 4% of total loans, compared to $210.4 million, or 4% of total loans, at year-end 1994. At December 31, 1995, the largest loan relationship had $38.2 million outstanding, which compared to the regulatory legal lending limit for FANB of $121 million at December 31, 1995.

     First American had $1.6 million international loans outstanding at December 31, 1995, and $.6 million at December 31, 1994. During both years, such loans were principally related to foreign entities with operations in Tennessee.

     NOTE 15 to the consolidated financial statements discusses off-balance-sheet loan commitments and risks.

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES

     Management's policy is to maintain the allowance for possible loan losses at a level which is adequate to absorb estimated loan losses inherent in the loan portfolio. The provision for loan losses is a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance at an appropriate level. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments; and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process. Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision.

     The 1995 provision for loan losses of $83 thousand was recorded by Heritage prior to its merger with First American. Aside from this provision, First American recognized no provision for loan losses in 1995 under the methodology generally described above. The primary contributing factors for this provision level in 1995 were the continued favorable levels of asset quality as discussed under the caption "Asset Quality" and relatively low net loan charge-off experience discussed below. During 1994, the allowance assessment process described above produced a $9.9 million negative provision.

     During the years ended December 31, 1995 and 1994, total loan charge-offs were $18.8 million and $15.9 million, respectively, while total recoveries amounted to $15.1 million and $18.0 million, respectively, resulting in net charge-offs of $3.7 in 1995 and net recoveries of $2.1 million in 1994. The ratio of net charge-offs to average loans was .07% in 1995 and the ratio of net recoveries to average loans was .04% in 1994. Management anticipates an increase in net charge-offs in 1996 compared to 1995 principally due to increasing consumer-other loan balances and related delinquencies and fewer recoveries.

     Of the major loan categories, consumer-other had the highest net charge-offs in both 1995 and 1994. Consumer-other loans represent various categories of consumer loans, except residential mortgages, and include installment loans, credit lines, student loans, and credit cards. Net charge-offs for consumer-other loans were $6.8 million, or .61% of average consumer-other loans, during 1995 and were $2.0 million, or .20% of average consumer-other loans, during 1994. At December 31, 1995, past due consumer-other loans were .99% of total consumer-other loans compared to .73% at December 31, 1994. First American generally charges off consumer loans on which principal or interest is past due more than 120 days. Additionally, the Company generally charges off the entire loan balance for consumers who declare bankruptcy.

     Future provisions for loan losses depend on such factors as asset quality, net loan charge-offs, loan growth and other criteria discussed above. The appropriate level of the allowance for possible loan losses and the corresponding provision will continue to be determined quarterly based on the

GRAPH 7
















GRAPH 8
allowance assessment methodology. Management currently does not anticipate there will be a significant provision for possible loan losses in 1996. However, changes in circumstances affecting the various factors of the Company's methodology could significantly affect the amount of the 1996 provision.

     The allowance for possible loan losses was $132.4 million at December 31, 1995, as compared to $129.4 million at December 31, 1994. The $3.0 million increase in the allowance during 1995 reflects a $.1 million provision for loan losses, $3.7 million of net loan charge-offs, and $6.6 million of allowance for possible loan losses on Charter's financial statements as of the date of acquisition. The total allowance for possible loan losses represented 2.06% of net loans at December 31, 1995, compared to 2.50% at December 31, 1994.

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

ASSET QUALITY

     The ratio of nonperforming assets to total loans and foreclosed properties was .46% at December 31, 1995, up slightly from .42% at December 31, 1994. Nonperforming assets include non-accrual and restructured loans and foreclosed properties and exclude loans 90 days or more past due on accrual. At December 31, 1995, nonperforming assets totalled $29.4 million and consisted of $18.7 million of nonaccrual loans and $10.7 million of foreclosed properties. This compared to $21.8 million of nonperforming assets at December 31, 1994, comprised of $11.7 million of nonaccrual loans and $10.1 million of foreclosed properties. Excluding the Charter acquisition, nonperforming assets were $26.3 million at December 31, 1995, or .44% of total loans and foreclosed properties.

     The favorable levels of nonperforming assets resulted from the continuation of efforts to maintain asset quality and collect the full balance due on nonperforming assets, as well as from a reduction in the level of loans criticized or classified by First American's internal loan grading and review process. Management is committed to maintaining a strong credit culture by improving portfolio management concepts in the area of credit and industry concentrations, refining credit risk rating and credit scoring systems, and maintaining a disciplined adherence to existing credit policies and procedures.

GRAPH 9

















GRAPH 10

     TABLE 8 summarizes changes in nonperforming assets for each of the past five years and presents the composition of the nonperforming asset balance at the end of each year.

     Total past due loans at December 31, 1995, excluding non-accrual loans, were .87% of total loans compared to .67% at December 31, 1994. Loans under 90 days past due at December 31, 1995, excluding non-accrual loans, were .77% of total loans compared to .58% of total loans at December 31, 1994. The increase in total past due loans was primarily attributable to increases in delinquencies in the loan categories of consumer-other and consumer amortizing mortgages.

     Other potential problem loans consist of loans that are currently not considered nonperforming but on which information about possible credit problems has caused Management to doubt the ability of the borrowers to comply fully with present repayment terms. At December 31, 1995, loans totalling $67.2 million, while not considered nonperforming, were classified under the Company's internal loan grading system as substandard or worse. This compares to $77.3 million of such loans at December 31, 1994. Depending on the economy and other factors, these loans and others, which may not be presently identified, could become nonperforming assets in the future.

DEPOSITS

     Total deposits, First American's largest source of funding, averaged $6.54 billion during 1995, compared with $6.19 billion during 1994, an increase of $351.9 million, or 6%. Excluding the Charter acquisition, average deposits increased 5%.

     Average deposits increased during 1995, in part due to the continued success of First American's money market deposit account, the First American Investment Reserve ("FAIR") account. This account combines many features common among money market mutual funds including a minimum opening balance requirement of $1,000 and a competitive rate. FAIR account balances averaged $1.74 billion in 1995, up $313.0 million, or 22%, from 1994. The FAIR account is important to marketing and liquidity strategies in that it satisfies a known customer need while providing First American a stable core source of funding at rates favorable to many alternative sources of funding. On December 31, 1995, FAIR account balances outstanding were $1.98 billion and the interest rate paid was 4.50%. Average deposits also increased during 1995 due to the $205.5 million increase in average balances of certificates of deposit of $100,000 and over to $607.0 million during 1995 from $401.5 million in 1994.

     First American's core deposit base, which represents total deposits excluding certificates of deposit $100,000 and over and foreign deposits, averaged $5.84 billion, or 89% of total deposits, during 1995, as compared with $5.74 billion, or 93% of total deposits, during 1994. Core deposits represented 74% of average earning assets during 1995 and 81% during 1994.
Core deposits provide a stable, low-cost source of funds for the Company.

     TABLE 9 details maturities of certificates of deposits $100,000 and over at December 31, 1995 and 1994.

GRAPH 11

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

     Federal funds purchased and securities sold under repurchase agreements averaged $792.0 million during 1995, a $110.8 million, or 16%, increase over the previous year. Other short-term borrowings averaged $100.0 million during 1995 compared with $59.2 million during 1994.

     Long-term debt averaged $292.4 million during 1995 compared to $109.0 million during 1994. Long-term debt increased $150.3 million to $421.8 million as of December 31, 1995 from $271.5 million on December 31, 1994. Most of the increase in long-term debt from December 31, 1994, occurred in the fourth quarter of 1995. During October 1995, First American borrowed $45.0 million from the Federal Home Loan Bank ("FHLB") at an interest rate tied to one-month LIBOR with a maturity of October 2, 1998. FHLB fixed rate borrowings increased $49.2 million effective December 1, 1995, with the acquisition of Charter. On December 18, 1995, First American issued $50.0 million of subordinated notes due December 18, 2005. This brought the total subordinated notes outstanding at December 31, 1995 to $100.0 million. The $50.0 million of notes issued in 1995 bear interest at a face amount of 6.625%, payable semiannually. The notes were sold at a discount, resulting in an effective interest rate of 6.761%. At December 31, 1995, First American's variable rate borrowings totalled $264.0 million and had a weighted average interest rate of 5.88%, and total fixed rate borrowings were $157.8 million and had a weighted average interest rate of 6.19%.

     On January 31, 1994, First American redeemed the remaining balance of $13.6 million of its 7 5/8% debentures due in 2002. These debentures were redeemed at a price of 101.22% of par.

CAPITAL POSITION

     Total shareholders' equity amounted to $795.5 million, or 8.22% of total assets, at December 31, 1995, compared to $667.7 million, or 8.06% of total assets at December 31, 1994. The $127.8 million increase in total shareholders' equity resulted principally from $74.3 million of earnings retention ($103.1 million of net income less $28.8 million of dividends). Also contributing to the increase in total shareholders' equity was the net issuance of $31.7 million of common stock, which consisted of $80.4 million of common stock issued in the acquisition of Charter and the issuance of $13.7 million of common stock in connection with employee benefit and dividend reinvestment plans less $62.4 million of common stock repurchased for those purposes. Total shareholders' equity also increased by the $17.1 million change in net unrealized gains and losses on securities available for sale, net of tax. The CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY detail the changes in shareholders' equity during 1995, and NOTES 1 AND 4 to the consolidated financial statements provide further information regarding unrealized gains and losses on available for sale securities.

     During 1995, First American paid dividends at the rate of $1.06 per share, up 20% from $.88 per share during 1994. The dividend payout ratio (calculated by dividing the dividend rate per share by net income per share) was 29% during 1995 versus 26% during 1994.

     The Federal Reserve Board and the OCC risk-based capital guidelines and regulations for bank holding companies and national banks require minimum levels of capital based upon applying various risk ratings to defined categories of assets and to certain off-balance-sheet items. Under the risk-based capital requirements, total capital consists of Tier I capital (essentially realized common equity less disallowed intangible assets) plus Tier II capital (essentially qualifying long-term debt and a portion of the allowance for possible loan losses). Assets by type, or category, are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. Off-balance-sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by regulators. These items are assigned risk-weightings and are included in total risk-adjusted assets.

     These regulations require bank holding companies and national banks to maintain certain minimum capital ratios. As of December 31, 1995, the Company, its principal subsidiary, FANB, and First American National Bank of Kentucky ("FANBKY") all had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. TABLE 10 summarizes risk-based capital and related ratios for the Company and FANB.

     FAFSB is subject to capital requirements adopted by the OTS, which are similar but not identical to those issued by the Federal Reserve Board and the OCC. As of December 31, 1995, FAFSB had ratios which exceeded the regulatory requirements to be classified as "well capitalized."

     Of the total First American shares to be exchanged in the proposed First City transaction, up to 100% may be repurchased in the open market. Following these purchases, the Company is expected to continue to exceed all applicable regulatory capital requirements.

LIQUIDITY

     Liquidity management involves maintaining sufficient cash levels (including the ability to access markets to raise additional cash) to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets include cash and cash equivalents (less Federal Reserve Bank reserve requirements discussed at NOTE 3 to the consolidated financial statements), money market instruments, and securities that mature within one year. At December 31, 1995, the carrying value of First American's liquid assets amounted to $1,085.4 million, or 12% of earning assets, which compared with $859.8 million, or 11%, at December 31, 1994.

     In addition, First American has securities available for sale maturing after one year which can be sold to meet liquidity needs. The market value of securities available for sale which mature after one year was $1.01 billion at December 31, 1995. Since held to maturity securities are purchased with the intent to hold them to maturity, such securities are generally a source of liquidity only to the extent interest and principal payments are received thereon. NOTES 1 AND 4 to the consolidated financial statements discuss accounting for securities in further detail. Maturity of securities is also discussed under the caption "Securities."

     Liquidity is reinforced by maintaining a relatively stable funding base, which is achieved by diversifying funding sources, extending the contractual maturity of liabilities, and limiting corporate reliance on volatile short-term purchased funds. First American's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable and low-cost funds. Core deposits totalled $6.49 billion, or 67% of total assets at December 31, 1995, compared with $5.85 billion, or 71%, at December 31, 1994. Loans represented 99% of core deposits at December 31, 1995 compared to 88% at December 31, 1994.

     Short-term funding needs can arise from declines in deposits or other funding sources, drawdowns of loan commitments, and requests for new loans. Relationships with a stable and growing customer base and a current network of about 275 downstream correspondent banks routinely supply some of these funds. Additional funds, if needed, can be raised from regional, national, and international money markets. Short-term funding sources, comprised of non-core deposits and short-term borrowings totalled $1.83 billion, or 19% of total assets, at December 31, 1995, compared to $1.38 billion, or 17%, at December 31, 1994.

     Shareholders' equity and long-term debt also contribute to liquidity by reducing the need to continually rely on short-term purchased funds. At December 31, 1995, the ratio of equity to assets was 8.22% compared to 8.06% at December 31, 1994. At the end of 1995, long-term debt totalled 4% of total assets versus 3% of total assets at December 31, 1994.

     An additional source of liquidity is the Company's three-year $70 million revolving credit agreement which will expire March 31, 1998. First American had no borrowings under this agreement during 1995.

     The CONSOLIDATED STATEMENTS OF CASH FLOWS report net cash provided or used by operating, investing, and financing activities, and the net effect of those activities on cash and cash equivalents. As such, it is a tool in analyzing liquidity. During 1995, cash provided by operating activities was $111.6 million compared to $86.0 million of cash provided by operations in 1994. The largest component of cash provided by operating activities in both years was net income. Investing activities utilized $656.3 million of cash in 1995 and $532.7 million in 1994. The largest component of cash used in investing activities in 1995 was loan growth, which amounted to $851.0 million, and the largest component in 1994 was the purchase of available for sale securities, which utilized $1.1 billion. Also reflected in investing activities were repositionings of securities and money market instruments. Financing activities provided $525.3 million in net cash in 1995 and $446.9 million in 1994. During 1995, financing activities included increases in deposits of $599.6 million and long-term debt of $101.1 million and reductions in short-term debt of $101.1 million, as well as cash utilized to purchase First American common stock for use in the Charter acquisition and for employee benefit plans. During 1994, financing activities included increases in deposits of $101.8 million and net increases in short-term and long-term borrowings of $367.1 million.

     Management believes First American has sufficient liquidity to meet all known commitments, which include the anticipated First City and SSI acquisitions, long-term obligations, and other commitments, as well as reasonable borrower, depositor, and creditor needs under normal economic conditions over the next 12 months and reasonably foreseeable future.

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

EARNINGS PERFORMANCE FOR 1994 VERSUS 1993

     The previous discussion concentrated on First American's 1995 results of operations and financial condition. The following discussion recaps the Company's results of operations for 1994 compared to 1993.

     Net income for 1994 was $97.2 million, or $3.39 per share, as compared with $107.3 million, or $3.79 per share, for 1993. Net income for 1994 was increased by a $6.1 million negative provision for loan losses, net of tax, or $.22 per share, and reduced by $5.9 million of losses, net of tax, or $.21 per share, in the fourth quarter on sales of securities available for sale. Net income for 1993 was increased by a $28.6 million negative provision for loan losses, net of tax, or $1.01 per share, and reduced by a $6.5 million charitable contribution, net of tax, or $.23 per share, and the $.1 million cumulative effect of changes in accounting principles. With these transactions excluded in both years, net income increased 14% to $97.0 million in 1994, or $3.38 per share, versus $85.3 million in 1993, or $3.01 per share.

     Taxable equivalent net interest income increased $10.5 million, or 4%, to $301.7 million in 1994 from $291.2 million in 1993. Total interest income on a taxable equivalent basis amounted to $510.5 million for 1994 compared to $478.3 million in 1993, an increase of $32.2 million, or 7%. The increase resulted principally from a higher volume of earning assets. Average earning assets increased $447.4 million, or 7%, to $7.12 billion in 1994 from $6.67 billion in 1993, while the average yield on earning assets was 7.17% in both years. Average loans increased $637.2 million, or 15%, to $4.85 billion, average securities decreased $93.6 million, or 4%, to $2.16 billion, and average other interest-bearing investments decreased $96.2 million to $109.9 million.

     Total interest expense for 1994 increased $21.7 million, or 12%, to $208.8 million from $187.1 million in 1993. Of the increase, $11.0 million was due to an increase in the volume of interest-bearing liabilities and $10.7 million resulted from an increase in average interest rates paid on interest-bearing funds. Average interest-bearing liabilities increased $326.7 million, or 6%, to $5.86 billion in 1994 from $5.53 billion during 1993. Average interest-bearing deposits increased $174.3 million, or 4%, to $5.01 billion, average short-term borrowings increased $103.5 million, or 16%, to $740.4 million, and long-term debt increased $48.9 million, or 81%, to $109.0 million. The average rate paid on interest-bearing liabilities increased 18 basis points to 3.56% in 1994 from 3.38% in 1993.

     Net interest income in 1994 increased primarily as a result of the increase in the volume of earning assets partially offset by a lower net interest spread. The net interest spread decreased 18 basis points to 3.61% in 1994 from 3.79% in 1993. This decline was due to an 18 basis point increase in the rates paid on interest-bearing liabilities. The net interest margin decreased to 4.24% in 1994 from 4.37% during 1993. Average external interest rates during 1994 were higher than 1993. Factors affecting the Company's interest rates are discussed under the caption "Net Interest Income." Additionally, contributing to the decline in the average yield on securities from 1993 to 1994 was the fact that many of the fixed rate instruments maturing throughout 1994 and in the latter part of 1993 were purchased during 1990 and 1991 when average rates were higher than rates in effect during 1994 and the latter part of 1993.

     In order to maintain the allowance for possible loan losses at an appropriate level, First American's loan loss methodology produced a $9.9 million (pre-tax) negative provision in 1994. The primary factors leading to the negative provision were favorable net loan charge-off experience and a continuation of improvements in asset quality indicators. During the year ended December 31, 1994, there were net loan recoveries of $2.1 million, which compared to net loan charge-offs of $6.8 million in the year ended December 31, 1993. The ratio of net recoveries to average loans was .04% in 1994 compared to a ratio of net charge-offs to average loans of .16% in 1993. Nonperforming assets (excluding loans 90 days past due on accrual) decreased 49% during 1994 to $21.8 million at December 31, 1994 from $42.5 million at December 31, 1993. The ratio of nonperforming assets to total loans and foreclosed properties was
 .42% at December 31, 1994, compared with .91% a year earlier.

     Non-interest income of $85.7 million in 1994 declined $2.7 million, or 3%, from 1993. This decline is due in large part to losses on securities available for sale of $10.0 million during 1994 compared to losses of $2.0 million in 1993. Virtually all of the 1994 losses occurred during the fourth quarter when $85 million of securities available for sale were sold at a $9.7 million loss. The securities sold had the longest maturities and were the most depreciated in value in the available for sale category. The proceeds were invested in higher yielding securities with shorter maturities, which improved First American's overall interest rate sensitivity.

     Non-interest income, excluding net securities losses totalled $95.7 million for 1994, an increase of $5.3 million, or 6%, from $90.4 million in 1993. This increase was primarily attributable to increases in service charges on deposit accounts ($3.4 million, an 8% increase); "other income" ($2.5 million, a 12% increase); and commissions and fees on fiduciary activities ($.9 million, a 6% increase). The increase in service charges on deposit accounts is primarily due to 8% growth in the number of retail deposit accounts. The increase in "other income" consisted primarily of $1.3 million of increase from insurance commissions and official check rebates. These increases in income were partially offset by a decline in investment services income ($.7 million, a 7% decrease) attributable to a decrease in the sale of investment products.

     Non-interest expenses decreased $9.0 million, or 4%, during 1994 to $239.3 million. The decline was primarily due to a $10.0 million charitable contribution in 1993 to First American Foundation, a not-for-profit private foundation formed to facilitate the Company's charitable contributions. There was no similar contribution in 1994. Also contributing to the decrease in non-interest expense was a $3.5 million decrease in net foreclosed properties expense. FANBKY, acquired in the fourth quarter of 1993, and First Fidelity Savings Bank, F.S.B., of Crossville, Tennessee, acquired in the second quarter of 1994, produced a $4.2 million increase in non-interest expense in 1994 compared to 1993. Exclusive of the 1993 charitable contribution and the non-interest expense of the two acquisitions, non-interest expense was $233.9 million in 1994 compared to $237.0 million in 1993. Salaries and employee benefits increased $12.6 million, or 10%, in 1994 reflecting merit increases, higher incentive compensation, and a 4% increase in the number of full time equivalent employees. Systems and processing expense declined $5.1 million following the amendment in March 1994 to First American's agreement with an outside vendor that provides data processing and telecommunications services. The agreement was amended to transfer certain software programming functions and related personnel to the Company, which resulted in cost reductions in systems and processing expense and increases in other non-interest expense categories, such as salaries and benefits.

     Excluding the $9.7 million (pre-tax) losses on sales of securities available for sale recorded in the fourth quarter of 1994, non-interest income rose 8% to $95.4 million in 1994 from $88.4 million in 1993. Excluding the $10.0 million (pre-tax) charitable contribution in 1993, non-interest expense rose less than 1% to $239.3 million. With these transactions excluded, the operating efficiency ratio improved from 62.75% to 60.25%.

     Income tax expense was $57.4 million in 1994, which compared to $61.3 million in 1993. The primary factor for the decrease was the decline in income before income taxes.

TABLE 2:  RATE-VOLUME RECAP
=====================================================================================================================
                                                        1995 from 1994                      1994 from 1993
                                             ---------------------------------   ------------------------------------
                                               Total      Increase (Decrease)*     Total      Increase (Decrease)*
                                              Increase           Due to           Increase           Due to
                                                          --------------------                -----------------------
(in millions)                                (Decrease)    Volume       Rate     (Decrease)    Volume       Rate
---------------------------------------------------------------------------------------------------------------------
Change in interest income:
  Securities:
    Taxable
      Held to maturity                            $12.9      $  3.1     $   9.8    $    2.9    $  6.7     $  (3.8)
      Available for sale                             .8        (1.5)        2.3       (19.3)    (14.7)       (4.6)
  Tax-exempt
      Held to maturity                               .1          .1           -          .6        .6           -
      Available for sale                              -           -           -           -         -           -
                                                  -----                               -----
         Total securities                          13.8         1.8        12.0       (15.8)     (6.1)       (9.7)
                                                  -----                               -----
  Loans                                            96.2        57.4        38.8        50.3      49.3         1.0
  Federal funds sold and securities purchased
    under agreements to resell                      1.7          .1         1.6        (1.8)     (2.4)         .6
  Time deposits with other banks                     .2          .1          .1         (.9)      (.9)          -
  Other                                              .8          .2          .6          .4        .2          .2
                                                  -----                               -----
  Total change in interest income                 112.7        55.9        56.8        32.2      32.2           -
                                                  -----                               -----
Change in interest expense:
  NOW, money market, and savings accounts          21.1         3.4        17.7        10.7       6.0         4.7
  Certificates of deposit                          38.4        10.6        27.8        (2.0)     (1.3)        (.7)
  Other interest-bearing deposits                   6.0         1.6         4.4        (1.2)      (.2)       (1.0)
  Short-term borrowings                            20.3         5.8        14.5        11.4       2.8         8.6
  Long-term debt                                   12.8        11.9          .9         2.8       3.5         (.7)
                                                  -----                               -----
    Total change in interest expense               98.6        26.7        71.9        21.7      11.0        10.7
                                                  -----                               -----
Change in net interest income                     $14.1      $ 33.0      $(18.9)   $   10.5    $ 19.5     $  (9.0)
====================================================================================================================

* Amounts are adjusted to a fully taxable basis, based on the statutory Federal income tax rates, adjusted for applicable state income taxes net of the related Federal tax benefit. The effect of volume change is computed by multiplying the change in volume by the prior year rate. The effect of rate change is computed by multiplying the change in rate by the prior year volume. Rate/volume change is computed by multiplying the change in volume by the change in rate and included in the effect on income of rate change.

TABLE 3:  CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES
==================================================================================================================================
                                                         1995                        1994                        1993
                                              --------------------------  --------------------------  ----------------------------
                                                                 Average                     Average                     Average
                                              Average   Income/  Yield/   Average   Income/  Yield/   Average   Income/  Yield/
(in millions)                                 Balance   Expense   Rate    Balance   Expense   Rate    Balance   Expense   Rate
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:*
   Taxable securities:
     Held to maturity                        $1,502.8    $ 98.5     6.55% $1,449.9   $ 85.6     5.90%  $1,341.5   $ 82.7     6.16%
     Available for sale                         663.1      43.8     6.61     688.1     43.0     6.26      899.2     62.3     6.93
   Tax-exempt securities
     Held to maturity                            20.9       1.5     7.18      19.8      1.4     7.07       11.1       .8     7.21
     Available for sale                            .6         -     5.72        .4        -     5.63          -        -        -
----------------------------------------------------------------------------------------------------------------------------------
     Total securities                         2,187.4     143.8     6.58   2,158.2    130.0     6.02    2,251.8    145.8     6.47
----------------------------------------------------------------------------------------------------------------------------------
   Federal funds sold and repurchase
     agreements                                  79.9       4.8     6.02      78.6      3.1     3.99      152.1      4.9     3.24
   Loans, net of unearned discount and net
     deferred loan fees:
       Commercial                             2,527.3     213.0     8.43   2,038.0    151.4     7.42    1,773.6    120.6     6.81
       Consumer-amortizing mortgages          1,479.1     117.0     7.91   1,326.6    102.5     7.73    1,059.4     88.7     8.37
       Consumer-other                         1,112.8      99.0     8.89   1,028.4     84.4     8.21      936.3     80.7     8.62
       Real estate-construction                 163.9      15.3     9.36     113.6      9.1     8.00      110.3      8.8     7.99
       Real estate-commercial mortgages
         and other                              309.2      28.0     9.06     344.7     28.7     8.33      334.5     27.0     8.06
----------------------------------------------------------------------------------------------------------------------------------
       Loans, net of unearned discount and
         net deferred loan fees               5,592.3     472.3     8.45   4,851.3    376.1     7.75    4,214.1    325.8     7.73
----------------------------------------------------------------------------------------------------------------------------------
   Other                                         39.1       2.3     5.64      31.3      1.3     4.05       54.0      1.8     3.32
----------------------------------------------------------------------------------------------------------------------------------
       Total earning assets*                  7,898.7    $623.2     7.89%  7,119.4   $510.5     7.17%   6,672.0   $478.3     7.17%
----------------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses             (129.7)                      (139.9)                      (175.3)
Cash and due from banks                         460.1                        494.5                        491.0
Other assets                                    325.0                        311.8                        334.6
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                              $8,554.1                     $7,785.8                     $7,322.3
==================================================================================================================================
Deposits and borrowed funds:
  Demand deposits                            $1,112.9                     $1,174.7                     $1,137.8
  Interest-bearing deposits:
    NOW accounts                                806.4    $ 16.1     2.00%    877.9   $ 17.5     1.99%     793.5   $ 16.5     2.08%
    Money market accounts                     1,805.8      82.7     4.58   1,516.1     57.7     3.81    1,411.7     47.2     3.35
    Regular savings                             404.5       9.6     2.38     510.5     12.1     2.38      487.1     12.9     2.65
    Certificates of deposit under $100,000    1,406.9      72.8     5.17   1,347.2     52.8     3.92    1,397.4     56.8     4.06
    Certificates of deposit $100,000 and over   607.0      35.3     5.82     401.5     16.9     4.22      384.6     14.9     3.86
    Other time                                  303.8      16.9     5.57     317.9     14.5     4.56      337.7     16.7     4.96
    Foreign                                      91.4       5.3     5.75      41.0      1.7     4.04       25.8       .7     2.74
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits           5,425.8     238.7     4.40   5,012.1    173.2     3.46    4,837.8    165.7     3.43
----------------------------------------------------------------------------------------------------------------------------------
    Total deposits                            6,538.7                      6,186.8                      5,975.6
  Federal funds purchased and repurchase
    agreements                                  792.0      42.6     5.38     681.2     25.8     3.80      587.1     15.5     2.64
  Other short-term borrowings                   100.0       6.2     6.18      59.2      2.7     4.51       49.8      1.6     3.19
  Long-term debt                                292.4      19.9     6.83     109.0      7.1     6.48       60.1      4.3     7.13
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits and
      borrowed funds                          6,610.2    $307.4     4.65%  5,861.5   $208.8     3.56%   5,534.8   $187.1     3.38%
----------------------------------------------------------------------------------------------------------------------------------
    Total deposits and borrowed funds         7,723.1                      7,036.2                      6,672.6
Other liabilities                               126.7                        105.4                         98.8
Shareholders' equity                            704.3                        644.2                        550.9
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity   $8,554.1                     $7,785.8                     $7,322.3
==================================================================================================================================
Net interest income*                                     $315.8                      $301.7                       $291.2
Provision for loan losses                                    .1                        (9.9)                       (41.4)
Non-interest income                                       108.5                        85.7                         88.4
Non-interest expense                                      252.4                       239.3                        248.2
----------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense
   and cumulative effect of
   changes in accounting principles                       171.8                       158.0                        172.8
Income tax expense                                         68.7                        60.8                         65.4
----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
   changes in accounting principles                       103.1                        97.2                        107.4
Cumulative effect of changes in accounting
   principles, net of tax                                     -                           -                          (.1)
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                               $103.1                      $ 97.2                       $107.3
==================================================================================================================================
Net interest spread                                                 3.24%                       3.61%                        3.79%
Benefit of interest-free funding                                     .76                         .63                          .58
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                 4.00%                       4.24%                        4.37%
==================================================================================================================================

* Loan fees and amortization of net deferred loan fees (costs), which are considered an integral part of the lending function and are included in yields and related interest categories, amounted to $6.3 million in 1995, $4.8 million in 1994, $2.3 million in 1993, $(.8) million in 1992, and $(.3) million in 1991. Yields/rates and income/expense amounts are presented on a fully taxable equivalent basis based on the statutory Federal income tax rates, adjusted for applicable state income taxes net of the related

N/A Information not considered meaningful.

==========================================================================================================
           1992                        1991                Average Balance             Income/Expense
---------------------------  -------------------------  --------------------    --------------------------
                                                                     5-Year                  5-Year
                                                                     Annual                  Annual
                   Average                     Average              Compound                Compound
Average   Income/  Yield/   Average   Income/  Yield/   % Change   Growth Rate  % Change   Growth Rate
Balance   Expense   Rate    Balance   Expense   Rate    1995/1994   1995/1990   1995/1994   1995/1990
----------------------------------------------------------------------------------------------------------
$1,747.5   $130.5     7.47% $1,456.2   $115.6     7.94%      3.65%         .17%     15.07%       (5.12)%
   148.8     10.0     6.72         -        -        -      (3.63)         N/A       1.85          N/A
     6.5       .5     7.69      20.8      1.8     8.43       5.56       (29.96)      7.14       (32.99)
       -        -        -         -        -        -      50.00          N/A      42.47          N/A
----------------------------------------------------------------------------------------------------------
 1,902.8    141.0     7.41   1,477.0    117.4     7.95       1.35         6.26      10.62          .65
----------------------------------------------------------------------------------------------------------
   261.7     10.0     3.82     217.0     13.3     6.16       1.65       (21.94)     54.84       (26.90)
 1,739.5    121.0     6.95   1,893.6    166.7     8.81      24.01         3.57      40.69         (.19)
   847.8     81.2     9.58     819.7     87.7    10.70      11.50        12.10      14.15         5.18
   914.3     86.9     9.50     973.5    103.6    10.64       8.21          .39      17.30        (4.69)
   158.4     12.7     8.03     225.7     20.3     8.98      44.28       (13.81)     68.13       (13.83)
   384.5     33.2     8.65     413.5     41.2     9.95     (10.30)       (7.31)     (2.44)      (10.48)
----------------------------------------------------------------------------------------------------------
 4,044.5    335.0     8.28   4,326.0    419.5     9.70      15.27         2.92      25.58        (1.63)
----------------------------------------------------------------------------------------------------------
   178.1      7.0     3.91     108.0      6.6     6.12      24.92       (13.21)     76.92       (19.97)
----------------------------------------------------------------------------------------------------------
 6,387.1   $493.0     7.72%  6,128.0   $556.8     9.09%     10.95         3.00      22.06%       (1.78)%
----------------------------------------------------------------------------------------------------------
 (188.7)                      (191.1)                       (7.29)       (2.94)
   467.1                       410.5                        (6.96)        2.72
   321.3                       351.4                         4.23        (1.34)
----------------------------------------------------------------------------------------------------------
$6,986.8                    $6,698.8                         9.87%        2.91%
==========================================================================================================
$1,049.7                    $  885.6                        (5.26)%       3.72%


   682.4   $ 18.7     2.73%    586.2   $ 24.0     4.10%     (8.14)        6.89      (8.00)%      (8.79)%
 1,429.9     48.3     3.38   1,448.4     79.8     5.51      19.11         4.57      43.33        (4.33)
   416.6     14.3     3.43     352.7     18.2     5.15     (20.76)        1.96     (20.66)      (13.48)
 1,525.5     78.7     5.16   1,703.1    117.8     6.92       4.43        (5.51)     37.88       (13.12)
   412.6     20.3     4.92     402.7     28.0     6.95      51.18         (.58)    108.88        (6.84)
   366.7     21.2     5.78     332.0     23.8     7.17      (4.44)       (1.29)     16.55        (7.90)
    19.3       .7     3.61      12.7       .7     5.65     122.93        30.23     211.76        22.77
----------------------------------------------------------------------------------------------------------
 4,853.0    202.2     4.17   4,837.8    292.3     6.04       8.25          .73      37.82        (8.56)
----------------------------------------------------------------------------------------------------------
 5,902.7                     5,723.4                         5.69         1.21
   519.5     16.3     3.14     457.3     25.1     5.48      16.27         4.02      65.12        (3.61)
    20.2       .7     3.82      22.8      1.4     6.26      68.92        11.86     129.63         4.82
    17.9      1.4     7.69      18.0      1.4     7.82     168.26        73.68     180.28        67.71
----------------------------------------------------------------------------------------------------------
 5,410.6   $220.6     4.08%  5,335.9   $320.2     6.00%     12.77         2.10      47.22%       (6.53)%
----------------------------------------------------------------------------------------------------------
 6,460.3                     6,221.5                         9.76         2.33
    84.4                        84.8                        20.21         3.95
   442.1                       392.5                         9.33        10.67
----------------------------------------------------------------------------------------------------------
$6,986.8                    $6,698.8                         9.87%        2.91%
==========================================================================================================
           $272.4                      $236.6                                        4.67%        4.72%
             39.2                        53.1                                         N/A       (66.40)
             77.3                        82.9                                       26.57         (.16)
            240.1                       232.8                                        5.56         1.84
----------------------------------------------------------------------------------------------------------
             70.4                        33.6                                        8.60          N/A
             24.2                        15.6                                       12.64          N/A
----------------------------------------------------------------------------------------------------------
             46.2                        18.0                                        6.07          N/A
                -                           -                                         N/A      (100.00)
----------------------------------------------------------------------------------------------------------
           $ 46.2                      $ 18.0                                        6.07%         N/A
==========================================================================================================
                      3.64%                       3.09%
                       .62                         .77
----------------------------------------------------------------------------------------------------------
                      4.26%                       3.86%
==========================================================================================================

Federal tax benefit; related interest income includes taxable equivalent adjustments of $3.5 million in 1995, $3.4 million in 1994, $4.0 million in 1993, $4.2 million in 1992, and $6.6 million in 1991. Non-accrual and restructured loans are included in average loans and average earning assets. Consequently, yields on these items are lower than they would have been if these loans had earned at their contractual rates of interest. Prior to December 31, 1991, certain securities were classified as investment securities based on the Corporation's ability and interest to hold such securities for the foreseeable future. For purposes of this schedule, average investment securities prior to December 31, 1991 and related income have been classified to held to maturity. Yields on all securities are computed based on carrying value.

TABLE 4:  INTEREST RATE SENSITIVITY ANALYSIS
====================================================================================================================================
                                                                                   Interest-Sensitive Periods
                                                         ---------------------------------------------------------------------------
                                                                           Months
                                                         -------------------------------------------
                                                                               Over           Over
                                                                              Three           Six            Total
                                                             Within          Through        Through           One             1-5
(in millions)                                                Three             Six          Twelve            Year           Years
-----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995
Earning assets:
      Securities:
        Available for sale                               $   483.5        $    34.8         $   69.7       $   588.0       $  545.4
        Held to maturity                                     158.8             66.3            180.5           405.6          446.1
-----------------------------------------------------------------------------------------------------------------------------------
           Total securities                                  642.3            101.1            250.2           993.6          991.5
      Loans                                                2,456.9            312.1            547.9         3,316.9        2,305.7
      Other earning assets                                   340.2                -                -           340.2              -
-----------------------------------------------------------------------------------------------------------------------------------
         Total earning assets                            $ 3,439.4        $   413.2         $  798.1       $ 4,650.7       $3,297.2
===================================================================================================================================
Interest-bearing liabilities:
      Interest-bearing deposits:
         NOW, money market, and savings accounts         $ 3,220.4        $       -         $      -       $ 3,220.4       $      -
         Certificates of deposit                             841.2            567.4            518.3         1,926.9          501.7
         Other interest-bearing deposits                     221.7             28.5             58.1           308.3          157.0
-----------------------------------------------------------------------------------------------------------------------------------
           Total interest-bearing deposits                 4,283.3            595.9            576.4         5,455.6          658.7
      Other borrowed funds                                 1,177.5                -                -         1,177.5           24.8
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities                   5,460.8            595.9            576.4         6,633.1          683.5
      Net effect of swaps                                 (1,435.0)           200.0            400.0          (835.0)         835.0
-----------------------------------------------------------------------------------------------------------------------------------
      Adjusted interest-bearing liabilities              $ 4,025.8        $   795.9         $  976.4       $ 5,798.1       $1,518.5
===================================================================================================================================
Interest sensitivity gap:
      For the indicated period                           $  (586.4)       $  (382.7)       $  (178.3)      $(1,147.4)      $1,778.7
      Cumulative                                            (586.4)          (969.1)        (1,147.4)       (1,147.4)         631.3
      Cumulative, as a percent of total earning assets       (6.59)%         (10.89)%         (12.89)%        (12.89)%         7.09%
===================================================================================================================================
DECEMBER 31, 1994
Earning assets:
      Securities:
         Available for sale                              $   167.4        $   215.1        $   180.1       $   562.6       $  119.9
         Held to maturity                                    308.4             24.0             32.1           364.5        1,047.5
-----------------------------------------------------------------------------------------------------------------------------------
           Total securities                                  475.8            239.1            212.2           927.1        1,167.4
      Loans                                                1,866.5            311.5            423.7         2,601.7        1,960.2
      Other earning assets                                    40.6                -                -            40.6              -
-----------------------------------------------------------------------------------------------------------------------------------
        Total earning assets                             $ 2,382.9        $   550.6        $   635.9       $ 3,569.4       $3,127.6
===================================================================================================================================
Interest-bearing liabilities:
      Interest-bearing deposits:
          NOW, money market, and savings accounts        $ 2,952.0        $       -        $       -       $ 2,952.0       $      -
          Certificates of deposit                            520.4            438.5            361.6         1,320.5          415.4
          Other interest-bearing deposits                    117.2             35.6             52.6           205.4          162.3
-----------------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing deposits                3,589.6            474.1            414.2         4,477.9          577.7
      Other borrowed funds                                 1,139.5              1.2               .5         1,141.2            4.0
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities                   4,729.1            475.3            414.7         5,619.1          581.7
      Net effect of swaps                                   (450.0)          (200.0)          (450.0)       (1,100.0)       1,100.0
-----------------------------------------------------------------------------------------------------------------------------------
      Adjusted interest-bearing liabilities              $ 4,279.1        $   275.3        $   (35.3)      $ 4,519.1       $1,681.7
===================================================================================================================================
Interest sensitivity gap:
      For the indicated period                           $(1,896.2)       $   275.3        $   671.2       $  (949.7)      $1,445.9
      Cumulative                                          (1,896.2)        (1,620.9)          (949.7)         (949.7)         496.2
      Cumulative, as a percent of total earning assets      (25.13)%         (21.48)%         (12.59)%        (12.59)%         6.58%
===================================================================================================================================

                                                       Interest-Sensitive Periods
                                                     -------------------------------

                                                            Over 5
(in millions)                                               Years         Total
----------------------------------------------------------------------------------
DECEMBER 31, 1995
Earning assets:
      Securities:
        Available for sale                                 $   69.1       $1,202.5
        Held to maturity                                       79.3          931.0
----------------------------------------------------------------------------------
           Total securities                                   148.4        2,133.5
      Loans                                                   803.4        6,426.0
      Other earning assets                                        -          340.2
----------------------------------------------------------------------------------
         Total earning assets                              $  951.8       $8,899.7
==================================================================================
Interest-bearing liabilities:
      Interest-bearing deposits:
         NOW, money market, and savings accounts           $      -       $3,220.4
         Certificates of deposit                                1.7        2,430.3
         Other interest-bearing deposits                          -          465.3
----------------------------------------------------------------------------------
           Total interest-bearing deposits                      1.7        6,116.0
      Other borrowed funds                                    157.8        1,360.1
----------------------------------------------------------------------------------
      Total interest-bearing liabilities                      159.5        7,476.1
      Net effect of swaps                                         -              -
----------------------------------------------------------------------------------
      Adjusted interest-bearing liabilities                $  159.5       $7,476.1
==================================================================================
Interest sensitivity gap:
      For the indicated period                                792.3       $1,423.6
      Cumulative                                            1,423.6        1,423.6
      Cumulative, as a percent of total earning assets        16.00%         16.00%
==================================================================================
DECEMBER 31, 1994
Earning assets:
      Securities:
         Available for sale                                $    7.0       $  689.5
         Held to maturity                                     231.9        1,643.9
----------------------------------------------------------------------------------
           Total securities                                   238.9        2,333.4
      Loans                                                   610.0        5,171.9
      Other earning assets                                        -           40.6
----------------------------------------------------------------------------------
        Total earning assets                               $  848.9       $7,545.9
==================================================================================
Interest-bearing liabilities:
      Interest-bearing deposits:
          NOW, money market, and savings accounts          $      -       $2,952.0
          Certificates of deposit                                 -        1,735.9
          Other interest-bearing deposits                         -          367.7
----------------------------------------------------------------------------------
            Total interest-bearing deposits                       -        5,055.6
      Other borrowed funds                                     56.1        1,201.3
----------------------------------------------------------------------------------
      Total interest-bearing liabilities                       56.1        6,256.9
      Net effect of swaps                                         -              -
----------------------------------------------------------------------------------
      Adjusted interest-bearing liabilities                $   56.1       $6,256.9
==================================================================================
Interest sensitivity gap:
      For the indicated period                             $  792.8       $1,289.0
      Cumulative                                            1,289.0        1,289.0
      Cumulative, as a percent of total earning assets        17.08%         17.08%
==================================================================================

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

In the table, all NOW, money market, and savings accounts are reflected as interest-sensitive within three months. NOW accounts, savings, and certain money market accounts are not totally interest-sensitive in all interest rate environments. If NOW and regular savings accounts were not considered interest-sensitive, the one year cumulative net asset interest-sensitive gap position and percent of earning assets would be $41.2 million and .46%, respectively, for 1995 as compared to a net asset interest-sensitive gap position and percent of earning assets of $390.5 million and 5.17%, respectively, for 1994.

TABLE 5:  SECURITY PORTFOLIO ANALYSIS
============================================================================================================================
                                                                           Estimated Maturity at December 31, 1995
                                  ------------------------------------------------------------------------------------------
                                                                                                               Total
                                    Within 1 Year        1-5 Years       5-10 Years     After 10 Years     Amortized Cost
                                  ------------------------------------------------------------------------------------------
(in millions)                     Amount     Yield     Amount   Yield  Amount   Yield   Amount  Yield     Amount     Yield
----------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY: (1)
  U.S. Gov. agencies and
    corporations:
       Mortgage-backed               $150.1  6.51%   $  537.2   6.85%   $ 18.2   6.43%  $  1.0    6.28%  $  706.5     6.76%
       Other                              -     -       101.1   4.74         -      -        -       -      101.1     4.74
  Obligations of state and
     political subdivisions (2)         1.0  6.53         7.9   5.94       6.4   5.61     14.4    4.94       29.7     5.40
  Other debt securities:
    Mortgage-backed                    51.5  7.37        41.1   6.77         -      -        -       -       92.6     7.10
    Other                                 -     -         1.2   7.93         -      -        -       -        1.2     7.92
-----------------------------------------------------------------------------------------------------------------------------
  Total debt securities held to
  maturity                           $202.6  6.73%   $  688.5   6.52%   $ 24.6   6.22%  $ 15.4    5.02%  $  931.1(3)  6.54%
=============================================================================================================================
SECURITIES AVAILABLE FOR SALE:(1)
  U.S. Treasury                      $ 99.9  4.53%   $   77.8   5.01%   $    -      -%  $    -       -%  $  177.7     4.74%
  U.S. Gov. agencies and
  corporations:
        Mortgage-backed                34.9  6.82       422.9   6.97     137.4   6.83    194.3    7.05      789.5     6.96
        Other                           5.5  5.70        15.3   5.60      11.0   6.49        -       -       31.8     5.92
  Obligations of state and
     political subdivisions(2)          3.1  5.15           -      -         -      -        -       -        3.1     5.15
  Other debt securities:
     Mortgage-backed                      -     -       150.4   6.72         -      -        -       -      150.4     6.72
---------------------------------------------------------------------------------------------------------------------------
  Total debt securities available
  for sale                           $143.4  5.15%   $  666.4   6.66%   $148.4   6.81%  $194.3    7.05%  $1,152.5     6.55%
======================================================================================================              ======
  Total equity securities                                                                                    43.9
                                                                                                         --------
  Total securities available
    for sale                                                                                             $1,196.4
                                                                                                         ========
TOTAL SECURITIES:
  Total debt securities              $346.0  6.07%   $1,354.9   6.59%   $173.0   6.73%  $209.7    6.90%  $2,083.6     6.55%
======================================================================================================              ======
  Total equity securities                                                                                    43.9
                                                                                                         --------
  Total securities                                                                                       $2,127.5
============================================================================================================================


TABLE 5:  SECURITY PORTFOLIO ANALYSIS
=================================================================================

                                     --------------------------------------------
                                       Market          Average         Average
                                       Value           Maturity        Repricing
                                     --------------------------------------------
(in millions)                          Amount           Years           Years
---------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY: (1)
  U.S. Gov. agencies and
    corporations:
       Mortgage-backed                 $  709.3          1.8             2.7
       Other                              100.9          2.1             1.4
  Obligations of state and
     political subdivisions (2)            29.6          9.0             9.0
  Other debt securities:
    Mortgage-backed                        92.9          1.1             1.1
    Other                                   1.2          3.0             3.0
---------------------------------------------------------------------------------
  Total debt securities held to
  maturity                             $  933.9          1.9             1.7
=================================================================================
SECURITIES AVAILABLE FOR SALE:(1)
  U.S. Treasury                        $  177.6           .6              .6
  U.S. Gov. agencies and
  corporations:
        Mortgage-backed                   796.5          7.4             3.6
        Other                              32.1          4.1             2.0
  Obligations of state and
     political subdivisions(2)              3.1           .1              .1
  Other debt securities:
     Mortgage-backed                      149.3          3.0             3.0
---------------------------------------------------------------------------------
  Total debt securities available
  for sale                             $1,158.6          5.7             2.1
=====================================                ============================
  Total equity securities                  43.9
                                       --------
  Total securities available
    for sale                           $1,202.5(3)
                                       ========
TOTAL SECURITIES:
  Total debt securities                $2,092.5          4.0              1.9
=====================================                ============================
  Total equity securities                  43.9
                                       --------
  Total securities                     $2,136.4
=================================================================================

(1)   Yields on all securities were computed based on carrying value.
(2) Yields presented on a taxable equivalent basis, based on the statutory Federal income tax rate, adjusted for applicable state income taxes net of the related Federal tax benefit.
(3) Securities held to maturity were reported on the consolidated balance sheet at amortized cost and securities available for sale were reported on the consolidated balance sheet at market value for a combined total of $2,133.6 million.


TABLE 6:  MATURITIES OF LOANS, EXCLUSIVE OF CONSUMER LOANS
=====================================================================

                                       Maturities at December 31, 1995
                                    ------------------------------------------
                                      Within       1-5     After
(in millions)                         1 Year     Years   5 Years     Total
------------------------------------------------------------------------------
Commercial loans                    $1,073.4  $1,386.6    $363.8  $2,823.8
Real estate--construction loans         87.2      74.5      25.0     186.7
Real estate--commercial mortgages
   and other                            77.0     185.9      92.0     354.9
------------------------------------------------------------------------------
     Total                          $1,237.6  $1,647.0    $480.8  $3,365.4
==============================================================================
For maturities over one year:
     Loans with fixed interest rates          $  955.0    $192.9  $1,147.9
     Loans with floating interest rates          692.0     287.9     979.9
------------------------------------------------------------------------------
     Total                                    $1,647.0    $480.8  $2,127.8
==============================================================================

TABLE 7:  ALLOWANCE FOR POSSIBLE LOAN LOSSES
===================================================================================================================================
                                                                                            Year Ended December 31
                                                                 ------------------------------------------------------------------
(in thousands)                                                     1995           1994          1993          1992          1991
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses, January 1                    $129,436       $136,512      $183,446      $182,957     $190,532
  Loans charged off:
     Commercial                                                     3,070          3,933        10,509        28,147       36,700
     Consumer--amortizing mortgages                                   313            401         1,365         3,283        2,515
     Consumer--other                                               14,787         10,644        13,375        17,000       15,407
     Real estate--construction                                        555              -           594         2,462       15,123
     Real estate--commercial mortgages and other                       23            939         1,332         3,364        6,069
-----------------------------------------------------------------------------------------------------------------------------------
       Total charge-offs                                           18,748         15,917        27,175        54,256       75,814
-----------------------------------------------------------------------------------------------------------------------------------
  Recoveries of loans previously charged off:
     Commercial                                                     5,390          7,776        10,432         7,860        9,742
     Consumer--amortizing mortgages                                   767            694         1,470           451          131
     Consumer--other                                                8,032          8,611         7,611         6,789        3,937
     Real estate--construction                                        380            143           128           198          432
     Real estate--commercial mortgages and other                      502            802           709           198          931
-----------------------------------------------------------------------------------------------------------------------------------
       Total recoveries                                            15,071         18,026        20,350        15,496       15,173
-----------------------------------------------------------------------------------------------------------------------------------
  Net charge-offs (recoveries)                                      3,677         (2,109)        6,825        38,760       60,641
-----------------------------------------------------------------------------------------------------------------------------------
Change in allowance due to subsidiaries purchased                   6,573            323         1,296             -            -
Provision charged (credited) to operating expenses                     83         (9,919)      (41,405)       39,249       53,066
Adjustment for change in fiscal year of pooled company                  -            411             -             -            -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                             $132,415       $129,436      $136,512      $183,446     $182,957
===================================================================================================================================
Allocation of allowance for possible loan losses, end of year:
   Commercial                                                    $ 41,604       $ 38,596      $ 35,366      $ 74,013     $ 87,686
   Consumer loans                                                  18,621         21,420        32,649        44,425       38,699
   Real estate                                                      6,478         11,579        16,095        22,636       29,105
   Unallocated/general                                             65,712         57,841        52,402        42,372       27,467
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                             $132,415       $129,436      $136,512      $183,446     $182,957
===================================================================================================================================
Net charge-offs (recoveries) as a percent of average loans, net       .07%          (.04)%         .16%          .96%        1.40%
Allowance to net loans (end of year)                                 2.06           2.50          2.92          4.52         4.38
===================================================================================================================================
Percent of total year-end loans:
   Commercial                                                        43.9%          44.2%         41.9%         42.9%        42.7%
   Consumer--amortizing mortgages                                    27.8           26.7          27.7          23.1         19.4
   Consumer--other                                                   19.9           20.4          21.0          22.4         23.5
   Real estate--construction                                          2.9            2.6           2.4           2.8          4.5
   Real estate--commercial mortgages and other                        5.5            6.1           7.0           8.8          9.9
------------------------------------------------------------------------------------------------------------------------------------
                                                                    100.0%         100.0%        100.0%        100.0%       100.0%
====================================================================================================================================

TABLE 8:  NONPERFORMING ASSET ACTIVITY
====================================================================================================================================
                                                                                          Year Ended December 31
                                                                --------------------------------------------------------------------
(in thousands)                                                     1995           1994           1993           1992       1991
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                $21,765        $42,450        $91,686       $145,923    $213,145
  Transfers in and new foreclosed properties                       21,294         14,676         40,658         79,204     131,814
  Change in nonperforming assets due to subsidiaries purchased      3,091            208            199              -           -
  Payments received                                               (11,549)       (15,592)       (58,107)       (59,136)    (80,686)
  Sales of foreclosed properties                                   (3,605)        (9,379)       (15,767)       (29,030)    (41,364)
  Charge-offs and write-downs                                      (1,133)        (2,300)        (9,834)       (37,773)    (59,815)
  Return to earning status                                           (510)        (7,150)        (6,644)        (7,916)    (18,442)
  Other                                                                 -           (969)           259            414       1,271
  Adjustment for change in fiscal year for pooled company               -           (179)            -              -           -
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                              $29,353        $21,765        $42,450       $ 91,686    $145,923
====================================================================================================================================
                                                                                                December 31
                                                                --------------------------------------------------------------------
                                                                   1995           1994           1993           1992        1991
                                                                --------------------------------------------------------------------
Non-accrual loans                                                 $18,670        $11,674        $22,944        $61,085    $ 89,263
Restructured loans                                                      -              -              -            455       2,205
------------------------------------------------------------------------------------------------------------------------------------
  Total nonperforming loans                                        18,670         11,674         22,944         61,540      91,468
Foreclosed properties                                              10,683         10,091         19,506         30,146      54,455
------------------------------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                      $29,353        $21,765        $42,450        $91,686    $145,923
====================================================================================================================================
Nonperforming assets to total loans plus foreclosed properties*       .46%           .42%           .91%          2.24%       3.45%
====================================================================================================================================
90 days or more past due on accrual                               $ 6,123        $ 4,530        $ 4,764        $ 7,434    $ 12,287
====================================================================================================================================

* Excludes loans 90 days or more past due on accrual.

TABLE 9:  CERTIFICATES OF DEPOSIT $100,000 AND OVER
====================================================================================================================================
                                                                                                       Maturities at December 31
                                                                                                   ---------------------------------
(in thousands)                                                                                            1995           1994
------------------------------------------------------------------------------------------------------------------------------------
3 months or less                                                                                        $383,531       $152,677
Over 3 through 6 months                                                                                  177,934         83,634
Over 6 through 12 months                                                                                 121,149         88,054
Over 12 months                                                                                            67,877         68,936
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                   $750,491       $393,301
====================================================================================================================================

TABLE 10:  RISK-BASED CAPITAL AND RELATED RATIOS
====================================================================================================================================
                                         "Well Capitalized"                                            First American National
                                               Minimum                Corporation                               Bank
                                                             ----------------------------       ----------------------------------
December 31 (in thousands)                Regulatory Ratio      1995              1994             1995                1994
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL COMPONENTS
  Tier I capital:
    Realized shareholders' common equity                    $  792,002        $  681,254       $  720,904          $  617,190
    Less disallowed intangibles                                (62,842)          (20,619)         (36,701)            (19,699)
------------------------------------------------------------------------------------------------------------------------------------
      Total Tier I capital                                     729,160           660,635          684,203             597,491
------------------------------------------------------------------------------------------------------------------------------------
  Tier II capital:
    Allowable allowance for possible
      loan losses                                               91,882            75,466           87,821              74,371
    Unsecured holding company debt                              99,280            49,735                -                   -
------------------------------------------------------------------------------------------------------------------------------------
      Total Tier II capital                                    191,162           125,201           87,821              74,371
------------------------------------------------------------------------------------------------------------------------------------
      Total capital                                         $  920,322        $  785,836       $  772,024          $  671,862
====================================================================================================================================
  Risk-adjusted assets                                      $7,310,022        $6,025,824       $6,984,533          $5,895,882
  Quarterly average assets                                   9,018,365         7,951,318        8,672,790           7,734,622
====================================================================================================================================
CAPITAL RATIOS *
   Tier I risk-based capital ratio            6.00%               9.97%            10.96%            9.80%              10.13%
   Total risk-based capital ratio            10.00               12.59             13.04            11.05               11.40
   Tier I leverage ratio                      5.00                8.09              8.31             7.89                7.72
====================================================================================================================================

* Risk-based capital ratios were computed using realized equity (total shareholders' equity exclusive of net unrealized gains (losses) on securities available for sale, net of tax).

TABLE 11:  QUARTERLY FINANCIAL DATA
=======================================================================================================================
                                                                         Three Months Ended
                                               ------------------------------------------------------------------------
(in thousands except per share amounts)         December 31       September 30          June 30         March 31
-----------------------------------------------------------------------------------------------------------------------
1995
Net interest income                                 $79,812            $77,410          $77,425          $77,663
Net interest income, taxable equivalent basis*       80,692             78,288           78,276           78,505
Provision for loan losses                                 -                 24               28               31
Non-interest income                                  31,919             26,606           25,562           24,400
Non-interest expense                                 68,190             60,174           61,729           62,355
Net income                                           24,336             27,713           25,768           25,263
-----------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
  Net income                                        $   .86            $   .99          $   .91          $   .88
  Cash dividends paid                                   .28                .28              .25              .25
  Common stock price
    High                                              50.25              44.25            36.00            34.38
    Low                                               42.13              35.88            33.25            26.88
    Last trade                                        47.38              43.13            35.88            33.50
-----------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS:
  Return on average assets (annualized)                1.06%              1.27%            1.24%            1.26%
  Return on average common equity (annualized)        13.12              15.79            14.88            14.86
  Net interest margin                                  3.82               3.87             4.07             4.26
=======================================================================================================================
1994
Net interest income                                 $76,279            $73,969          $74,161          $73,833
Net interest income, taxable equivalent basis*       77,147             74,806           75,040           74,696
Provision for loan losses                            (9,997)                21               13               44
Non-interest income                                  13,920             23,862           24,335           23,598
Non-interest expense                                 60,294             59,929           60,425           58,622
Net income                                           25,511             24,095           23,700           23,896
-----------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
  Net income                                        $   .89            $   .84          $   .83          $   .83
  Cash dividends paid                                   .25                .21              .21              .21
  Common stock price
    High                                              33.13              35.00            34.75            32.00
    Low                                               26.13              31.00            28.75            29.13
    Last trade                                        26.88              33.00            32.75            29.75
-----------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS:
  Return on average assets (annualized)                1.27%              1.23%            1.23%            1.27%
  Return on average common equity (annualized)        15.09              14.63            14.99            15.67
  Net interest margin                                  4.19               4.17             4.25             4.34
=======================================================================================================================

* Adjusted to a taxable equivalent basis based on the statutory Federal income tax rates, adjusted for applicable state income taxes net of the related Federal tax benefit.

TABLE 12:  CONSOLIDATED YEAR-END BALANCE SHEETS
======================================================================================================================
                                                                        December 31
                                           ---------------------------------------------------------------------------
(in thousands)                                   1995        1994        1993        1992        1991
----------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                     $  494,496  $  513,916  $  515,122  $  694,460  $  539,364
  Securities:
     U.S. Treasury and other U.S. Government
       agencies and corporations               1,813,782   2,116,371   2,144,726   2,044,919   1,644,234
     Obligations of states and political
       subdivisions                               32,787      21,730      21,573       9,552       8,234
     Other                                       287,008     195,230      37,409      46,040      94,151
----------------------------------------------------------------------------------------------------------------------
       Total securities                        2,133,577   2,333,331   2,203,708   2,100,511   1,746,619
----------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities
   purchased under agreements to resell          291,042      28,134     153,860     123,450     184,018
  Loans:
    Commercial
    Commercial and industrial                  2,157,164   1,734,783   1,446,781   1,286,503   1,349,697
    For purchasing or carrying securities         57,386      32,921      41,098      43,128      63,600
    Financial institutions                        68,106      77,113      98,462      92,353      92,023
    Other domestic loans                         539,559     444,112     373,716     326,622     293,818
    International                                  1,612         623           -         170         563
----------------------------------------------------------------------------------------------------------------------
       Total commercial loans                  2,823,827   2,289,552   1,960,057   1,748,776   1,799,701
----------------------------------------------------------------------------------------------------------------------
  Consumer
    Amortizing mortgages                       1,784,836   1,385,081   1,295,307     941,594     818,869
    Installment                                1,046,615     870,451     801,820     718,101     722,526
    Single payment                                14,272      17,185      21,747      30,711      95,818
    Open end                                     221,034     168,307     159,900     163,437     169,566
----------------------------------------------------------------------------------------------------------------------
       Total consumer loans                    3,066,757   2,441,024   2,278,774   1,853,843   1,806,779
----------------------------------------------------------------------------------------------------------------------
  Real estate
    Construction                                 186,655     134,513     112,353     116,459     188,428
    Commercial mortgages and other               354,918     316,242     330,983     361,419     417,754
----------------------------------------------------------------------------------------------------------------------
       Total real estate loans                   541,573     450,755     443,336     477,878     606,182
----------------------------------------------------------------------------------------------------------------------
       Total loans                             6,432,157   5,181,331   4,682,167   4,080,497   4,212,662
  Unearned discount and net deferred loan fees     6,181       9,365      12,596      20,943      39,500
----------------------------------------------------------------------------------------------------------------------
     Loans, net of unearned discount and net
       deferred loan fees                      6,425,976   5,171,966   4,669,571   4,059,554   4,173,162
  Allowance for possible loan losses             132,415     129,436     136,512     183,446     182,957
----------------------------------------------------------------------------------------------------------------------
       Total net loans                         6,293,561   5,042,530   4,533,059   3,876,108   3,990,205
----------------------------------------------------------------------------------------------------------------------
  Premises and equipment                         129,419     111,075     109,320     110,228     117,700
  Foreclosed properties                           10,683      10,091      19,506      30,146      54,455
  Other assets                                   328,851     239,650     173,206     321,895     251,312
----------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                           $9,681,629  $8,278,727  $7,707,781  $7,256,798  $6,883,673
======================================================================================================================
LIABILITIES
  Deposits:
    Demand (non-interest-bearing)             $1,266,285  $1,252,136  $1,240,543  $1,133,321  $1,041,801
    Time                                       5,971,048   4,995,343   4,878,033   4,850,846   4,757,902
    Foreign                                      144,961      60,300      31,975      34,601      16,757
----------------------------------------------------------------------------------------------------------------------
       TOTAL DEPOSITS                          7,382,294   6,307,779   6,150,551   6,018,768   5,816,460
----------------------------------------------------------------------------------------------------------------------
  Federal funds purchased and securities sold
    under agreements to repurchase               788,569     855,618     664,826     588,950     496,691
  Other short-term borrowings                    149,718      74,222      91,937      19,629      24,087
  Long-term debt                                 421,791     271,473      77,053      18,477      17,833
  Other liabilities                              143,725     101,962      99,852     107,075     126,955
----------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                       8,886,097   7,611,054   7,084,219   6,752,899   6,482,026
----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Common stock                                   147,699     143,625     139,574     134,998     116,976
  Capital surplus                                162,254     130,933     128,195     124,331      79,907
  Retained earnings                              483,973     409,638     336,648     246,816     205,602
  Deferred compensation on restricted stock       (1,263)     (2,161)     (1,851)     (1,073)       (653)
  Employee Stock Ownership Plan                     (661)       (781)     (1,053)     (1,173)          -
  Net unrealized gains (losses) on securities
    available for sale, net of tax                 3,530     (13,581)     22,049           -        (185)
----------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                795,532     667,673     623,562     503,899     401,647
----------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                               $9,681,629  $8,278,727  $7,707,781  $7,256,798  $6,883,673
======================================================================================================================

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in Item 14(a)(1) and (2) are included in this Report beginning on page 68 and are incorporated in this Item 8 by reference. The table "Quarterly Financial Data" on page 55 hereof, "Consolidated Year-End Balance Sheets" on page 56 hereof, and "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" on pages 49-50 hereof are incorporated in this Item 8 by reference.

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


Officer                  Age  Business Experience - Past 5 years
-------                  ---  ----------------------------------
James C. Armistead, Jr.  48   Since June 1992, Mr. Armistead has served as
                              Executive Vice President-Middle Market/Corporate
                              Banking of  FANB.  From August 1991 until June
                              1992,  he served as a Senior Vice President of
                              FANB.  From 1984 until April 1991 he served as
                              Senior Executive Vice President and head of the
                              banking division of Metropolitan Federal Savings
                              Loan Association, which, in 1991, changed its
                              name to Metropolitan Federal Bank, F.S.B.
                              ("Metropolitan").  In April 1991, Metropolitan
                              was declared insolvent by the OTS and placed in
                              receivership with the Resolution Trust Company
                              named as receiver.  The assets of Metropolitan
                              were transferred to Metropolitan Federal Savings
                              and Loan Association, F.A., a new thrift created
                              by the OTS.  From April 1991 until August 1991,
                              Mr. Armistead was an officer of Metropolitan
                              Federal Savings and Loan Association, F.A.

Dennis C. Bottorff       51   Mr. Bottorff serves as Chairman, President and
                              Chief Executive Officer of the Corporation and as
                              Chairman and Chief Executive Officer of  FANB.
                              From November 1991 until January 1994, Mr.
                              Bottorff also served as President of


                              FANB. From September 1990 until November 1991, he was President and Chief Operating Officer of
                              C&S/Sovran Corporation.

John W. Boyle, Jr.       55   Mr. Boyle is President, Corporate Bank of FANB and
                              has served in such capacity since January 1992.
                              From 1990 to January 1992, he was group executive
                              vice president of C&S/Sovran Corporation, U.S.
                              Banking Group.

R. Booth Chapman         55   Since September 1991, Mr. Chapman has served as
                              Executive Vice President -  Independent Loan
                              Review of FANB.  From December 1990 to September
                              1991, he was Senior Vice President, Corporate
                              Special Assets, for C&S/Sovran Corporation.

Brian L. Cooper          37   Mr. Cooper is Executive Vice President - Marketing
                              of FANB and has served in such capacity since
                              September 1995. From August 1985 until March 1992,
                              he was First Vice President of Security Pacific
                              Bank.  From March 1992 through August 1995,  he
                              served as Senior Vice President -- Marketing &
                              Electronic Banking of Banc One Corporation
                              (Western Region).

Emery F. Hill            52   Mr. Hill is Executive Vice President - Operations
                              and Technology of FANB and has served in  this
                              position since March 1992. He served as Group
                              Executive Officer of Information Management with
                              C&S/Sovran Corporation from 1990 to September
                              1991 and with NationsBank from September 1991
                              until March 1992.

Carroll E. Kimball       33   Ms. Kimball is Executive Vice President - Director
                              of Investor Relations of the Corporation and
                              Executive Vice President - Strategic Planning,
                              Asset Liability Management, and Investor Relations
                              of FANB and has served in such capacity since
                              March 1995.  From January 1991 until January
                              1992, she served in the Finance Department of
                              C&S/Sovran Corporation.  Since  January 1992, she
                              has served in Strategic Planning and Investor
                              Relations areas of FANB.

Rufus B. King            50   Mr. King is Executive Vice President and Chief
                              Credit Officer of FANB and has served in such
                              position since July 1989.

John W. Logan            53   Mr. Logan is Executive Vice President -
                              Investments of the Corporation and FANB and has
                              served in such position since 1991.

Robert A. McCabe, Jr.    45   Mr. McCabe is President - FAE and Vice Chairman of
                              the Board of Directors of the Corporation and
                              FANB. From January 1992 until January 1994, he
                              served as President, General Bank of FANB. From
                              March 1991 until January 1992 he served as
                              President, Corporate Bank of FANB.  From April
                              1987 until March 1991, Mr. McCabe served as
                              President and Chief Operating Officer of FANB -
                              Knoxville, Tennessee.

Dale W. Polley           46   Mr. Polley serves as Vice Chairman of the Board of
                              Directors of the Corporation and also serves as
                              President of FANB.  From November 1992 through
                              1994, he also served as Principal Financial
                              Officer of the Corporation and FANB. From
                              December 1991 until January 1994, he served as
                              Vice Chairman and Chief Administrative Officer of
                              the Corporation and FANB and, from November 1992
                              through 1994, also served as Principal Financial
                              Officer of the Corporation and FANB.  From 1990
                              until December 1991, he was Group Vice President
                              and Treasurer of C&S/Sovran Corporation.

Martin E. Simmons        56   Mr. Simmons is Executive Vice President -
                              Administration, Secretary, Principal Financial
                              Officer, and General Counsel of the Corporation
                              and FANB. From August 1992 until January 1994, he
                              served as Executive Vice President, Secretary and
                              General Counsel of the Corporation and FANB. From
                              1973 to August 1992, Mr. Simmons was a partner
                              with the Nashville law firm of Dearborn & Ewing
                              and served as Chairman of the firm's management
                              committee from 1988 through 1991 and during
                              previous periods.

John W. Smithwick        52   Mr. Smithwick is Executive Vice President - Human
                              Resources of FANB and has served in such capacity
                              since 1986.

Terry S. Spencer         39   Mr. Spencer serves as Executive Vice President and
                              Treasurer of the Corporation and as Executive Vice
                              President of FANB. From September 1993 until March
                              1995, he served as Executive Vice
                              President-Development of FANB. From December 1991
                              until September 1993, he served as Senior Vice
                              President-Director of Strategic Planning of FANB.
                              From


                              1989 until December 1991 he served as Senior Vice
                              President - Manager of Strategic Planning of
                              C&S/Sovran Corporation.

M. Terry Turner          41   Mr. Turner serves as President - General Bank of
                              FANB and has served in this position since
                              January 1994. He served as Executive Vice
                              President - Business and Professional Banking of
                              FANB from January 1991 until January 1994. From
                              June 1990 until January 1991, he was City
                              President of FANB in Nashville.

Marvin J. Vannatta, Jr.  52   Mr. Vannatta serves as Executive Vice President
                              and Principal Accounting Officer of the
                              Corporation and FANB and as Cashier of FANB.
                              From April 1994 until March 1995, he served as
                              Senior Vice President, Principal Accounting
                              Officer and Treasurer of the Corporation. From
                              January 1994 until March 1995, Mr. Vannatta
                              served as Senior Vice President and as the
                              Cashier of FANB. From 1981 until January 1994, he
                              served in various capacities, including Senior
                              Vice President, Controller and Cashier of FANB.

     The additional information required by Item 405 of Regulation S-K is contained in the Corporation's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement (the "1996 Proxy Statement") filed with the Securities and Exchange Commission within 120 days of the Corporation's year-end pursuant to Regulation 14A. Such information appears in the sections entitled "Election of Directors" and "Reports of Beneficial Ownership" in the 1996 Proxy Statement and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

     This information appears in the sections entitled "Executive
Compensation", "Human Resources Committee Interlocks and Insider
Participation", "Compensation of Directors" and "Retirement Plans" in the 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information appears in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information appears in the sections entitled "Certain Transactions" and "Human Resources Committee Interlocks and Insider Participation" in the 1996 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    1.   Financial Statements

                  The Report of KPMG Peat Marwick LLP, Independent Certified Public Accountants

                  Consolidated Income Statements of First American Corporation and Subsidiaries for the three years ended December 31, 1995, 1994, and 1993

                  Consolidated Balance Sheets of First American Corporation and Subsidiaries at December 31, 1995 and 1994

                  Consolidated Statements of Changes in Shareholders' Equity of First American Corporation and Subsidiaries for the three years ended December 31, 1995, 1994, and 1993

                  Consolidated Statements of Cash Flows of First American Corporation and Subsidiaries for the three years ended December 31, 1995, 1994, and 1993

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

         3.2 By-Laws of the Corporation currently in effect as amended January 18, 1996, included on pages 107-128 hereof.

         4.1 The Corporation agrees to provide the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders of long-term debt of the Corporation, and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed with the Securities and Exchange Commission.

         4.2            Rights Agreement, dated December 14, 1988, between
                        First American Corporation and First American Trust
                        Company, N.A. (previously filed as Exhibit 1 to a
                        Current Report on Form 8-K dated December 14, 1988, and incorporated herein by reference).

         4.3(a)         Indenture, dated as of April 22, 1993, between First
                        American Corporation and Chemical Bank, as Trustee
                        (previously filed as Exhibit 4.1 to Registration
                        Statement No. 33-59844 and incorporated herein by reference).

         4.3(b) Supplemental Indenture, dated as of April 22, 1993, between First American Corporation and Chemical Bank, as
                        Trustee (previously filed as Exhibit 4.2 to Registration
                        Statement No. 33-59844 and incorporated herein by reference).

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

        10.3(d)         First American Corporation 1992 Executive Early
                        Retirement Program (previously filed as Exhibit 10.4(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

        10.3(e)         First American Corporation Directors' Deferred
                        Compensation Plan (previously filed as Exhibit 19.1 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

        10.3(f)         First American Corporation Supplemental Executive
                        Retirement Program dated as of January 1, 1989
                        (previously filed as Exhibit 19.2 to the Corporation's
                        Annual Report on Form 10-K for the year ended December
                        31, 1992 and incorporated herein by reference).

        10.3(g)         Form of Deferred Compensation Agreement approved by the
                        Human Resources Committee of the Board of Directors of the Corporation on December 21, 1995 (previously filed as Exhibit 10.3(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference) and entered into by the Corporation and John Boyle and Dennis Bottorff, as amended and restated and included on page 129 hereof.

        10.3(h)         Restated and Amended First American Corporation First
                        Incentive Reward Savings Thrift Plan (previously filed as Exhibit 4 to Registration Statement No. 33-57385 filed January 20, 1995 and incorporated herein by reference).

        10.3(i) Form of Key Employee Change in Control Agreement by and between the Corporation and its Executive Officers and included on page 137 hereof.

        11              Calculation of earnings per share is included in
                        Note 1 to the consolidated financial statements contained herein on page 72 and incorporated herein by reference.

        13              First American Corporation's Annual Report to
                        Shareholders for the fiscal year ended December 31, 1995. Such report, except for the portions included herein, is furnished for the information of the Securities and Exchange Commission and is not "filed" as part of this Report.

        21              List of Subsidiaries included on page 145 hereof.

        23 Consent of KPMG Peat Marwick LLP, independent accountants included on page 146 hereof.

        27 Financial Data Schedule included on pages 147-148 hereof.

     Upon written or oral request, a copy of the above exhibits will be furnished at cost.

(b)  Five reports on Form 8-K were filed during the last quarter of 1995.

     1) October 3, 1995  -- Item 5 ("Other Event") Report that includes as
     Exhibit 99(a) thereto the Corporation's revised unaudited pro forma combined condensed financial data reflecting the acquisition of the Corporation of Heritage and Charter for the five years ended December 31, 1994 and the six months ended June 30, 1995 and 1994 and incorporates
     Exhibit 99(a) from the Corporation's August 15, 1995 Form 8-K.

     2) October 13, 1995  -- Item 5 ("Other Event") Report incorporating
     Exhibit 99(a) from the Corporation's October 3, 1995 Form 8-K.

     3) November 15, 1995 -- Item 2 ("Acquisition or Disposition of Assets") and Item 7 ("Financial Statements, Pro Form Financial Statements and Exhibits") Report that includes historical financial data for Heritage and incorporates Exhibit 99 from the Corporation's August 15, 1995 Form 8-K and incorporates Exhibit 99(a) from the Corporation's October 3, 1995 Form 8-K.

     4) December 6, 1995 -- Item 5 ("Other Events") Report that includes as
     Exhibit 99(a) thereto the following audited supplemental consolidated financial statements of the Corporation and subsidiaries giving retroactive effect to the merger of Heritage with and into the Corporation on November 1, 1995 in a transaction accounted for as a pooling of interests:

            (a) Supplemental Consolidated Balance Sheets as of December 31, 1994 and 1993;

            (b) Supplemental Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992;

            (c) Supplemental Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992;

            (d) Supplemental Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992;

            (e) Notes to the Supplemental Consolidated Financial Statements; and

            (f) Independent Auditors' Report.

      5)    December 8, 1995 -- Item 5 ("Other Events") Report that includes as
      Exhibit 99 thereto the following unaudited supplemental consolidated financial statements of the Corporation and subsidiaries giving retroactive effect to the merger of Heritage with and into the Corporation on November 1, 1995 in a transaction accounted for as a pooling of interests:

            (a) Supplemental Consolidated Balance Sheets as of September 30, 1995 and 1994 and December 31, 1994;

            (b) Supplemental Consolidated Statements of Income for the nine months ended September 30, 1995 and 1994;

            (c) Supplemental Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 1995 and 1994;

            (d) Supplemental Consolidates Statements of Cash Flows for the nine months ended September 30, 1995 and 1994; and

            (e) Notes to the Supplemental Consolidated Financial Statements.

                  FIRST AMERICAN CORPORATION AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                               SUPPLEMENTAL DATA

                                                                           Page
                                                                           ----
Independent Auditors' Report                                                 67

Financial Statements:

            Consolidated Income Statements of First American
            Corporation and Subsidiaries for the three years
            ended December 31, 1995, 1994, and 1993                          68

            Consolidated Balance Sheets of First American Corporation
            and Subsidiaries at December 31, 1995 and 1994                   69

            Consolidated Statements of Changes in Shareholders' Equity
            of First American Corporation and Subsidiaries for the
            three years ended December 31, 1995, 1994, and 1993              70

            Consolidated Statements of Cash Flows of First American
            Corporation and Subsidiaries for the three years ended
            December 1995, 1994, and 1993                                    71

            Notes to Consolidated Financial Statements                       72

Supplemental Data:

            Consolidated Average Balance Sheets and Taxable Equivalent
            Income/Expense and Yields/Rates for the five years ended
            December 31, 1995, 1994, 1993, 1992 and 1991                     49

            Consolidated Year-End Balance Sheets of  First American
            Corporation and Subsidiaries at December 31, 1995, 1994,
            1993, 1992 and 1991                                              56

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
First American Corporation:

     We have audited the accompanying consolidated balance sheets of First American Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First American Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in note 4 to the consolidated financial statements, the Corporation adopted in 1993 the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (Statement) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Also, as discussed in note 13 to the consolidated financial statements, the Corporation adopted in 1993 the provisions of Statements No. 109, Accounting for Income Taxes; No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions; and No. 112, Employers' Accounting for Postemployment Benefits.




                                           /s/ KPMG Peat Marwick LLP
                                           -------------------------------------
                                           KPMG Peat Marwick LLP

Nashville, Tennessee
January 19, 1996

----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED INCOME STATEMENTS
First American Corporation and Subsidiaries
                                                                                           Year Ended December 31
                                                                                --------------------------------------------
(dollars in thousands except per share amounts)                                  1995               1994             1993
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                    $469,449           $373,163         $322,151
  Interest and dividends on securities                                           143,299            129,510          145,486
  Interest on Federal funds sold and securities purchased under
    agreements to resell                                                           4,811              3,108            4,904
  Interest on time deposits with other banks and other interest                    2,140              1,255            1,791
----------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                        619,699            507,036          474,332
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits:
    NOW accounts                                                                  16,128             17,477           16,476
    Money market accounts                                                         82,648             57,695           47,249
    Regular savings                                                                9,624             12,126           12,897
    Certificates of deposit under $100,000                                        72,742             52,817           56,801
    Certificates of deposit $100,000 and over                                     35,329             16,943           14,864
    Other time and foreign                                                        22,196             16,147           17,460
----------------------------------------------------------------------------------------------------------------------------
    Total interest on deposits                                                   238,667            173,205          165,747
----------------------------------------------------------------------------------------------------------------------------
  Interest on short-term borrowings (note 8)                                      48,751             28,529           17,100
  Interest on long-term debt (note 9)                                             19,971              7,060            4,285
----------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                       307,389            208,794          187,132
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                              312,310            298,242          287,200
Provision for loan losses (note 5)                                                    83             (9,919)         (41,405)
----------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses                          312,227            308,161          328,605
----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                                             48,545             43,605           40,250
  Commissions and fees on fiduciary activities                                    16,571             16,252           15,364
  Investment services income                                                      10,358              9,490           10,181
  Merchant discount fees                                                           3,279              2,834            2,321
  Trading account revenue                                                            373               (327)             (21)
  Net realized gain (loss) on sales and writedowns of securities (note 4)            737             (9,997)          (2,028)
  Gain on sales of branches (note 2)                                               3,000               -               1,000
  Other income                                                                    25,624             23,858           21,312
----------------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                                    108,487             85,715           88,379
----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                                 143,909            135,616          123,061
  Net occupancy expense (note 6)                                                  21,874             21,556           22,930
  Equipment expense                                                               15,686             15,094           14,679
  FDIC insurance expense                                                           7,974             13,607           13,921
  Systems and processing expense (note 6)                                         11,389              9,856           14,959
  Contribution to First American Foundation (note 11)                               -                  -              10,000
  Communication expense                                                            9,863              8,557            7,418
  Marketing expense                                                                9,153              8,363            6,856
  Supplies expense                                                                 4,471              3,749            4,155
  Foreclosed properties expense (income), net                                     (6,070)            (5,732)          (2,211)
  Merger-related expenses (note 2)                                                 7,269               -                -
  Other expenses                                                                  26,930             28,604           32,459
----------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                                   252,448            239,270          248,227
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES                                               168,266            154,606          168,757
Income tax expense (note 12)                                                      65,186             57,404           61,348
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
  PRINCIPLES                                                                     103,080             97,202          107,409
Cumulative effect of changes in accounting principles, net
  of tax (note 13)                                                                  -                  -                 (84)
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $103,080           $ 97,202         $107,325
============================================================================================================================
PER COMMON SHARE:
  Income before cumulative effect of changes in accounting
    principles and net income                                                   $   3.64              $3.39         $   3.79
  Dividends declared                                                                1.06                .88              .55
============================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                        28,315             28,670           28,355
============================================================================================================================

See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
First American Corporation and Subsidiaries
-------------------------------------------------------------------------------------------------------------------------
                                                                                                   December 31
                                                                                       ----------------------------------

(dollars in thousands)                                                                    1995                    1994
-------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks (note 3)                                                     $  494,496              $  513,916
  Time deposits with other banks                                                           26,733                   3,855
  Securities (note 4):
    Held to maturity (market value $933,911 and $1,559,241, respectively)                 931,084               1,643,867
    Available for sale (amortized cost $1,196,414 and $710,960, respectively)           1,202,493                 689,464
-------------------------------------------------------------------------------------------------------------------------
      Total securities                                                                  2,133,577               2,333,331
-------------------------------------------------------------------------------------------------------------------------
  Federal funds sold and securities purchased under agreements to resell                  291,042                  28,134
  Trading account securities                                                               22,419                   8,617
  Loans (note 5):
    Commercial                                                                          2,823,827               2,289,552
    Consumer--amortizing mortgages                                                      1,784,836               1,385,081
    Consumer--other                                                                     1,281,921               1,055,943
    Real estate--construction                                                             186,655                 134,513
    Real estate--commercial mortgages and other                                           354,918                 316,242
-------------------------------------------------------------------------------------------------------------------------
      Total loans                                                                       6,432,157               5,181,331
    Unearned discount and net deferred loan fees                                            6,181                   9,365
-------------------------------------------------------------------------------------------------------------------------
      Loans, net of unearned discount and net deferred loan fees                        6,425,976               5,171,966
    Allowance for possible loan losses                                                    132,415                 129,436
-------------------------------------------------------------------------------------------------------------------------
      Total net loans                                                                   6,293,561               5,042,530
-------------------------------------------------------------------------------------------------------------------------
  Premises and equipment, net (note 6)                                                    129,419                 111,075
  Foreclosed properties                                                                    10,683                  10,091
  Other assets (notes 7 and 12)                                                           279,699                 227,178
-------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                     $9,681,629              $8,278,727
=========================================================================================================================

LIABILITIES
  Deposits:
    Demand (non-interest-bearing)                                                      $1,266,285              $1,252,136
    NOW accounts                                                                          811,862                 868,000
    Money market accounts                                                               2,031,796               1,611,794
    Regular savings                                                                       376,725                 472,188
    Certificates of deposit under $100,000                                              1,679,792               1,342,621
    Certificates of deposit $100,000 and over                                             750,491                 393,301
    Other time                                                                            320,382                 307,439
    Foreign                                                                               144,961                  60,300
-------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                    7,382,294               6,307,779
-------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings (note 8)                                                          938,287                 929,840
  Long-term debt (note 9)                                                                 421,791                 271,473
  Other liabilities (note 10)                                                             143,725                 101,962
-------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                 8,886,097               7,611,054
-------------------------------------------------------------------------------------------------------------------------
  Commitments and contingent liabilities (notes 6, 10, 15, and 16)

  SHAREHOLDERS' EQUITY (NOTES 4, 9, 10, 14, AND 16)
    Preferred stock, without par value; authorized 2,500,000 shares                          -                       -
    Common stock, $5 par value; authorized 50,000,000 shares; issued:
      29,539,819 shares at December 31, 1995; 28,725,069 shares at
      December 31, 1994                                                                   147,699                 143,625
    Capital surplus                                                                       162,254                 130,933
    Retained earnings                                                                     483,973                 409,638
    Deferred compensation on restricted stock                                              (1,263)                 (2,161)
    Employee stock ownership plan obligation                                                 (661)                   (781)
-------------------------------------------------------------------------------------------------------------------------
      Realized shareholders' equity                                                       792,002                 681,254
    Net unrealized gains (losses) on securities available for sale, net of tax              3,530                 (13,581)
-------------------------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                          795,532                 667,673
-------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $9,681,629              $8,278,727
=========================================================================================================================

See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
First American Corporation and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Net
                                                                                                                Unrealized
                                                                                       Deferred     Employee     Gains
                                                                                     Compensation    Stock     (Losses) on
                                                                                          on       Ownership   Securities
                                                        Common   Capital   Retained   Restricted      Plan      Available
(dollars in thousands except per share amounts)         Stock    Surplus   Earnings     Stock      Obligation   for Sale     Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                                $134,998  $124,331  $246,816    $(1,073)  $(1,173)   $     -     $503,899
Issuance of 225,863 common shares in connection
  with Employee Benefit Plan, net of discount
  on Dividend Reinvestment Plan (note 10)                    1,130     2,740         -          -         -          -        3,870
Issuance of 47,000 shares of restricted common stock
  (note 10)                                                    235       984         -     (1,219)        -          -            -
Amortization of deferred compensation on restricted
  stock (note 10)                                                -         -         -        581         -          -          581
Reduction in employee stock ownership plan
  obligation (note 10)                                           -         -         -          -       120          -          120
Three-for-two stock split of pooled company                  3,211         -    (3,211)         -         -          -            -
Net income                                                       -         -   107,325          -         -          -      107,325
Cash dividends declared ($.55 per common share)                  -         -   (14,282)         -         -          -      (14,282)
Net unrealized gains on securities available
  for sale, net of tax (note 4)                                  -         -         -          -         -      22,049      22,049
Other                                                            -       140         -       (140)        -          -            -
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                                 139,574   128,195   336,648     (1,851)   (1,053)     22,049     623,562
------------------------------------------------------------------------------------------------------------------------------------
Issuance of 112,582 common shares in connection
  with Employee Benefit Plan, net of discount
  on Dividend Reinvestment Plan (note 10)                      562     1,338         -          -         -          -        1,900
Issuance of 48,289 shares of restricted common stock
  (note 10)                                                    241     1,272         -     (1,425)        -          -           88
Amortization of deferred compensation on restricted
  stock (note 10)                                                -         -         -      1,014         -          -        1,014
Reduction in employee stock ownership plan
  obligation (note 10)                                           -         -         -          -       212          -          212
Four-for-three stock split of pooled company                 3,224        (2)   (3,222)         -         -          -            -
Net income                                                       -         -    97,202          -         -          -       97,202
Cash dividends declared ($.88 per common share)                  -         -   (22,968)         -         -          -      (22,968)
Cash dividends declared by pooled company                        -         -    (1,129)         -         -          -       (1,129)

Change in net unrealized gains (losses) on securities
  available for sale, net of tax (note 4)                        -         -         -          -         -     (35,630)    (35,630)
Adjustment for change in fiscal year of pooled
  company (note 2)                                              24        74     3,107        101        60          -        3,366
Tax benefit from stock option and award plans                    -        56         -          -         -          -           56
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                 143,625   130,933   409,638     (2,161)     (781)    (13,581)    667,673
------------------------------------------------------------------------------------------------------------------------------------
Issuance of 678,587 common shares in connection
  with Employee Benefit Plan, net of discount
  on Dividend Reinvestment Plan (note 10)                    3,393    10,302         -          -         -          -       13,695
Issuance of 16,095 shares of restricted common stock            81       498         -       (492)        -                      87
Repurchase of 1,645,158 shares of common stock (note 14)    (8,226)  (54,121)        -          -         -          -      (62,347)
Issuance of 1,765,235 common shares for purchase of
  Charter Federal                                            8,826    71,547         -          -         -          -       80,373
Amortization of deferred compensation on restricted
  stock                                                          -         -         -      1,390         -          -        1,390
Reduction in employee stock ownership plan
  obligation (note 10)                                           -         -         -          -       120          -          120
Net income                                                       -         -   103,080          -         -          -      103,080
Cash dividends declared ($1.06 per common share)                 -         -   (27,883)         -         -          -      (27,883)
Cash dividends declared by pooled company                        -         -      (908)         -         -          -         (908)

Change in net unrealized gains losses on securities
  available for sale, net of tax                                 -         -         -          -         -     17,111       17,111
Tax benefit from stock option and award plans                    -     3,095         -          -         -          -        3,095
Other                                                            -         -        46          -         -          -           46
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                $147,699  $162,254  $483,973    $(1,263)    $(661)   $ 3,530     $795,532
====================================================================================================================================

See accompanying notes to consolidated financial statements.

q

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
First American Corporation and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Year Ended December 31
(in thousands)                                                                          1995           1994          1993
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                        $   103,080    $     97,202  $   107,325
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                83          (9,919)     (41,405)
    Write-downs on foreclosed properties                                                    239              70        1,503
    Depreciation of premises and equipment                                               14,538          14,606       14,389
    Cumulative effect of changes in accounting principles, net of tax                         -               -           84
    Amortization of intangible assets                                                     4,152           3,937        3,848
    Other amortization (accretion), net                                                  (4,218)           (874)       3,829
    Deferred income tax expense                                                          18,005          10,366       11,348
    Net realized (gain) loss on sales and write-downs of securities                        (737)          9,997        2,028
    Net (gain) loss on sales and write-downs of premises and equipment                     (287)           (262)         525
    Gain on sales of branches                                                            (3,000)              -       (1,000)
    Change in assets and liabilities, net of effects from acquisitions and sales of branches:
        (Increase) decrease in accrued interest receivable                              (25,116)         (6,895)       6,414
        Increase (decrease) in accrued interest payable                                  20,591          10,637       (3,751)
        (Increase) decrease in trading account securities                               (13,802)          3,646       (4,382)
        (Increase) decrease in other assets                                              (4,160)        (39,964)      41,276
        Increase (decrease) in other liabilities                                          2,199          (6,579)     (28,401)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                           111,567          85,968      113,630
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net (increase) decrease in time deposits with other banks                             (18,925)        (1,660)      115,104
  Proceeds from sales of securities available for sale                                1,108,411      1,418,380       858,609
  Proceeds from maturities of securities available for sale                             187,449        164,085       348,476
  Purchases of securities available for sale                                           (839,869)    (1,106,865)   (1,593,558)
  Proceeds from maturities of securities held to maturity                               273,922        214,211       908,784
  Purchases of securities held to maturity                                             (203,729)      (842,053)     (555,370)
  Net (increase) decrease in Federal funds sold and securities purchased
    under agreements to resell                                                         (262,908)       119,726       (28,660)
  Acquisitions, net of cash acquired                                                      2,979         (1,784)      (25,572)
  Sales of branches, net of cash sold                                                   (24,451)             -       (51,318)
  Net increase in loans                                                                (850,998)      (481,656)     (452,392)
  Proceeds from sales of premises and equipment                                           1,413          6,411           656
  Purchases of premises and equipment                                                   (29,567)       (21,518)      (14,525)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                              (656,273)      (532,723)     (489,766)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase in deposits                                                              599,568        101,811         1,059
  Net increase (decrease) in short-term borrowings                                     (101,142)       173,077       148,184
  Proceeds from issuance of long-term debt                                               49,513              -        49,680
  Advances from Federal Home Loan Bank                                                   52,724        208,061         9,748
  Net repayment of other long-term debt                                                  (1,116)       (14,076)       (1,804)
  Other                                                                                       -             36          (582)
  Issuance of common shares under Employee Benefit and Dividend
    Reinvestment Plans                                                                   13,782          1,988         4,795
  Repurchase of common stock                                                            (62,347)             -             -
  Tax benefit related to stock options                                                    3,095             56             -
  Cash dividends paid                                                                   (28,791)       (24,097)      (14,282)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                           525,286        446,856       196,798
------------------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and due from banks                                        (19,420)           101      (179,338)
  Adjustment for change in fiscal year of pooled company                                     -          (1,307)            -
  Cash and due from banks, beginning of year                                            513,916        515,122       694,460
------------------------------------------------------------------------------------------------------------------------------------
 Cash and due from banks, end of year                                               $   494,496    $   513,916   $   515,122
====================================================================================================================================
Cash paid during the year for:
  Interest expense                                                                  $   286,798    $   198,002   $   182,291
  Income taxes                                                                           37,129         56,619        51,162
Non-cash investing activities:
  Foreclosures                                                                            4,133          2,008        16,226
  Reclassification of investment securities (note 4)                                    693,968        203,764       368,638
  Stock issued for acquisition (note 2)                                                  80,373              -             -
====================================================================================================================================

See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1:  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

DESCRIPTION OF OPERATIONS

     First American Corporation ("Corporation") is the Nashville-based parent company of First American National Bank ("FANB"), First American National Bank of Kentucky ("FANBKY"), First American Federal Savings Bank ("FAFSB"), and First American Enterprises, Inc. The Corporation's bank and thrift subsidiaries operate 164 offices and make commercial, consumer, and real estate loans and provide various banking and mortgage-related services to its customers, located within the Corporation's market, which consists primarily of Tennessee, Virginia, Kentucky and selected markets in other adjacent states.

CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements of First American Corporation have been prepared in conformity with generally accepted accounting principles including general practices of the banking industry. The following is a summary of the more significant accounting policies of the Corporation.

     The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior period financial statements have been restated to reflect the acquisition of Heritage Federal Bancshares, Inc., ("Heritage") on November 1, 1995, in a transaction accounted for as a pooling-of-interests.

SECURITIES

     Effective December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investments in equity securities that have a readily determinable fair value and investments in debt securities to be classified into three categories, as follows: held to maturity debt securities, trading securities, and securities available for sale.

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

DERIVATIVE FINANCIAL INSTRUMENTS

     The Corporation enters into interest rate swap, forward interest rate swap, and basis swap transactions (swaps), as well as futures contracts, in connection with its asset/liability management program in managing interest rate exposure arising out of non-trading assets and liabilities. The impact of a swap is accrued over the life of the agreement based on expected settlement payments and is recorded as an adjustment to interest income or expense in the period in which it accrues and in the category appropriate to the related asset or liability. The related amount receivable from or payable to the swap counterpart is included in other assets or liabilities in the consolidated balance sheets. Realized and unrealized gains and losses on futures contracts which are designated as effective hedges of interest rate exposure arising out of non-trading assets and liabilities are deferred and recognized as interest income or interest expense, in the category appropriate to the related asset or liability, over the covered periods or lives of the hedged assets or liabilities. Gains or losses on early terminations of derivative financial instruments that modify the underlying characteristics of specified assets or liabilities are deferred and amortized as an adjustment to the yield or rate of the related assets or liabilities over the remaining covered period.

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

LOANS

     Loans are stated at the principal amount outstanding. Unearned discount, deferred loan fees net of loan acquisition costs, and the allowance for possible loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan related costs are being deferred and the net amount amortized as an adjustment of the related loan's yield over the contractual life of the loan. Unearned discount represents the unamortized amount of finance charges, principally related to certain installment loans. Interest income on most loans is accrued based on the principal amount outstanding. Interest income on installment loans which have unearned discounts is recognized primarily by the sum-of-the-month's digits method.

     The Corporation adopted, on a prospective basis effective January 1, 1995, SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans. The adoption of the pronouncements had no material impact on the Corporation's consolidated financial statements.

     A loan is impaired when it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

     The Corporation's consumer loans are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and, thus, not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Corporation are evaluated for impairment under the provisions of SFAS Nos. 114 and 118. Most of the Corporation's impaired loans are measured on a loan-by-loan basis.

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

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The provision for loan losses represents a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance for possible loan losses is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments; and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

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

FORECLOSED PROPERTIES

     Foreclosed properties include property acquired in situations in which the Corporation has physical possession of a debtor's assets (collateral) regardless of whether formal foreclosure proceedings have taken place. Foreclosed properties are valued at the lower of cost or fair value minus estimated costs to sell. The fair value of the assets is the amount that the Corporation could reasonably expect to receive for them in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Cost includes loan principal, accrued interest, foreclosure expense, and expenditures for subsequent improvements. The excess of cost over fair value minus estimated costs to sell at the time of foreclosure is charged to the allowance for possible loan losses. Subsequent write-downs to fair value minus estimated costs to sell are included in foreclosed properties expense.

DEPRECIATION AND AMORTIZATION

     Premises and equipment is stated at cost less accumulated depreciation and amortization, which is computed principally on the straight-line method based on the estimated useful lives of the respective assets.

GOODWILL AND OTHER INTANGIBLES

     For acquisitions accounted for as purchases, the net assets have been adjusted to their fair values as of the respective acquisition dates. The value of core deposit rights and the excess of the purchase price of subsidiaries over net assets acquired (goodwill) are being amortized on a straight-line basis over periods ranging from ten to twenty years. Core deposit rights and the excess of the purchase price of subsidiaries over net assets acquired, net of amounts amortized, are included in other assets in the consolidated balance sheets.

     The carrying value of the excess of the purchase price of subsidiaries over net assets acquired will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of an entity acquired over the remaining amortization period, the Corporation's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

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

COMMON STOCK

     Under Tennessee law, when a corporation purchases its common stock in the open market, such repurchased shares are recognized as authorized but unissued. Accordingly, the Corporation reduces the par value and reflects the excess of the purchase price over par of any such repurchased shares as a reduction from capital surplus.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with current year presentation.

USES OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2:  ACQUISITIONS AND SALES

     Effective November 1, 1995, the Corporation acquired Heritage by exchanging approximately 2.9 million shares of First American Corporation common stock for all of the outstanding shares of Heritage. Heritage was merged with and into the Corporation with the Corporation as the surviving entity. Heritage was the holding company for Heritage Federal Bank for Savings, a federal savings bank which was merged into FANB, and had approximately $526 million in assets and 13 offices primarily in the east Tennessee areas of Tri-Cities, Anderson County, and Roane County. The transaction was accounted for as a pooling-of-interests and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Heritage for all periods presented. Prior to the combination, Heritage's fiscal year ended June 30. In recording the pooling-of-interests combination, Heritage's financial statements for the 12 months ended December 31, 1994, were combined with the Corporation's financial statements for the same period and Heritage's financial statements for the years ended June 30, 1993 and 1992 were combined with the Corporation's financial statements for the years ended December 31, 1993 and 1992, respectively. An adjustment has been made to shareholders' equity as of December 31, 1994, to include Heritage's results of operations for the six months ended December 31, 1993. After-tax merger expenses related to the acquisition totalled approximately $7.5 million, comprised primarily of payments for severance, systems conversions, and investment banking and other professional fees and recapture of tax bad debt reserve, and were recognized in 1995.

     Separate net interest income and net income for the periods prior to the merger are presented in the following table:

                                  Unaudited Nine
                                   Months Ended       Year Ended December 31
                                  --------------      ----------------------
(in thousands)                         1995              1994           1993
------------------------------------------------------------------------------
Net interest income
  First American Corporation         $219,308          $279,626       $267,439
  Heritage                             13,182            18,616         19,761
------------------------------------------------------------------------------
    Total                            $232,490          $298,242       $287,200
==============================================================================
Net income
  First American Corporation         $ 74,994           $90,732       $101,813
  Heritage                              3,794             6,470          5,512
------------------------------------------------------------------------------
    Net income                       $ 78,788           $97,202       $107,325
==============================================================================

     On December 1, 1995, the Corporation exchanged approximately 1.8 million shares of First American Corporation common stock for all outstanding shares of Charter Federal Savings Bank ("Charter"), a federal savings bank headquartered in Bristol, Virginia with 27 branches (eight in Knoxville, Tennessee; five in Bristol, Tennessee and Bristol, Virginia; and 14 in other locations in southwestern Virginia). This transaction was accounted for as a purchase, and accordingly, the results of operations of Charter are included in the Corporation's consolidated income statement beginning December 1, 1995. The name of Charter was changed to First American Federal Savings Bank and the Virginia branches of the Corporation are operated under this legal entity.

     The excess of the purchase price over the fair value of the net identifiable assets acquired of $40 million has been recorded as goodwill and is being amortized on a straight-line basis over fifteen years.

     The purchase agreement also provides that Charter's shareholders may receive additional consideration consisting of shares of First American Corporation's stock with a value equal to 50% of any goodwill litigation recovery, net of certain related expenses, received within five years of the merger. See note 16.

     The following unaudited proforma financial information presents the combined results of operations of the Corporation and Charter as if the acquisition had occurred as of the beginning of 1994, after giving effect to certain adjustments, including amortization of goodwill. The proforma financial information does not necessarily reflect the results of operations that would have occurred had the Corporation and Charter constituted a single entity during such periods.



                                            Year Ended December 31
                                            ----------------------
(in thousands, except per share amounts)       1995         1994
------------------------------------------------------------------

Net interest income                          $333,203     $321,261
Net income                                    102,669       99,875
Earnings per share                               3.43         3.28
==================================================================

     On April 1, 1994, the Corporation consummated its purchase of all of the outstanding shares of Fidelity Crossville Corporation ("FCC"), the parent company of First Fidelity Savings Bank, F.S.B. ("First Fidelity") located in Crossville, Tennessee, for $6.5 million. First Fidelity was a Federal stock savings bank with offices in Crossville and Fairfield Glade, Tennessee with total assets of $48.7 million on March 31, 1994. In conjunction with the acquisition, First Fidelity was merged into FANB and First Fidelity's two offices became branches of FANB. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. The purchase price in excess of the fair value of net assets acquired of $3.1 million is being amortized on a straight-line basis over 10 years. First Fidelity's results of operations have been included in the Corporation's consolidated income statement since the date of acquisition.

     In September 1995, the Corporation entered into an agreement to purchase 49% of the stock of The SSI Group, Inc. ("SSI"), a healthcare payments processing company, for approximately $8.6 million. The transaction is expected to be completed during the first quarter of 1996 and to be accounted for under the equity method of accounting.

     Under the terms of a definitive merger agreement dated July 1995, as amended, the Corporation will acquire all of the outstanding shares of First City Bancorp, Inc. ("First City") in exchange for approximately 1.1 million shares of First American Corporation's common stock. Of the total First American Corporation common stock to be exchanged in the transaction, up to 100% may be repurchased in the open market. First City is a bank holding company, headquartered in Murfreesboro, Tennessee, which operates First City Bank and Citizens Bank, both Tennessee state chartered banks, and Tennessee Credit Corporation, a consumer finance company. As of December 31, 1995, First City had $361 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area. The merger is expected to be completed during the first quarter of 1996, subject to approval by First City's shareholders. The transaction will be accounted for as a purchase.

     During the year ended December 31, 1995, the Corporation consummated the sale of two branches with deposits of approximately $39.6 million. The transaction resulted in a $3.0 million gain.

     Included within results of operations during the year ended December 31, 1993, was the sale by Heritage of certain branches. The buyer assumed approximately $54.8 million of deposits. Heritage reported a gain on sale of $1.0 million.

NOTE 3:  CASH AND DUE FROM BANKS

     The Corporation's bank subsidiaries are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. Approximately $95.3 million and $166.7 million of the cash and due from banks balance at December 31, 1995 and 1994, respectively, represented reserves maintained in order to meet Federal Reserve requirements.

NOTE 4:  SECURITIES

SECURITIES HELD TO MATURITY

     The amortized cost, gross unrealized gains, gross unrealized losses, and approximate market values of securities held to maturity at December 31, 1995 and 1994, are presented in the following table:



                                                                        Unrealized
                                                       Amortized   -------------------   Market
(in thousands)                                            Cost       Gains     Losses     Value
----------------------------------------------------------------------------------------------------
DECEMBER 31, 1995
  U.S. Treasury and other U.S. Government
    agencies and corporations                          $  807,591   $ 4,687   $ 2,095     $  810,183
  Obligations of states and political subdivisions         29,683       156       257         29,582
  Other debt securities (primarily mortgage-backed
    securities)                                            93,810       684       348         94,146
----------------------------------------------------------------------------------------------------
       Total securities held to maturity               $  931,084   $ 5,527   $ 2,700     $  933,911
====================================================================================================
DECEMBER 31, 1994
  U.S. Treasury and other U.S. Government
    agencies and corporations                          $1,463,285    $  780   $73,477     $1,390,588
  Obligations of states and political subdivisions         21,730        31     1,459         20,302
  Other debt securities (primarily mortgage-backed
    securities)                                           158,852        15    10,516        148,351
----------------------------------------------------------------------------------------------------
       Total securities held to maturity               $1,643,867    $  826   $85,452     $1,559,241
====================================================================================================

     Included in U.S. Treasury and other U.S. Government agencies and corporations securities held to maturity were agency-issued mortgage-backed
securities amounting to    $706.5 million ($709.3 million market value) at
December 31, 1995 and $1,122.8 million ($1,064.6 million market value) at December 31, 1994. Mortgage-backed securities included in other debt securities amounted to $92.6 million ($92.9 million market value) at December 31, 1995 and $156.2 million ($145.6 million market value) at December 31, 1994.

SECURITIES AVAILABLE FOR SALE

     The amortized cost, gross unrealized gains, gross unrealized losses, and approximate market values of securities available for sale at December 31, 1995 and 1994, are presented in the following table:

                                                                       Unrealized
                                                       Amortized    ------------------     Market
(in thousands)                                            Cost        Gains     Losses     Value
-----------------------------------------------------------------------------------------------------
DECEMBER 31, 1995
  U.S. Treasury and other U.S. Government
    agencies and corporations                          $  999,004    $ 9,431   $ 2,244     $1,006,191
  Obligations of states and political subdivisions          3,105        -         -            3,105
  Other debt securities                                   150,445        742     1,850        149,337
-----------------------------------------------------------------------------------------------------
      Total debt securities                             1,152,554     10,173     4,094      1,158,633
  Equity securities (essentially Federal Reserve
    Bank and Federal Home Loan Bank stock)                 43,860        -         -           43,860
-----------------------------------------------------------------------------------------------------
      Total securities available for sale              $1,196,414    $10,173   $ 4,094     $1,202,493
=====================================================================================================
DECEMBER 31, 1994
  U.S. Treasury and other U.S. Government
    agencies and corporations                            $674,582    $    48   $21,544     $  653,086
  Other debt securities                                     2,165        -         -            2,165
-----------------------------------------------------------------------------------------------------
    Total debt securities                                 676,747         48    21,544        655,251
  Equity securities (essentially Federal Reserve
    Bank and Federal Home Loan Bank stock)                 34,213        -         -           34,213
-----------------------------------------------------------------------------------------------------
      Total securities available for sale                $710,960    $    48   $21,544     $  689,464
=====================================================================================================

     Included in U.S. Treasury and other U.S. Government agencies and corporations securities available for sale were agency-issued mortgage-backed securities amounting to $789.5 million ($796.5 million market value) at December 31, 1995 and $326.8 million ($306.3 million market value) at December 31, 1994. Mortgage-backed securities included in other debt securities amounted to $150.4 million ($149.3 million market value) at December 31, 1995.

     In November 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The FASB permitted a one-time opportunity to reassess the appropriateness of the designation of all securities held upon the initial application of the Special Report. The Corporation reviewed its current designation of all securities in conjunction with liquidity needs and management of interest rate risk and transferred $532.4 million of securities from held to maturity to available for sale. At the time of transfer, such securities had an unrealized gain of $1.2 million ($.7 million net of tax).

     In conjunction with the Heritage acquisition, the Corporation transferred $161.6 million of securities previously classified as held to maturity by Heritage to securities available for sale in order to maintain the Corporation's existing interest rate risk position. At the time of transfer, such securities had an unrealized loss of $.5 million ($.3 million net of tax).

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

     The sale of securities available for sale resulted in a net realized gain of $2.0 million in 1995, and net realized losses during 1994 and 1993 of $10.0 million, and $2.0 million, respectively. Gross realized gains and losses on such sales were as follows:


                                                                  Year Ended December 31
                                           ----------------------------------------------------------------------
                                                   1995                    1994                     1993
                                           ---------------------    --------------------    ---------------------
                                             Gross       Gross        Gross      Gross         Gross      Gross
                                           Realized     Realized    Realized    Realized     Realized    Realized
(in thousands)                              Gains        Losses      Gains       Losses       Gains       Losses
-----------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S.
  Government agencies and corporations      $5,887       $3,929      $8,799      $18,796      $1,680      $3,708
-----------------------------------------------------------------------------------------------------------------
    Total securities available for sale     $5,887       $3,929      $8,799      $18,796      $1,680      $3,708
=================================================================================================================

TOTAL SECURITIES

     The amortized cost and approximate market values of debt securities at December 31, 1995, by average estimated maturity are shown below. The expected maturity for governmental and corporate securities is the stated maturity, and the expected maturity for mortgage-backed securities and other asset-backed securities is based on current estimates of average maturities, which include prepayment assumptions.

                                           Securities Held to Maturity      Securities Available for Sale
                                           ---------------------------      -----------------------------
(in thousands)                              Amortized         Market          Amortized          Market
                                              Cost            Value             Cost             Value
--------------------------------------------------------------------------------------------------------
Due in one year or less                      $ 202,556       $ 202,340       $  143,448       $  144,042
Due after one year through five years          688,522         692,177          666,405          667,973
Due after five years through ten years          24,557          24,073          148,391          149,907
Due after ten years                             15,449          15,321          194,310          196,711
--------------------------------------------------------------------------------------------------------
    Total debt securities                      931,084         933,911        1,152,554        1,158,633
Equity securities                                 -                  -           43,860           43,860
--------------------------------------------------------------------------------------------------------
    Total securities                         $ 931,084       $ 933,911       $1,196,414       $1,202,493
========================================================================================================

     At December 31, 1995 and 1994, the Corporation held securities with amortized cost amounting to $705.7 million and $527.9 million, respectively, which were issued or guaranteed by the Federal National Mortgage Association and $763.7 million and $756.3 million, respectively, which were issued or guaranteed by the Federal Home Loan Mortgage Corporation.

     Securities carried in the consolidated balance sheets at approximately $1,570.8 million and $1,648.2 million at December 31, 1995 and 1994, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

NOTE 5:  LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The Corporation's bank and thrift subsidiaries make commercial, consumer, and real estate loans to its customers, located within the Corporation's market, which consists primarily of Tennessee, Virginia, Kentucky and selected markets in other adjacent states. Although the bank and thrift subsidiaries have a diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions in the Corporation's market.

     Loans are either secured or unsecured based on the type of loan and the financial condition of the borrower. The loans are generally expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrower; however, the Corporation is exposed to risk of loss on loans due to the borrower's difficulties, which may arise from any number of factors including problems within the respective industry or economic conditions, including those within the Corporation's market.

     Transactions in the allowance for possible loan losses were as follows:

                                                                 Year Ended December 31
                                                            -----------------------------------
(in thousands)                                                1995         1994          1993
-----------------------------------------------------------------------------------------------
Balance, January 1                                          $129,436     $136,512      $183,446
Provision (credited) charged to operating expenses                83       (9,919)      (41,405)
Allowance of subsidiaries purchased (note 2)                   6,573          323         1,296
-----------------------------------------------------------------------------------------------
  Subtotal                                                   136,092      126,916       143,337
-----------------------------------------------------------------------------------------------
Loans charged off                                             18,748       15,917        27,175
Recoveries of loans previously charged off                   (15,071)     (18,026)      (20,350)
-----------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                   3,677       (2,109)        6,825
-----------------------------------------------------------------------------------------------
Adjustment for change in fiscal year of pooled company          -             411          -
-----------------------------------------------------------------------------------------------
Balance, December 31                                        $132,415     $129,436      $136,512
===============================================================================================

     Net charge-offs (recoveries) by major loan categories were as follows:

                                                        Year Ended December 31
                                                  ------------------------------------
(in thousands)                                      1995          1994          1993
--------------------------------------------------------------------------------------
Commercial                                        $(2,320)      $(3,843)       $   77
Consumer--amortizing mortgages                       (454)         (293)         (105)
Consumer--other                                     6,755         2,033         5,764
Real estate--construction                             175          (143)          466
Real estate--commercial mortgages and other          (479)          137           623
--------------------------------------------------------------------------------------
  Total net charge-offs (recoveries)              $ 3,677       $(2,109)       $6,825
======================================================================================

     At December 31, 1995 and 1994, loans on a non-accrual status amounted to $18.7 million and $11.7 million, respectively. Interest income not recognized on non-accrual loans was approximately $.3 million in 1995, $.3 million in 1994, and $1.2 million in 1993. Interest income recognized on a cash basis on non-accrual loans was $3.0 million, $.8 million, and $1.2 million for the same respective periods.

     Directors and executive officers (and their associates, including companies in which they hold ten percent or more ownership) of the Corporation and its significant subsidiary, FANB, had loans outstanding with the Corporation and its subsidiaries of $35.8 million and $13.6 million at December 31, 1995 and 1994, respectively. During 1995, $1,472.5 million of new loans or advances on existing loans were made to such related persons, repayments from such persons totalled $1,448.7 million, and $1.6 million of existing loans were to persons no longer considered related. The Corporation believes that such loans were made on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other borrowers and did not involve more than the normal risk of collectibility or present other unfavorable features at the time such loans were made.

     Impaired loans and related loan loss reserve amounts at December 31, 1995 follow:


(in thousands)                              Recorded   Loan Loss
                                           Investment   Reserve
----------------------------------------------------------------
Impaired loans with loan loss reserves      $18,506     $4,157
Impaired loans with no loan loss reserves    16,092        -
----------------------------------------------------------------
  Total                                     $34,598     $4,157
================================================================

     The average recorded investment in impaired loans for the twelve months ended December 31, 1995 was $28 million and the related total amount of interest income recognized on the accrual and cash basis for the period that such loans were impaired was $982 thousand and $188 thousand, respectively.

     During May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights--An Amendment of FASB Statement No. 65." SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that rights to service mortgage loans for others be recognized as separate assets, however those servicing rights are acquired. An enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair value. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. SFAS No. 122 will be adopted by the Corporation on January 1, 1996, and applies prospectively to transactions in which an enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS No. 122. Adoption of No. 122 is not expected to have a material effect on the Corporation's consolidated financial statements.

NOTE 6:  PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

     Premises and equipment is summarized as follows:

                                                December 31
                                           --------------------
(in thousands)                               1995        1994
---------------------------------------------------------------
Land                                        $ 22,488   $ 21,007
Buildings                                    102,191     98,554
Furniture and equipment                      114,791    101,193
Leasehold improvements                        32,794     18,421
---------------------------------------------------------------
        Subtotal                             272,264    239,175
Accumulated depreciation and amortization   (142,845)  (128,100)
---------------------------------------------------------------
Total premises and equipment                $129,419   $111,075
===============================================================

     Depreciation and amortization expense of premises and equipment for 1995, 1994, and 1993 was $14.5 million, $14.6 million, and $14.4 million, respectively.

     Non-cancelable minimum operating lease commitments for real property amount to $9.4 million for 1996; $8.7 million for 1997; $8.3 million for 1998; $8.2 million for 1999; $7.2 million for 2000; and $32.1 million thereafter. In the normal course of business, management expects that leases will be renewed or replaced by other leases. Rent expense, net of rental income on bank premises, for 1995, 1994, and 1993 was $5.1 million, $4.1 million, and $3.2 million, respectively. Rental income on bank premises for 1995, 1994, and 1993 was $3.8 million, $4.2 million, and $4.3 million, respectively.

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

     During March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which will be adopted by the Corporation on January 1, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Adoption of SFAS No. 121 is not expected to have a material effect on the Corporation's consolidated financial statements.

NOTE 7:  INTANGIBLE ASSETS

     Total intangible assets representing core deposit rights, mortgage servicing rights and excess of purchase price of subsidiaries over net assets acquired amounted to $68.1 million and $26.6 million at December 31, 1995 and 1994, respectively, and are included in other assets on the consolidated balance sheets. Amortization expense of intangible assets was $4.2 million, $3.9 million, and $3.8 million, in 1995, 1994, and 1993, respectively. See note 2.

NOTE 8:  SHORT-TERM BORROWINGS

     Short-term borrowings are issued on normal banking terms and consisted of the following:

                                                                              Year Ended December 31
                                                                              ----------------------
(in thousands)                                                                   1995         1994
----------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase     $788,569     $855,618
Other short-term borrowings                                                     149,718       74,222
----------------------------------------------------------------------------------------------------
  Total short-term borrowings                                                  $938,287     $929,840
====================================================================================================

     At December 31, 1994, Federal funds purchased and securities sold under agreements to repurchase included Federal funds purchases of $25.0 million due within three months (none in 1995). Other short-term borrowings included U.S. Treasury tax and loan accounts of $68.6 million and $72.7 million in 1995 and 1994, respectively. In addition, December 31, 1995 included fixed rate borrowings from Federal Home Loan Bank ("FHLB") of $34.0 million (due within three months), $9.0 million (due within six months), $18.0 million (due within nine months), and $18.0 million (due within one year).

     The following table presents information regarding Federal funds purchased and securities sold under agreements to repurchase:

                                                                          Year Ended December 31
                                                              ----------------------------------------
(in thousands)                                                  1995            1994            1993
------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase:
   Amount outstanding at December 31                          $788,569        $855,618        $664,826
   Average rate at December 31                                    4.79  %         4.96  %         2.75  %
   Average amount outstanding during the year                 $791,975        $681,170        $587,059
   Average rate paid for the year                                 5.38  %         3.80  %         2.64  %
   Maximum amount outstanding at any month-end                $910,653        $855,618        $672,614
======================================================================================================

NOTE 9:  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                               Year Ended December 31
                                                                               ----------------------
(in thousands)                                                                    1995         1994
-----------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances                                                 $321,544     $219,655
6 7/8% non-callable subordinated notes (effective rate of 6.965%) due 2003, interest payable semiannually (less unamortized discount of $233 in
  1995 and $265 in 1994)                                                          49,767       49,735
6 5/8% non-callable subordinated notes (effective rate of 6.761%) due 2005,
  interest payable semiannually (less unamortized discount of $486 in 1995)       49,514            -
Other                                                                                966        1,302
Employee stock ownership plan obligation                                               -          781
-----------------------------------------------------------------------------------------------------
  Total long-term debt                                                          $421,791     $271,473
=====================================================================================================

     At December 31, 1995, the $321.5 million of advances from the FHLB consisted of $264.0 million of advances with interest rates tied to one month LIBOR and $57.5 million of advances with fixed interest rates. Included in these amounts are advances of $35.2 million maturing in 1997, $267.9 million maturing in 1998 and $18.4 million maturing after 2002. The Corporation's FHLB advances are collateralized by a blanket pledge of 1-4 family mortgage loans.

     On January 31, 1994, the Corporation redeemed the remaining balance of approximately $13.6 million of its 7 5/8% debentures due in 2002, at a price of 101.22% of par.

     The Corporation owns a parking garage which was financed through an Industrial Revenue Bond due April 1, 1997. Indebtedness at December 31, 1995 and 1994, totalled $.8 million and $1.1 million, respectively. Sinking fund requirements of this debt amount to $.4 million for 1996 and the balance of $.4 million is due in 1997. The interest rate on these bonds is 5.9% for the remaining life of the bonds.

     See note 10 for discussion of the employee stock ownership plan ("ESOP") obligation.

     The Corporation entered into an unsecured revolving credit agreement in 1994. As amended in 1995, the agreement provides for loans up to $70.0 million. Under the terms of the agreement, which expires in March 1998, the Corporation pays a fee for the availability of these funds computed at the rate of 3/16 of 1% per annum on the commitment. Interest to be paid on the outstanding balances will be computed based on the prime interest rate of the lending banks, Eurodollar rates, or adjusted certificate of deposit rates, as selected by the Corporation. The Corporation had no revolving credit borrowings outstanding at December 31, 1995 or 1994.

     The terms of these agreements provide for, among other things, restrictions on payment of cash dividends and purchases, redemptions, and
retirement of capital shares.   Under the Corporation's most restrictive debt
covenant, approximately $141.7 million of retained earnings was available to pay dividends as of December 31, 1995.

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

     The following table sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31, 1995 and 1994:


(in thousands)                                                                1995     1994
---------------------------------------------------------------------------------------------
Plan assets at fair value, primarily U.S. bonds and listed stocks           $108,278  $86,868
---------------------------------------------------------------------------------------------
Actuarial present value of benefits for service rendered to date:
  Accumulated benefit obligation, including vested benefits of $87,212 and
    $74,630, respectively                                                     91,354   78,481
  Additional benefits based on projected future compensation                  15,692   12,099
---------------------------------------------------------------------------------------------
  Projected benefit obligation                                               107,046   90,580
---------------------------------------------------------------------------------------------
Plan assets in excess of accumulated benefit obligation                       16,924    8,387
---------------------------------------------------------------------------------------------
Plan assets greater (less) than projected benefit obligation                   1,232   (3,712)
Unrecognized net loss from past experience different from that assumed and
  effects of changes in assumptions                                            8,550   11,411
Unrecognized net transition asset                                             (1,504)  (2,069)
Unrecognized prior service cost                                                  778      582
---------------------------------------------------------------------------------------------
Prepaid pension cost                                                          $9,056   $6,212
=============================================================================================


     Net pension expense included the following components:

                                                       Year Ended December 31
                                                    ----------------------------
(in thousands)                                        1995      1994      1993
--------------------------------------------------------------------------------
Service cost for benefits earned during the period  $  2,784   $ 2,882   $ 2,600
Interest cost on projected benefit obligation          6,900     6,639     6,276
Actual return on plan assets                         (20,708)      997    (7,022)
Net amortization and deferral                         13,097    (9,047)      704
--------------------------------------------------------------------------------
Net periodic pension expense                        $  2,073   $ 1,471   $ 2,558
================================================================================

     As of January 1, 1994, the Corporation elected to change its method of measuring the market-related value of plan assets from utilizing a calculation based on 50% book value plus 50% fair market value to utilization of 100% fair market value. The change had the effect of decreasing 1994 net periodic pension expense by $1.6 million.

     The following table presents assumptions used in determining the actuarial present value of the projected benefit obligation for the pension plan:


                                                    Year Ended December 31
                                                   -----------------------
                                                        1995         1994
--------------------------------------------------------------------------
Weighted average discount rate                           7.25%         8.0%
Rate of increase in future compensation level             4.5          4.5
Expected long-term rate of return on plan assets          9.0          9.0
==========================================================================

SUPPLEMENTAL RETIREMENT PLAN

     The Corporation has a supplemental retirement plan which provides supplemental retirement benefits to certain executives of the Corporation. The expense was $.2 million in 1995, $.2 million in 1994, and $.1 million in 1993. Benefit payments from the plan are made from general assets of the Corporation. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation in 1995 were 7.25% and 4.5%, respectively, and in 1994 were 8.0% and 4.5%, respectively.

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

     The status of the plans at December 31, 1995 and 1994, was as follows:


                                                                             December 31
                                                                          ----------------
(in thousands)                                                             1995      1994
------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                                                $12,841  $11,903
  Fully eligible, active plan participants                                  1,067    1,555
  Other active plan participants                                            3,576    3,964
------------------------------------------------------------------------------------------
     Total accumulated postretirement benefit obligation                   17,484   17,422
Plan assets at market value                                                     -        -
------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation in excess of plan assets     17,484   17,422
Unrecognized net gain (loss) from past experience different from that
  assumed and effects of changes in assumptions                             1,540      912
------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                                       $19,024  $18,334
==========================================================================================

     The components of net periodic expense for postretirement benefits in 1995 and 1994 were as follows:


                                                                  Year Ended December 31
                                                                  ----------------------
(in thousands)                                                       1995         1994
----------------------------------------------------------------------------------------
Service cost - benefits earned during the year                       $  291       $  362
Interest cost on accumulated postretirement benefit obligation        1,230        1,292
----------------------------------------------------------------------------------------
      Net periodic postretirement benefit expense                    $1,521       $1,654
========================================================================================

     The Corporation continues to fund medical and death benefit costs principally on a pay-as-you-go basis.

     For measurement purposes, a 10.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1995, declining gradually to 5.5% per year by 2011 and remaining at that level thereafter. The discount rate used to determine the accumulated postretirement benefit obligation was 7.25% in 1995 and 8.0% in 1994, and the assumed long-term rate of compensation increase was 4.5% in 1995 and 1994.

     The health care cost trend rate assumption has a significant effect on the accumulated postretirement benefit obligation and net periodic benefit costs.
A 1% increase in the trend rate for health care costs would have increased the accumulated postretirement benefit obligation by $1.3 million as of December 31, 1995, and the net periodic expense (service cost and interest cost) would have increased by $.1 million for 1995.

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

OTHER EMPLOYEE BENEFITS

     The Corporation has executive incentive compensation plans covering certain officers and other key employees of the Corporation. The plans provide for incentives based on the attainment of annual and long-term performance goals. Executive incentive compensation plans also include stock option programs, which provide for the granting of statutory incentive stock options and non-statutory options to key employees. Additionally, the Corporation has a stock option plan for non-employee directors. As of December 31, 1995, the Corporation had 3.6 million shares of common stock reserved for issuance under these plans.

     From 1991 through 1995, the Corporation issued approximately 243 thousand shares of restricted common stock to certain executive officers. The restrictions lapse within 15 years of issuance; however, if certain performance criteria are met, restrictions will lapse earlier. The amount recorded for the restricted stock issued is based on the market value of the Corporation's common stock on the award dates and is shown as deferred compensation in the consolidated statements of changes in shareholders' equity. Such compensation expense is recognized over a 3- to 15-year period.

     Stock options granted under option programs have been at 85% to 133% of the market price on the day of grant. Each stock option is for one share of common stock. Some options are exercisable immediately, while some options are exercisable over a period of time and may be exercisable earlier if certain performance criteria are met. All options expire within a ten-year period from the date of grant. The market price of the Corporation's stock was $47.38 at December 31, 1995.

     The following table presents a summary of stock option and restricted stock activity:


                                                                Total          Exercisable        Exercise
                                         Available           Option Shares    Option Shares         Price
                                         for Grant            Outstanding      Outstanding        Per Share
---------------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING, DECEMBER 31, 1992     763,758             1,626,457        1,000,750       7.085 - 27.375
  Shares reserved                          200,000                     -                -             N/A
  Options granted                         (234,500)              234,500                -       25.50 - 33.125
  Restricted stock incentive awards        (83,400)                    -                -             N/A
  Options which became exercisable               -                     -          106,440       14.75 - 22.875
  Options exercised                              -              (202,544)        (202,544)      7.085 - 27.375
  Options cancelled or expired               4,250               (19,731)         (16,181)     21.125 - 27.375
---------------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING, DECEMBER 31, 1993     650,108             1,638,682          888,465       7.085 - 33.125
  Shares reserved                        1,515,393                     -                -             N/A
  Options granted                         (547,617)              547,617           91,167        10.75 - 40.00
  Restricted stock incentive awards        (49,317)                    -                -             N/A
  Options which became exercisable               -                     -          196,937        7.085 - 29.50
  Options exercised                              -              (116,339)        (116,339)      7.085 - 27.750
  Options cancelled or expired             129,642              (135,937)         (94,437)       8.785 - 40.00
  Adjustment for change in fiscal year of
    pooled company                         (72,381)               65,558          114,076        7.085 - 17.56
---------------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING, DECEMBER 31, 1994   1,625,828             1,999,581        1,079,869        7.085 - 40.00
Shares reserved                            948,030                     -                -             N/A
Options granted                           (315,872)              315,872           50,872        16.02 - 43.75
Restricted stock incentive awards          (29,594)                    -                -             N/A
Options which become exercisable                 -                     -          284,071        7.085 - 40.00
Options exercised                                -              (604,902)        (604,902)      7.085 - 30.375
Options cancelled or expired                44,630               (46,003)          (3,343)       10.75 - 43.75
Heritage Plan terminated                  (339,598)                    -                -              N/A
---------------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING, DECEMBER 31, 1995   1,933,424             1,664,548          806,567        7.085 - 43.75
===============================================================================================================

     The Corporation has a combination savings thrift and profit-sharing plan ("FIRST Plan") available to all employees (except hourly paid and special exempt-salaried employees). In connection with the plan, 2,285,000 shares of the Corporation's common stock have been reserved for issuance. At year-end 1995, 1,463,000 of these shares had been issued. During 1995, 1994, and 1993, 121,355 shares, 149,360 shares, and 94,193 shares, respectively, were purchased in the open market for the FIRST Plan. During 1995, 45,130 shares were issued by the Corporation in connection with the FIRST Plan (none in 1994 or 1993). The plan is funded by employee and employer contributions. The Corporation's annual contribution to the plan is based upon the amount of basic contributions of participants, participants' compensation, and the achievement of certain corporate performance standards and may be made in the form of cash or the Corporation's common stock with a market value equal to the cash contribution amount. Total plan expense in both 1995 and 1994 was $3.5 million and $3.0 million in 1993. During 1995, 1994 and 1993 the Corporation matched employees' qualifying contributions 100%.

     Heritage, which merged with the Corporation effective November 1, 1995, maintained an ESOP. The ESOP, which remains in existence, covers substantially all former Heritage employees who qualified as to age and length of service. Annual contributions to the ESOP are equal to the required principal and interest payments related to the ESOP loan. Dividends paid on shares held by the ESOP are used to reduce the outstanding debt. The consolidated financial statements for each of the years ended December 31, 1995, 1994, and 1993, include compensation expense of approximately $.1 million.

     During 1995, the ESOP refinanced its notes payable with borrowings from the Corporation. The new loan, which has essentially the same terms as the prior borrowings, is payable in quarterly principal payments of approximately $30 thousand plus interest at the lender's base rate through March 30, 2002. At December 31, 1995, the note payable bore interest at 8.5% and had a balance of $.7 million.

     During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new optional method of accounting for stock-based compensation based on calculations of fair value at grant date. Under this method, the fair value of a stock option is recognized as compensation expense over the service period (generally the vesting period). SFAS No. 123 requires that if a company continues to account for stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), it must provide proforma net income and earnings per share information "as if" the new fair value approach had been adopted. The recognition provisions of SFAS No. 123 may be adopted upon issuance. The disclosure provisions are effective for years beginning after December 15, 1995; however, the proforma disclosures shall include the effects of all awards granted in fiscal years beginning after December 15, 1994. It is expected that the Corporation will continue to account for stock-based compensation under Opinion 25.

NOTE 11:  FIRST AMERICAN FOUNDATION

     The Corporation's non-interest expenses for 1993 included a $10.0 million charitable contribution to First American Foundation, a not-for-profit private foundation formed in 1993 to facilitate the Corporation's charitable contributions.

NOTE 12:  INCOME TAXES

     The components of the income tax provision are presented below:


                                                   Year Ended December 31
                                                 ---------------------------
(in thousands)                                    1995      1994      1993
----------------------------------------------------------------------------
Income tax expense from operations:
  Current Federal income taxes                   $39,814   $39,834   $42,476
  Current state income taxes                       7,367     7,204     7,524
  Deferred Federal income tax expense             15,226     9,964    12,724
  Deferred state income tax expense (benefit)      2,779       402    (1,376)
----------------------------------------------------------------------------
Total income tax expense from operations          65,186    57,404    61,348
----------------------------------------------------------------------------
Income tax expense (benefit) reported in
  stockholders' equity related to:
    Securities available for sale                 10,907   (22,690)   14,039
    Employee stock option and award plans         (3,095)      (56)        -
----------------------------------------------------------------------------
Total income tax expense (benefit) reported in
  stockholders' equity                             7,812   (22,746)   14,039
----------------------------------------------------------------------------
    Total income taxes                           $72,998   $34,658   $75,387
============================================================================

     The following table presents a reconciliation of the provision for income taxes as shown in the consolidated income statements with that which would be computed by applying the statutory Federal income tax rate of 35% to income before income tax expense and the cumulative effect of changes in accounting principles.

                                                          Year Ended December 31
                                                       ----------------------------
(in thousands)                                           1995      1994      1993
-----------------------------------------------------------------------------------
Tax expense at statutory rates                          $58,893   $54,112   $59,065
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                                    (2,276)   (2,214)   (2,413)
  State income taxes, net of Federal income tax benefit   6,595     4,945     4,004
  Other, net                                              1,974       561       692
-----------------------------------------------------------------------------------
    Total income tax expense from operations            $65,186   $57,404   $61,348
===================================================================================

     As discussed in the summary of significant accounting policies, the Corporation prospectively adopted SFAS No. 109 as of January 1, 1993. The cumulative effect of the adoption of SFAS No. 109 was a $12.8 million benefit. See note 13.

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

     The net change in the valuation allowance for 1994 was a decrease of $1.3 million. In 1993, the net change in the valuation allowance was a decrease of $2.6 million; consisting of an increase related to the adoption of SFAS No. 106 (accounting for postretirement benefits) of $1.1 million, an increase related to the adoption of SFAS No. 112 (accounting for postemployment benefits) of $.1 million, and a decrease of $3.8 million related to continuing operations.

     The net deferred tax asset is included in other assets on the consolidated balance sheets. Management believes that it is more likely than not that the deferred tax asset will be realized. The tax effects of temporary differences that give rise to a significant portion of the deferred tax asset and deferred tax liability at December 31, 1995 and 1994, are as follows:

                                                         Year Ended December 31
                                                         ----------------------
(in thousands)                                             1995         1994
-------------------------------------------------------------------------------
Deferred tax assets
  Allowance for loan losses                               $45,747      $48,042
  Postretirement benefit obligation                         8,027        7,975
  Deferred directors' compensation                          2,227        2,142
  Deferred loan fees                                          399        1,567
  Unrealized loss on securities available for sale              -        8,651
  Other                                                    11,274        7,897
------------------------------------------------------------------------------
    Total deferred tax asset                               67,674       76,274
    Less valuation allowance                                    -            -
------------------------------------------------------------------------------
    Total deferred tax asset, net of valuation allowance   67,674       76,274
------------------------------------------------------------------------------
Deferred tax liabilities
  Property, plant, and equipment                            4,812        5,379
  Direct lease financing                                   29,346       13,931
  Unrealized gain on securities available for sale          2,256            -
  Purchase accounting                                       5,585        1,688
  Other                                                     6,507        3,686
------------------------------------------------------------------------------
    Total deferred tax liability                           48,506       24,684
------------------------------------------------------------------------------
    Net deferred tax asset                                $19,168      $51,590
==============================================================================

     Retained earnings at December 31, 1995 includes approximately $4.1 million of income that has not been subject to tax because of deductions for bad debts allowed for Federal income tax purposes. Deferred income taxes have not been provided on such bad debt deductions since it is not intended to use the accumulated bad debt deductions for purposes other than to absorb loan losses. The tax liability would have been $1.6 million at December 31, 1995 if this portion of retained earnings were used for purposes other than as described.

     During 1994, the Corporation and the Internal Revenue Service ("IRS") reached a settlement agreement related to the IRS's examination of the Corporation's 1989 and 1990 consolidated Federal income tax returns. Such settlement had no material impact on the Corporation's consolidated financial statements.

NOTE 13:  CHANGES IN ACCOUNTING PRINCIPLES

     The cumulative effect of changes in accounting principles reflected in the 1993 consolidated income statement relates to the Corporation's 1993 adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 112, "Employers' Accounting for Postemployment Benefits," discussed in note 10 (employee benefits), and SFAS No. 109, "Accounting for Income Taxes," discussed in note 12 (income taxes).


                                                               Year Ended
(in thousands)                                              December 31, 1993
-----------------------------------------------------------------------------
SFAS No. 106 regarding postretirement benefits, net of tax      $(11,550)
SFAS No. 109 regarding income taxes                               12,766
SFAS No. 112 regarding postemployment benefits, net of tax        (1,300)
-----------------------------------------------------------------------------
Total                                                               $(84)
=============================================================================

NOTE 14:  COMMON STOCK

     In December 1994, the Board of Directors authorized the repurchase of up to 800,000 shares of the Corporation's common stock. Stock repurchases would be made in the open market or in privately negotiated transactions from time to time subject to market conditions and regulatory guidelines. Repurchased shares would be used to fund the Corporation's various employee benefit plans and potential future acquisitions.

     In addition to the above authorization, in 1995, the Board authorized the Corporation to purchase the number of remaining shares necessary to consummate the Charter acquisition and to purchase up to 100% of the shares required to consummate the First City transaction.

     During 1995, the Corporation purchased 1.6 million shares in the open market at a total cost of $62.3 million. As of December 31, 1995, all repurchased shares had been used to fund various employee benefit plans and the acquisition of Charter.

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

COMMITMENTS

     Commitments to extend secured or unsecured credit are contractual agreements to lend money providing there is no violation of any condition. Commitments may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At year-end 1995 and 1994, respectively, the Corporation had $2.2 billion and $1.9 billion of unfunded commitments to extend credit. Of these amounts, unfunded commitments for borrowers with loans on non-accrual status were $1.1 million at December 31, 1995, and $.5 million at December 31, 1994.

     Standby letters of credit are commitments issued by the Corporation to guarantee the performance of a customer to a third party. As of December 31, 1995 and 1994, the Corporation had standby letters of credit issued amounting to approximately $221.3 million and $188.8 million, respectively. The Corporation also had commercial letters of credit of $32.0 million and $54.7 million at December 31, 1995 and 1994, respectively. Commercial letters of credit are conditional commitments issued by the Corporation to facilitate trade for corporate customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The Corporation contracts to buy and sell foreign exchange primarily to meet the financing needs of its customers and to hedge its own exposure against market risk. At December 31, 1995 and 1994, the Corporation had $31.9 million and $26.2 million, respectively, of foreign exchange forward contracts, which is the sum of customers' contracts with the Corporation and the Corporation's offsetting contracts to minimize its exposure.

DERIVATIVES

     The Corporation's principal objective in holding or issuing derivative financial instruments is the management of interest rate exposure arising out of nontrading assets and liabilities. The Corporation's earnings are subject to risk of interest rate fluctuations to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times or in differing amounts. Asset/liability management activities are aimed at maximizing net interest income within liquidity, capital and interest rate risk constraints established by management. The Corporation's objective is to manage the interest sensitivity position so that net income will not be impacted more than 5% for interest rates varying up to 150 basis points from the Corporation's most likely interest rate forecast over the next 12 months.

     To achieve its risk management objective, the Corporation uses a combination of derivative financial instruments, particularly interest rate swaps and futures contracts. The instruments utilized are noted in the following table along with their notional amounts and fair values at year-end 1995 and 1994:

                                                                                                  Weighted
                                                                                                  Average
                                                                     Weighted Average Rate        Maturity
                           Related Variable Rate      Notional      -----------------------       --------    Fair
(in thousands)                Asset/Liability          Amount       Paid           Received        Years      Value
---------------------------------------------------------------------------------------------------------------------
December 31, 1995
  Interest rate swaps      Money market deposits     $  900,000     5.90%  (1)        5.87% (2)      1.9   $ (7,295)
  Interest rate swaps      Long-term debt               200,000     7.11   (1)        5.85  (3)       .8     (2,935)
  Forward interest rate
              swaps        Money market deposits        300,000     7.21   (4)        5.81  (4)       .7     (2,854)
  Futures contracts  (5)   Money market deposits        140,000      N/A              N/A             .9       (967)
                                                     ----------                                            --------
                                                     $1,540,000                                            $(14,051)
===================================================================================================================
DECEMBER 31, 1994
  Interest rate swaps     Money market deposits      $  450,000     5.85%  (1)        5.71% (2)      1.7   $ 13,426
  Interest rate swaps     Long-term debt                200,000     7.11   (1)        6.06  (3)      1.8      2,477
  Interest rate swaps     Loans                         200,000     5.90   (3)        7.39  (1)      4.4     (4,273)
  Forward interest rate
              swaps       Money market deposits         650,000     7.81   (6)         N/A  (6)      1.9      5,946
  Basis swaps             Held to maturity securities   200,000     5.72   (7)        5.56  (2)       .3        286
                                                     ----------                                            --------
                                                     $1,700,000                                            $ 17,862
===================================================================================================================

(1)  Fixed rate.
(2) Variable rate which reprices quarterly based on 3-month LIBOR except for $25 million which reprices every 6 months based on 6-month LIBOR.
(3)  Variable rate which reprices quarterly based on 3-month LIBOR.
(4)  Forward swap periods began in June 1995 for $200 million and December
     1995 for $100 million. The rates paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR and reprice quarterly.
(5) Represents $140 million short position of Eurodollar futures contracts which in aggregate simulates a $35 million 2-year interest rate swap.
(6) Forward swap periods began in June 1995 for $200 million and in December 1995 for $450 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR when the affected periods begin.
(7) Variable rate which reprices quarterly based on 5-year constant maturity Treasury rate less a constant spread.

     Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure the Corporation's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. The Corporation's credit exposure at the reporting date from derivative financial instruments is represented by the fair value of instruments with a positive fair value at that date and is presented above along with the notional amounts of the instruments. Credit risk disclosures, however, relate to losses that would be recognized if counterparts failed completely to perform their obligations.

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

     Interest rate swap contracts are primarily used to convert certain deposits and long-term debt to fixed interest rates or to convert certain groups of customer loans to fixed rates. The Corporation's net credit exposure with interest rate swap counterparts totalled $.2 million at December 31, 1995, and $18.3 million at December 31, 1994.

     The table below summarizes, by notional amounts, the activity for each major category of derivative financial instruments.

                                                           Forward
                                  Interest Rate Swaps      Swaps
                                -----------------------   -------
                                 Pay                        Pay                       Futures
(in thousands)                  Fixed     Receive Fixed    Fixed    Basis Swaps      Contracts
------------------------------------------------------------------------------------------------
Balance, December 31, 1993     900,000              -          -      200,000            300,000
Additions                      600,000        200,000    650,000            -            475,000
Maturities/terminations       (850,000)             -          -            -           (775,000)
------------------------------------------------------------------------------------------------
Balance, December 31, 1994     650,000        200,000    650,000      200,000                  -
Additions                      750,000              -          -            -            140,000
Maturities/terminations       (300,000)      (200,000)  (350,000)    (200,000)                 -
------------------------------------------------------------------------------------------------
Balance, December 31, 1995  $1,100,000       $      -  $ 300,000     $      -           $140,000
================================================================================================

     The table below presents the net deferred gains (losses) related to terminated derivative financial instruments at December 31, 1995 and 1994. Deferred gains of $8.7 million and $6.2 million are included in other liabilities on the consolidated balance sheet at December 31, 1995 and 1994, respectively, and deferred losses of $8.2 million are included in other assets on the consolidated balance sheet at December 31, 1995.


==============================================
                          December 31,
                       -----------------------
(in thousands)           1995          1994
----------------------------------------------
Interest rate swaps    $ (990)      $2,792
Futures contracts       1,516        3,369
----------------------------------------------
  Total deferred gains $  526 (1)   $6,161 (2)
==============================================

(1) $4.5 million of net deferred losses to be recognized during 1996 and $5.0 million of net deferred gains to be recognized during 1997 through 1999.
(2) $4.6 million of deferred gains recognized during 1995 and $1.5 million of deferred gains to be recognized during 1996.

NOTE 16:  LEGAL AND REGULATORY MATTERS

     The extent to which dividends may be paid to the Corporation from its subsidiaries is governed by applicable laws and regulations. For the Corporation's national bank subsidiaries, the approval of the OCC is required if dividends declared in any year exceed net profits for that year (as defined under the National Bank Act) combined with the retained net profits of the two preceding years. In addition, a national bank may not pay a dividend, make any other capital distribution, or pay management fees if such payment would cause it to fail to satisfy certain minimum capital requirements. FAFSB is subject to capital requirements adopted by the Office of Thrift Supervision ("OTS"). Under these regulations, a savings association that exceeds its fully phased-in capital requirements both immediately prior to and on a proforma basis after giving effect to a proposed capital distribution is generally permitted without prior approval of the OTS to make a capital distribution during a calendar year equal to the greater of (i) 100% of net earnings to date during the calendar year, plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net income for the previous four quarters. In accordance with the most restrictive regulations, at December 31, 1995, the above subsidiaries had $202.6 million available for distribution as dividends to the Corporation.

     The Savings Association Insurance Fund ("SAIF") is undercapitalized as a result of losses sustained by the S&L industry during the late 1980's and early 1990's. While failures of thrift institutions have diminished during the past two years, the premiums charged on SAIF deposits have not adequately recapitalized the fund because of interest paid on debt incurred to pay depositors of failed institutions. To adequately capitalize the SAIF fund, Congress has proposed legislation to levy a one-time assessment on SAIF deposits. While this proposed legislation has not been enacted into law, various proposals generally would require payment of up to 85 basis points on SAIF deposits. Under what is believed to be the most widely accepted proposal, banks that obtained SAIF deposits through acquisitions (where the FDIC premium is computed under the "Oakar Amendment" to the Federal Deposit Insurance Act) would receive a 20% discount to allow for deposit runoff that occurs subsequent to acquisitions. The discount would apply to the SAIF deposits acquired by FANB. This proposal is part of the 1996 Budget Reconciliation Act and as of year-end 1995 had not been signed into law. Should passage of such legislation occur, the Corporation is expected to record a one-time charge estimated to be approximately $5.5 million, net of tax. In addition, the proposal would impose up to a 2.5 basis point annual charge on all insured deposits of depository institutions in order to pay interest on the debt incurred by the Financing Corporation. Should this become effective, it will increase the Corporation's total Bank Insurance Fund and SAIF premiums in 1996 over currently anticipated amounts by $1.1 million, net of tax, based on deposits at December 31, 1995.

     The Corporation and seven other financial institutions are defendants in a class action lawsuit brought in the Circuit Court of Shelby County, Tennessee. The lawsuit alleges antitrust, unconscionability, usury, and contract claims arising out of the defendant's returned check charges. The asserted plaintiff class consists of depositors who have been charged returned check or overdraft fees. The plaintiffs are requesting compensatory and punitive damages of $25.0 million against each defendant. The antitrust, unconscionability, and usury claims were previously dismissed, and in December 1993, the Circuit Court granted the defendants' motion for summary judgment, dismissing the remaining claims. The plaintiffs appealed to the Tennessee Court of Appeals, which affirmed the

Circuit Court's dismissal of the action. The plaintiffs then appealed to the Tennessee Supreme Court, and the Corporation is currently awaiting a hearing before this appellate court. In addition, a related antitrust lawsuit alleging a price fixing conspiracy involving the same facts has been filed by the plaintiffs against the Corporation and eight other financial institutions in the U.S. District Court for the Western District of Tennessee. In March 1994, the District Court granted the defendants' motion for summary judgment dismissing the action. The plaintiffs appealed to the Sixth Circuit Court of Appeals, which affirmed the District Court's granting of summary judgement.
The plaintiffs then sought permission to appeal to the United States Supreme Court. The Corporation is currently awaiting a decision as to whether the U.S. Supreme Court will hear the case. Management believes these suits are without merit and, based upon information currently known and on advice of counsel, that they will not have a material adverse effect on the Corporation's consolidated financial statements.


     Following the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Charter (now FAFSB), brought an action against the OTS and FDIC seeking injunctive and other relief, contending that Congress' elimination of supervisory goodwill required rescission of certain supervisory transactions. The Federal District Court found in Charter's favor, but in 1992 the Fourth Circuit Court of Appeals reversed, and the U.S. Supreme Court denied Charter's petition for certiorari. In 1995, the Federal Circuit Court found in favor of another thrift institution in a similar case (Winstar Corp. v. United States) in which the association sought damages for breach of contract. Following this decision, Charter filed suit against the United States Government ("Government") in the Court of Federal Claims based on breach of contract. The Government sought Supreme Court review of the Winstar decision and the Supreme Court granted the Government's petition. The Government has agreed to stay Charter's action pending the Supreme Court's decision in the Winstar case.

   The value of Charter's claims against the Government, as well as their ultimate outcome, are contingent upon a number of factors, some of which are outside of Charter's control, and are highly uncertain as to substance, timing and the dollar amount of any damages which might be awarded should Charter finally prevail. Under the Agreement and Plan of Reorganization as amended by and between Charter and the Corporation, in the event that Charter is successful in this litigation, the Charter shareholders as of December 1, 1995 will be entitled to receive additional consideration equal in value to 50% of any recovery, net of all taxes and certain other expenses, including the costs and expenses of such litigation, received on or before December 1, 2000 subject to certain limitations in the case of certain business combinations. Such additional consideration, if any, is payable in the common stock of the Corporation, based on the average per share closing price on the date of receipt by Charter of the last payment constituting a recovery from the Government.

     Also, there are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.

NOTE 17:  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for both on- and off-balance-sheet assets and liabilities for which it is practicable to estimate fair value. The techniques used for this valuation are significantly affected by the assumptions used, including the amount and timing of future cash flows and the discount rate. Such estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets. Accordingly, the aggregate fair value amounts presented are not meant to represent the underlying value of the Corporation.

                                                              December 31
                                             ----------------------------------------------
                                                      1995                    1994
                                             ----------------------   ---------------------
                                                          Estimated                Estimated
                                             Carrying       Fair      Carrying       Fair
(in thousands)                                Amount       Value       Amount       Value
-----------------------------------------------------------------------------------------------------------------------------------
Financial instruments (assets):
  Cash and short-term investments            $  521,229   $ 521,229   $  517,771   $  517,771
  Securities held to maturity                   931,084     933,911    1,643,867    1,559,241
  Securities available for sale               1,202,493   1,202,493      689,464      689,464
  Federal funds sold and securities
   purchased under agreements to resell         291,042     291,042       28,134       28,134
  Trading account securities                     22,419      22,419        8,617        8,617
  Loans, net of unearned discount and net
   deferred loan fees                         6,425,976   6,321,584    5,171,966    4,964,536

Financial instruments (liabilities):
  Non-interest bearing deposits              $1,266,285  $1,266,285   $1,252,136   $1,252,136
  Interest-bearing deposits                   6,116,009   6,133,450    5,055,643    4,927,289
  Short-term borrowings                         938,287     938,287      929,840      929,840
  Long-term debt                                421,791     419,816      271,473      264,466
===================================================================================================================================

     The estimated fair values for the Corporation's off-balance-sheet financial instruments are summarized as follows:



                                                            December 31
                                    ----------------------------------------------------------
                                                  1995                         1994
                                    -----------------------------    -------------------------
                                    Contractual or      Estimated    Contractual     Estimated
                                      Notional            Fair       or Notional      Fair
(in thousands)                         Amount            Value          Amount        Value
-----------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit        $2,220,500          $  2,477     $1,888,789      $ 2,501
Standby letters of credit              221,341             1,050        188,833          953
Commercial letters of credit            32,032                80         54,706          141
Interest rate swaps                  1,100,000           (10,230)       850,000       11,630
Forward interest rate swaps            300,000            (2,854)       650,000        5,946
Basis swaps                                  -                 -        200,000          286
Futures contracts                      140,000              (967)             -            -
===================================================================================================================================

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

         Short-term financial instruments -- The carrying amounts of short-term financial instruments, including cash, Federal funds sold and purchased and resell and repurchase agreements approximate fair value. These instruments expose the Corporation to limited credit risk and have no stated maturity or mature within one year or less and carry interest rates which approximate market.

         Securities held to maturity securities available for sale, and trading account securities -- Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         Loans -- For variable loans that reprice frequently, fair values are based on carrying values. The fair values for certain homogeneous categories of loans, such as residential mortgages, are estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair values for other performing loans are estimated by discounting estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit risk and for similar maturities.
         Included within financial assets are certain nonperforming assets, consisting primarily of nonperforming loans, the fair values of which are based principally on the lower of the amount due from customers or the fair value of the loans' collateral, which is the amount the Corporation could reasonably expect to receive in a current sale between a willing buyer and seller other than in a forced or liquidation sale.

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

NOTE 18:  PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for First American Corporation (Parent Company only) was as follows:

CONDENSED INCOME STATEMENTS

                                                                          Year Ended December 31
                                                               ---------------------------------------
(in thousands)                                                           1995       1994      1993
------------------------------------------------------------------------------------------------------
Income
  Dividends from subsidiaries:
      Banks                                                            $ 27,836  $ 46,955  $ 14,254
  Fees from subsidiaries                                                  2,722     2,714         -
  Interest from subsidiaries                                              3,076     2,102     1,359
  Interest on time deposits with other banks and other income               589       262     1,131
------------------------------------------------------------------------------------------------------
    Total income                                                         34,223    52,033    16,744
------------------------------------------------------------------------------------------------------
Expenses
  Interest expense on long-term debt                                      3,639     3,595     3,751
  Other expenses                                                          5,731     4,270     2,100
------------------------------------------------------------------------------------------------------
    Total expenses                                                        9,370     7,865     5,851
------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of changes in
  accounting principles                                                  24,853    44,168    10,893
Reduction to consolidated income taxes arising from parent
  company loss                                                            1,204     1,058     1,295
------------------------------------------------------------------------------------------------------
Income before equity in undistributed earnings (loss) of subsidiaries
  and cumulative effect of changes in accounting principles              26,057    45,226    12,188
------------------------------------------------------------------------------------------------------
Equity in undistributed earnings (loss) of subsidiaries before cumulative effect of changes in accounting principles:
    Banks                                                                77,023    51,976    95,221
------------------------------------------------------------------------------------------------------
      Total equity in undistributed earnings of subsidiaries             77,023    51,976    95,221
------------------------------------------------------------------------------------------------------
Net income before cumulative effect of changes in accounting
  principles                                                            103,080    97,202   107,409
Cumulative effect of changes in accounting principles, net of tax             -         -       (84)
------------------------------------------------------------------------------------------------------
Net income                                                             $103,080   $97,202  $107,325
======================================================================================================

CONDENSED BALANCE SHEETS

                                                                               December 31
                                                                --------------------------------------
(in thousands)                                                                 1995      1994

------------------------------------------------------------------------------------------------------
Assets
  Cash                                                                     $      41     $  2,476
  Securities available for sale                                                  540          540
  Short-term investments with subsidiary                                      80,185       71,466
  Employee stock ownership plan loan                                             661            -
  Investment in subsidiaries, at cost adjusted for equity in earnings and
    net unrealized gains (losses) on securities available for sale           809,076      639,326
  Other equity investments                                                     5,064        4,471
  Other assets                                                                 4,942        2,839
------------------------------------------------------------------------------------------------------
    Total assets                                                           $ 900,509     $721,118
=======================================================================================================
Liabilities and shareholders' equity
  Long-term debt                                                           $  99,280     $ 50,515
  Other liabilities                                                            5,697        2,930
-------------------------------------------------------------------------------------------------------
    Total liabilities                                                        104,977       53,445
-------------------------------------------------------------------------------------------------------
  Preferred stock, without par value                                                 -         -
  Common stock, $5 par value                                                 147,699      143,625
  Capital surplus                                                            162,254      130,933
  Retained earnings                                                          483,973      409,638
  Deferred compensation on restricted stock                                   (1,263)      (2,161)
  Employee stock ownership plan obligation                                      (661)        (781)
-------------------------------------------------------------------------------------------------------
   Realized shareholders' equity                                             792,002      681,254
Net unrealized gains (losses) on securities available for sale, net of tax     3,530      (13,581)
-------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                 795,532      667,673
-------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                               $ 900,509     $721,118
=======================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS

                                                              Year Ended December 31
                                              -----------------------------------------------
(in thousands)                                              1995       1994      1993
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                               $103,080  $ 97,202   $107,325
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Undistributed income of subsidiaries                    (77,023)  (51,976)   (95,221)
     Cumulative effect of changes in accounting principles,
       net of tax                                                 -         -         84
     Amortization                                                34        32        735
     Deferred income tax expense                                 12       284         44
     Change in assets and liabilities:
       Increase (decrease) in accrued interest payable          118       (56)       724
       (Increase) decrease in other assets                   (4,696)      706       (500)
       Increase (decrease) in other liabilities               4,037    (1,656)     1,416
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                    25,562    44,536     14,607
---------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net increase in short-term securities with subsidiary      (8,719)   (1,399)   (19,128)
  Proceeds from maturity of securities held to maturity           -       174     50,070
  Purchases of securities held to maturity                        -         -    (50,691)
  Purchases of securities available for sale                      -      (540)         -
  Net increase in employee stock ownership plan loan           (661)        -          -
  Acquisitions                                                    -    (6,476)   (27,500)
  Investment in other equity investments                       (587)     (100)         -
  Net (increase) decrease in investment in subsidiary         7,500         -     (5,925)
---------------------------------------------------------------------------------------------
  Net cash used in investing activities                      (2,467)   (8,341)   (53,174)
---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                   49,513         -     49,680
  Repayment of long-term debt                                  (782)  (13,593)    (1,501)
  Issuance of common shares for Employee Benefit and
    Dividend Reinvestment Plans                              13,782     1,988      4,795
  Repurchase of common stock                                (62,347)        -          -
  Tax benefit-related to stock options                        3,095        56          -
  Cash dividends paid                                       (28,791)  (24,097)   (14,282)
---------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities       (25,530)  (35,646)    38,692
---------------------------------------------------------------------------------------------
Increase (decrease) in cash                                  (2,435)      549        125
Adjustment for change in fiscal year of pooled company            -     1,600          -
Cash, beginning of year                                       2,476       327        202
---------------------------------------------------------------------------------------------
Cash, end of year                                          $     41  $  2,476   $    327
=============================================================================================
Cash paid during the year for:
  Interest expense                                         $  3,521  $  3,651   $  3,027
  Income taxes                                               36,861    51,373     43,363
Non-cash investing activities:
  Stock issued for acquisition (note 2)                      80,373         -          -
---------------------------------------------------------------------------------------------

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST AMERICAN CORPORATION
                                           (Registrant)

                                       BY:   /s/ DENNIS C. BOTTORFF
                                          -------------------------
                                          DENNIS C. BOTTORFF,
                                          CHAIRMAN, PRESIDENT AND CHIEF
                                          EXECUTIVE OFFICER


Date: March 21, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ Dennis C. Bottorff                       /s/ Martin E. Simmons
 -----------------------------                -------------------------
 Dennis C. Bottorff                           Martin E. Simmons
 Chairman, President, Chief Executive         Executive Vice President,
 Officer and Director                         General Counsel, Secretary, and
                                              Principal Financial Officer

 Dated: March 21, 1996                        Dated:  March 21, 1996





                                              /s/ Marvin J. Vannatta, Jr.
                                              ---------------------------
                                              Marvin J. Vannatta, Jr.
                                              Executive Vice President and
                                              Principal Accounting Officer

                                              Dated:  March 21, 1996


/s/ Sam H.  Anderson, Jr.                           /s/ Robert A. McCabe, Jr.
------------------------------                      ---------------------------
SAM H. ANDERSON, JR.                                ROBERT A. MCCABE, JR.
Director                                            Director
Dated: March 21, 1996                               Dated: March 21, 1996


                                                    /s/ William O. McCoy
------------------------------                      ---------------------------
SAMUEL E. BEALL, II                                 WILLIAM O. MCCOY
Director                                            Director
Dated: March   , 1996                               Dated: March 21, 1996
             --


/s/ Earnest W. Deavenport, Jr.                      /s/ Dale W. Polley
------------------------------                      ---------------------------
EARNEST W. DEAVENPORT, JR.                          DALE W. POLLEY
Director                                            Director
Dated: March 21, 1996                               Dated: March 21, 1996


/s/ Reginald D. Dickson                             /s/ Dr. Roscoe R. Robinson
------------------------------                       --------------------------
REGINALD D. DICKSON                                 DR. ROSCOE R. ROBINSON
Director                                            Director
Dated: March 21, 1996                               Dated: March 21, 1996


                                                    /s/ James F. Smith, Jr.
------------------------------                       --------------------------
T. SCOTT FILLEBROWN, JR.                            JAMES F. SMITH, JR.
Director                                            Director
Dated: March   , 1996                               Dated: March 21, 1996
             --

/s/ James A. Haslam, II                             /s/ Cal Turner, Jr.
------------------------------                      ---------------------------
JAMES A. HASLAM, II                                 CAL TURNER, JR.
Director                                            Director
Dated: March 21, 1996                               Dated: March 21, 1996


/s/ Martha R. Ingram                                /s/ Ted H. Welch
------------------------------                      ---------------------------
MARTHA R. INGRAM                                    TED H. WELCH
Director                                            Director
Dated: March 21, 1996                               Dated: March 21, 1996


/s/ Walter G. Knestrick
------------------------------                      ---------------------------
WALTER G. KNESTRICK                                 DAVID K. WILSON
Director                                            Director
Dated: March 21, 1996                               Dated: March   , 1996
                                                                 --

/s/ Gene C. Koonce
------------------------------                      ---------------------------
GENE C. KOONCE                                      TOBY S. WILT
Director                                            Director
Dated: March 21, 1996                               Dated: March   , 1996
                                                                 --


/s/ James R. Martin                                 /s/ William S. Wire, II
------------------------------                      ---------------------------
JAMES R. MARTIN                                     WILLIAM S. WIRE, II
Director                                            Director
Dated: March 21, 1996                               Dated: March 21, 1996


                                EXHIBIT INDEX




NUMBER                              NAME                                               PAGE
------                              ----                                               ----
Exhibit 3.2                         By-laws of the Corporation                         107

Exhibit 10.3(h)                     Amended Salary Deferral Agreement                  129

Exhibit 10.3(j)                     Form of Key Employee Change in
                                    Control Agreement                                  137

Exhibit 21                          List of Subsidiaries                               145

Exhibit 23                          Accountants' Consent                               146

Exhibit 27                          Financial Data Schedule (for SEC use only)         147

For purposes of EDGAR filing for 12/31/95 Form 10-K:

                    APPENDIX TO ELECTRONIC FORMAT DOCUMENT
Graph #1:   In the Overview section of Management's Discussion and Analysis, this bar graph depicts the Company's net income (loss) per share for 1991 through 1995. For 1995, this graph also depicts the Company's 1995 earnings per share based on earnings exclusive of merger-related expenses and gain on sales of branches. For 1994, this graph also depicts the Company's 1994 earnings per share based on earnings exclusive of negative loan loss provision and available for sale securities losses recognized in the fourth quarter of 1994. For 1993, this graph also depicts the Company's 1993 earnings per share based on earnings exclusive of negative loan loss provisions in the last three quarters of 1993 and charitable contribution to First American Foundation in the fourth quarter of 1993. This graph appears in the paper format version of the document and not in this electronic filing.

Graph #2:   In the Overview section of Management's Discussion and Analysis, this bar graph depicts the Company's return on average equity for 1991 through 1995. For 1995, this graph also depicts the Company's return on average equity based on earnings exclusive of merger-related expenses and gain on sales of branches. For 1994, this graph also depicts the Company's 1994 return on average equity based on earnings exclusive of negative loan loss provision and available for sale securities losses realized in the fourth quarter of 1994. For 1993, this graph also depicts the Company's 1993 return on average equity based on earnings exclusive of negative loan loss provisions in the last three quarters of 1993 and charitable contribution to First American Foundation in the fourth quarter of 1993. This graph appears in the paper format version of the document and not in this electronic filing.

Graph #3:   In the Overview section of Management's Discussion and Analysis, this bar graph depicts the Company's return on average assets for 1991 through 1995. For 1995, this graph also depicts the Company's
            1995 return on average assets based on earnings exclusive of merger-related expenses and gain on sales of branches. For 1994, this graph also depicts the Company's 1994 return on average assets based on earnings exclusive of negative loan loss provision and available for sale securities losses realized in the fourth quarter of 1994. For 1993, this graph also depicts the Company's 1993 return on average assets based on earnings exclusive of negative loan loss provisions in the last three quarters of 1993 and charitable contribution to First American Foundation in the fourth quarter of 1993. This graph appears in the paper format version of the document and not in this electronic filing.

Graph #4:   In the Net Interest Income section of Management's Discussion and
            Analysis, this bar graph depicts the Company's interest income
            (taxable equivalent basis) for 1991 through 1995. This graph appears in the paper format version of the document and not in this electronic filing.

Graph #5:   In the Non-Interest Expense section of Management's Discussion and
            Analysis, this bar graph depicts the Company's operating efficiency ratio for 1991 through 1995. For 1995, the ratio excludes merger-related expenses and gain on sales of branches. For 1994, the ratio excludes available for sale securities losses realized in the fourth quarter of 1994. For 1993, the ratio excludes the charitable contribution to First American Foundation. This graph appears in the paper format version of the document and not in this electronic filing.

Graph #6:   In the Loans section of Management's Discussion and Analysis, this bar graph depicts the Company's loans, net of discount and fees, at year-end 1991 through 1995. This graph appears in the paper format version of the document and is not in the electronic filing.

Graph #7:   In the Allowance and Provision for Possible Loan Losses section of
            Management's Discussion and Analysis, this bar graph depicts the Company's allowance to net loans at year-end 1991 through 1995.
            This graph appears in the paper format version of the document and is not in this electronic filing.

Graph #8:   In the Allowance and Provision for Possible Loan Losses section of
            Management's Discussion and Analysis, this bar graph depicts the Company's net charge-offs (recoveries) to average loans for 1991 through 1995. This graph appears in the paper format version of the document and is not in this electronic filing.

Graph #9:   In the Asset Quality section of Management's Discussion and
            Analysis, this line graph depicts the Company's nonperforming assets to loans and foreclosed properties at year-end 1991 through 1995. This graph appears in the paper format version of the document and is not in this electronic filing.

Graph #10:  In the Deposits section of Management's Discussion and Analysis, this bar graph depicts the Company's core deposits at year-end 1991 through 1995. This graph appears in the paper format version of the document and is not in this electronic filing.

Graph #11:  In the Capital Position section of Management's Discussion and
            Analysis, this bar graph depicts the Company's average equity to average assets for 1991 through 1995. This graph appears in the paper format version of the document and is not in this electronic filing.