Form 10-Q
period 1996-03-31
FIRST AMERICAN CORP /TN/
filed 1996-05-14
CIK 36068

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

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

     Common shares outstanding:  30,127,167 as of April 30, 1996.

                          FIRST AMERICAN CORPORATION
                               AND SUBSIDIARIES

                                     INDEX



Part I.    Financial Information                                                                   Page
- --------------------------------                                                                   ----
Item 1   Financial Statements (unaudited)

         Consolidated Income Statements for the Three
         Months Ended March 31, 1996 and 1995                                                        3

         Consolidated Balance Sheets as of March 31, 1996,
         March 31, 1995 and December 31, 1995                                                        4

         Consolidated Statements of Changes in Shareholders' Equity for
         the Three Months Ended March 31, 1996
         and March 31, 1995                                                                          5

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1996 and March 31, 1995                                              6

         Notes to Consolidated Financial Statements                                                  7

Item 2   Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                                         11


Part II.   Other Information
- ----------------------------

Item 1   Legal Proceedings                                                                          18

Item 6   Exhibits and Reports on Form 8-K                                                           18

FIRST AMERICAN CORPORATION
               AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS


                                                                                                QUARTER ENDED
                                                                                                   MARCH 31
                                                                                         ----------------------------
                                                                                              1996            1995
                                                                                         ------------      ----------
                                                                                               (IN THOUSANDS EXCEPT
                                                                                                PER SHARE AMOUNTS)
INTEREST INCOME
  Interest and fees on loans                                                                 $132,992        $108,494
  Interest and dividends on securities                                                         34,079          35,260
  Interest on Federal funds sold and securities
     purchased under agreements to resell                                                       3,758             842
  Interest on time deposits with other banks and other interest                                   501             388
- ---------------------------------------------------------------------------------------------------------------------
     Total interest income                                                                    171,330         144,984
- ---------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits:
    NOW accounts                                                                                3,880           4,204
    Money market accounts                                                                      25,315          18,251
    Regular savings                                                                             2,202           2,642
    Certificates of deposit under $100,000                                                     21,729          15,858
    Certificates of deposit $100,000 and over                                                   9,149           5,680
    Other time and foreign                                                                      6,580           4,688
- ---------------------------------------------------------------------------------------------------------------------
     Total interest on deposits                                                                68,855          51,323
- ---------------------------------------------------------------------------------------------------------------------
  Interest on short-term borrowings                                                            12,211          11,312
  Interest on long-term debt                                                                    6,446           4,686
- ---------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                                    87,512          67,321
- ---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                            83,818          77,663
PROVISION FOR LOAN LOSSES                                                                           -              31
- ---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                            83,818          77,632
- ---------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                                                          13,589          11,091
  Commissions and fees on fiduciary activities                                                  4,427           3,937
  Investment services income                                                                    3,200           2,187
  Trading account revenue                                                                         273             663
  Merchant discount fees                                                                          769             693
  Net realized gain (loss) on sales and write-downs of securities                               1,401              17
  Other income                                                                                  8,350           5,812
- ---------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                                                 32,009          24,400
- ---------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                                               38,867          35,714
  Net occupancy expense                                                                         6,025           5,376
  Equipment expense                                                                             4,080           3,556
  Systems and processing expense                                                                3,096           2,790
  FDIC insurance expense                                                                          654           3,448
  Marketing expense                                                                             3,531           2,118
  Communication expense                                                                         2,793           2,497
  Supplies expense                                                                              1,266           1,143
  Foreclosed properties expense (income), net                                                    (186)           (616)
  Other expenses                                                                                7,562           6,329
- ---------------------------------------------------------------------------------------------------------------------
     Total non-interest expense                                                                67,688          62,355
- ---------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                                               48,139          39,677
Income tax expense                                                                             18,339          14,414
- ---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                   $ 29,800        $ 25,263
=====================================================================================================================
PER COMMON SHARE:
  Net income                                                                                 $   1.01        $    .88
  Cash dividends                                                                                 0.28             .25
=====================================================================================================================
Weighted average common shares outstanding                                                     29,517          28,674
=====================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
               AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31               DECEMBER 31
                                                                       ----------------------------     ------------
                                                                            1996            1995            1995
                                                                        -----------     -----------    -------------

                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks                                                $  448,183      $  383,861       $  494,496
  Time deposits with other banks                                              8,689          31,922           26,733
  Securities:
     Held to maturity (market value $947,061, $1,545,955 and
        $933,911, respectively)                                             946,131       1,590,002          931,084
     Available for sale (amortized cost $1,438,308, $573,218
        and $1,196,414, respectively)                                     1,431,853         563,249        1,202,493
- --------------------------------------------------------------------------------------------------------------------
        Total securities                                                  2,377,984       2,153,251        2,133,577
- --------------------------------------------------------------------------------------------------------------------
  Federal funds sold and securities purchased under
     agreements to resell                                                   167,101          74,164          291,042
  Trading account securities                                                 25,361          14,491           22,419
  Loans:
     Commercial                                                           2,843,006       2,389,551        2,823,827
     Consumer--amortizing mortgages                                       1,792,652       1,422,447        1,784,836
     Consumer--other                                                      1,319,478       1,061,123        1,281,921
     Real estate--construction                                              198,543         151,255          186,655
     Real estate--commercial mortgages and other                            369,465         308,278          354,918
- --------------------------------------------------------------------------------------------------------------------
        Total loans                                                       6,523,144       5,332,654        6,432,157
     Unearned discount and net deferred loan fees                             7,218           7,427            6,181
- --------------------------------------------------------------------------------------------------------------------
        Loans, net of unearned discount and net deferred
        loan fees                                                         6,515,926       5,325,227        6,425,976
     Allowance for possible loan losses                                     132,381         129,377          132,415
- --------------------------------------------------------------------------------------------------------------------
        Total net loans                                                   6,383,545       5,195,850        6,293,561
- --------------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                               139,338         114,246          129,419
  Foreclosed properties                                                       9,682          10,061           10,683
  Other assets                                                              291,490         187,491          279,699
- --------------------------------------------------------------------------------------------------------------------
        Total assets                                                     $9,851,373      $8,165,337       $9,681,629
====================================================================================================================
LIABILITIES
  Deposits:
     Demand (non-interest-bearing)                                       $1,244,453      $1,095,456       $1,266,285
     NOW accounts                                                           806,483         822,807          811,862
     Money market accounts                                                2,204,996       1,702,949        2,031,796
     Regular savings                                                        367,891         434,407          376,725
     Certificates of deposit under $100,000                               1,724,595       1,376,036        1,679,792
     Certificates of deposit $100,000 and over                              610,176         500,920          750,491
     Other time                                                             361,306         302,282          320,382
     Foreign                                                                122,105          78,067          144,961
- --------------------------------------------------------------------------------------------------------------------
        Total deposits                                                    7,442,005       6,312,924        7,382,294
- --------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                                                   1,041,469         800,714          938,287
  Long-term debt                                                            367,841         270,516          421,791
  Other liabilities                                                         174,115          99,044          143,725
- --------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                 9,025,430       7,483,198        8,886,097
- --------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Common stock, $5 par value; authorized 50,000,000
     shares; issued: 30,008,414 shares at March 31, 1996;
     28,424,385 shares at March 31, 1995; and 29,539,819
     shares at December 31, 1995                                            150,042         142,122          147,699
  Capital surplus                                                           177,849         121,218          162,254
  Retained earnings                                                         505,623         428,090          483,973
  Deferred compensation on restricted stock                                  (2,800)         (2,077)          (1,263)
  Employee stock ownership plan obligation                                     (631)           (751)            (661)
- --------------------------------------------------------------------------------------------------------------------
        Realized shareholders' equity                                       830,083         688,602          792,002
  Net unrealized gains (losses) on securities available for
     sale, net of tax                                                        (4,140)         (6,463)           3,530
- --------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                          825,943         682,139          795,532
- --------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                       $9,851,373      $8,165,337       $9,681,629
====================================================================================================================


See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
               AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                           NET
                                                                                                        UNREALIZED
                                                                                                          GAINS
                                                                             DEFERRED       EMPLOYEE     (LOSSES)
                                                                           COMPENSATION       STOCK         ON
                                                                                ON          OWNERSHIP   SECURITIES
THREE MONTHS ENDED MARCH 31, 1995, AND     COMMON    CAPITAL    RETAINED    RESTRICTED         PLAN      AVAILABLE
  MARCH 31, 1996                            STOCK    SURPLUS    EARNINGS       STOCK       OBLIGATION    FOR SALE     TOTAL
                                          --------  ---------   --------    -----------    ----------    --------     -------
                                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Balance, January 1, 1995                  $143,625   $130,933   $409,638      $ (2,161)      $(781)      $(13,581)   $ 667,673
Issuance of 87,416 common shares in
  connection with Employee Benefit
  Plan, net of discount on Dividend
  Reinvestment Plan                            437      1,381          -             -           -              -        1,818
Issuance of 6,900 shares of restricted
   common stock                                 35        171          -          (206)          -              -            -
Repurchase of 395,000 shares of common
  stock                                     (1,975)   (11,267)         -             -           -              -      (13,242)
Amortization of deferred compensation
  on restricted stock                            -          -          -           290           -              -          290
Reduction in employee stock ownership
  plan obligation                                -          -          -             -          30              -           30
Net income                                       -          -     25,263             -           -              -       25,263
Cash dividends declared ($.25 per
  common share)                                  -          -     (6,540)            -           -              -       (6,540)
Cash dividends declared by pooled
  company                                        -          -       (302)            -           -              -         (302)
Change in net unrealized gains and
  losses on securities available for
  sale, net of tax                               -          -          -             -           -          7,118        7,118
Other                                            -          -         31             -           -              -           31
- -------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1995                    $142,122   $121,218   $428,090      $ (2,077)      $(751)     $  (6,463)    $682,139
===============================================================================================================================
Balance, January 1, 1996                  $147,699   $162,254   $483,973      $ (1,263)      $(661)     $   3,530     $795,532
Issuance of 99,983 common shares in
  connection with Employee Benefit
  Plan and Dividend Reinvestment Plan,
  net of discount                              500      3,139          -             -           -              -        3,639
Issuance of 38,700 shares of restricted
  common stock                                 194      1,644          -        (1,838)          -              -            -
Repurchase of 731,172 shares of common
  stock                                     (3,656)   (29,668)         -             -           -              -      (33,324)
Issuance of 1,061,681 common shares for
  purchase of First City Bancorp, Inc.       5,308     40,477          -             -           -              -       45,785
Amortization of deferred compensation
  on restricted stock                            -          -          -           301           -              -          301
Reduction in employee stock ownership
  plan obligation                                -          -          -             -          30              -           30
Net income                                       -          -     29,800             -           -              -       29,800
Cash dividends declared ($.28 per
  common share)                                  -          -     (8,150)            -           -              -       (8,150)
Change in net unrealized gains and
  losses on securities available
  for sale, net of tax                           -          -          -             -           -         (7,670)      (7,670)
Other                                           (3)         3          -             -           -              -            -
- -------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                   $150,042   $177,849   $505,623      $ (2,800)      $(631)      $ (4,140)    $825,943
===============================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
               AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH  31
                                                                                          ---------------------------
                                                                                              1996            1995
                                                                                           ----------      ----------

                                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                                                 $ 29,800        $ 25,263
  Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                                   -              31
        Depreciation of premises and equipment                                                  3,558           3,372
        Amortization of intangible assets                                                       1,971             980
        Other amortization (accretion), net                                                       160          (2,534)
        Deferred income tax expense                                                             4,263           3,869
        Net realized gain on sales of securities                                               (1,401)            (17)
        Net loss on sales of premises and equipment                                                 9              17
        Change in assets and liabilities, net of effects from acquisition:
           (Increase) decrease in accrued interest receivable                                   1,535            (396)
           Increase (decrease) in accrued interest payable                                     (7,925)          2,724
           Increase in trading account securities                                              (2,942)         (5,874)
           Decrease in other assets                                                            26,561          30,884
           Increase (decrease) in other liabilities                                            34,812          (5,907)
- ---------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                 90,401          52,412
- ---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net (increase) decrease in time deposits with other banks                                    18,582         (28,067)
  Proceeds from sales of securities available for sale                                        189,886         284,177
  Proceeds from maturities of securities available for sale                                    81,172           4,300
  Purchases of securities available for sale                                                 (381,070)       (148,904)
  Proceeds from maturities of securities held to maturity                                      47,491          86,477
  Purchases of securities held to maturity                                                    (59,799)        (31,714)
  Net (increase) decrease in Federal funds sold and securities
     purchased under agreements to resell                                                     159,130         (46,030)
  Net (increase) decrease in loans                                                             74,555        (154,132)
  Acquisition, net of cash acquired                                                            12,376               -
  Proceeds from sales of premises and equipment                                                 3,011              43
  Purchases of premises and equipment                                                          (9,973)         (6,604)
- ---------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                                      135,361         (40,454)
- ---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                        (267,524)          5,145
  Net increase (decrease) in short-term borrowings                                             88,739        (129,126)
  Net repayment of Federal Home Loan Bank advances                                            (55,485)           (190)
  Net proceeds from issuance of common stock                                                    3,639           1,818
  Cash dividends paid                                                                          (8,150)         (6,842)
  Repurchase of common stock                                                                  (33,324)        (13,242)
  Other                                                                                            30             424
- ---------------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                                   (272,075)       (142,013)
- ---------------------------------------------------------------------------------------------------------------------
  Decrease in cash and due from banks                                                         (46,313)       (130,055)
  Cash and due from banks, January 1                                                          494,496         513,916
- ---------------------------------------------------------------------------------------------------------------------
  Cash and due from banks, March 31                                                          $448,183        $383,861
=====================================================================================================================
  Cash paid during the period for:
     Interest expense                                                                        $ 93,998        $ 64,601
     Income taxes                                                                               1,606           1,049
  Noncash investing activities:
     Foreclosures                                                                                 652              98
     Stock issued for acquisition                                                              45,785               -
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

    The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Corporation's 1995 Annual Report to Shareholders. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with the current year presentation. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

(2)  NONPERFORMING ASSETS
     Nonperforming assets were as follows:

                                                                                MARCH 31          December 31
- -------------------------------------------------------------------------------------------------------------
  (in thousands)                                                            1996         1995         1995
- -------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                         $ 17,161     $ 10,714      $ 18,670
Foreclosed properties                                                        9,682       10,061        10,683
- -------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                              $ 26,843     $ 20,775      $ 29,353
=============================================================================================================
90 days or more past due on accrual                                       $  9,173     $  7,329      $  6,123
=============================================================================================================
Nonperforming assets as a percent of loans
  and foreclosed properties (excluding
  90 days or more past due on accrual)                                         .41%         .39%          .46%
=============================================================================================================

(3)  ALLOWANCE FOR POSSIBLE LOAN LOSSES
     Transactions in the allowance for possible loan losses were as follows:


                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31
- -------------------------------------------------------------------------------------------------------------
  (in thousands)                                                                         1996          1995
- -------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                     $132,415      $129,436
Provision (credited) charged to operating expenses                                            -            31
Allowance of subsidiary purchased                                                         2,088             -
- -------------------------------------------------------------------------------------------------------------
                                                                                        134,503       129,467
- -------------------------------------------------------------------------------------------------------------
Loans charged off                                                                         5,699         3,535
Recoveries of loans previously charged off                                                3,577         3,445
- -------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                           2,122            90
- -------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                      $132,381      $129,377
=============================================================================================================


Allowance ratios were as follows:



                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31
- -------------------------------------------------------------------------------------------------------------
                                                                                           1996          1995
- -------------------------------------------------------------------------------------------------------------
Allowance end of period to net loans outstanding                                           2.03%         2.43%
Net charge-offs to average loans (annualized)                                               .13           .01
=============================================================================================================

(4)     ACQUISITIONS

        In March 1996, First American National Bank ("FANB"), a wholly-owned subsidiary of the Corporation, entered into an agreement to purchase 96.2% of the stock of INVEST Financial Corporation ("INVEST") for $26.0 million in cash. Simultaneously, INVEST announced an agreement to acquire Investment Center Group, Inc., the parent of Investment Centers of America, for approximately $5 million in cash. The acquisition of INVEST is subject to regulatory approval. The transaction is expected to be accounted for as a purchase.

        Effective March 29, 1996, FANB purchased 49% of the stock of The SSI Group, Inc., a healthcare payments processing company, for $8.6 million. The transaction was accounted for under the equity method of accounting.

        Effective March 11, 1996, the Corporation acquired First City Bancorp, Inc. ("First City") by exchanging approximately 1.1 million shares of First American Corporation common stock for all of the outstanding shares of First City. First City was a bank holding company headquartered in Murfreesboro, Tennessee, and operated two Tennessee state chartered banks and a consumer finance company. First City had $366 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area. The transaction was accounted for as a purchase.

        Effective December 1, 1995, First American Corporation acquired Charter Federal Savings Bank ("Charter") by exchanging approximately 1.8 million shares of First American Corporation common stock for all of the outstanding shares of Charter, a federal savings bank headquartered in Bristol, Virginia, with $725 million of assets and 27 branches (eight in Knoxville, Tennessee, five in Bristol, Tennessee and Bristol, Virginia; and 14 in other locations in southwestern Virginia). The transaction was accounted for as a purchase. Simultaneously with the acquisition, the name of Charter was changed to First American Federal Savings Bank ("FAFSB"). The Virginia branches of the Corporation are operated under this legal entity.

        Effective November 1, 1995, First American Corporation acquired Heritage Federal Bancshares, Inc. ("Heritage") by exchanging approximately 2.9 million shares of First American Corporation common stock for all of the outstanding shares of Heritage. Heritage was merged with and into the Corporation. Heritage was the holding company for Heritage Federal Bank for Savings, a federal savings bank which was merged into FANB and which had $526 million of assets and 13 offices primarily in the east Tennessee areas of Tri-Cities, Anderson County, and Roane County. The transaction was accounted for as a pooling of interests, and accordingly, prior year information has been restated reflecting the combination.

(5)  ACCOUNTING MATTERS

        During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights--An Amendment of FASB Statement No. 65." SFAS No. 122 amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to require that rights to service mortgage loans for others be recognized as separate assets, however those servicing rights are acquired. An enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair value. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. SFAS No. 122 was adopted by the Corporation on January 1, 1996, and applied prospectively to any transactions in which the Corporation sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS No. 122. Adoption of No. 122 did not have a material effect on the Corporation's consolidated financial statements.

        During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new optional method of accounting for stock-based compensation based on calculations of fair value at grant date. Under this method, the fair value of a stock option is recognized as compensation expense over the service period (generally the vesting period). SFAS No. 123 requires that if a company continues to account for stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), it must provide proforma net income and earnings per share information "as if" the new fair value approach had been adopted. The recognition provisions of SFAS No. 123 may be adopted upon issuance. The disclosure provisions are effective for years beginning after December 15, 1995; however, the proforma disclosures shall include the effects of all awards granted in fiscal years beginning after December 15, 1994. The SFAS No. 123 disclosure provisions need not be applied to an interim report unless a complete set of financial statements is presented for that period. The Corporation will continue to account for stock-based compensation under Opinion 25.

(6)  EARNINGS PER COMMON SHARE

     Earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during each respective period.

(7)  COMMON STOCK

     The Corporation purchased 731.2 thousand shares of First American Corporation common stock in the open market during the first quarter of 1996 at a total cost of $33.3 million. Under Tennessee law, such shares have been recognized as authorized but unissued. Accordingly, the Corporation reduced the par value and reflected the excess of the purchase price over par of such repurchased shares as a reduction from capital surplus. As of March 31, 1996, all repurchased shares had been used to fund the acquisitions of Charter and First City.

(8)  LEGAL AND REGULATORY MATTERS

     The Savings Association Insurance Fund ("SAIF") is undercapitalized as a result of losses sustained by the S&L industry during the late 1980's and early 1990's. To adequately capitalize the SAIF fund, Congress has proposed legislation to levy a one-time assessment on SAIF deposits. While this proposed legislation has not been enacted into law, various proposals generally would require payment of up to 85 basis points on SAIF deposits. Under what is believed to be the most widely accepted proposal, banks that obtained SAIF deposits through acquisitions (where the FDIC premium is computed under the "Oakar Amendment" to the Federal Deposit Insurance Act) would receive a 20% discount to allow for deposit runoff that occurs subsequent to acquisitions. The discount would apply to the SAIF deposits acquired by FANB. This proposal is part of the 1996 Budget Reconciliation Act and as of March 31, 1996, had not been signed into law. Should passage of such legislation occur, the Corporation is expected to record a one-time charge estimated to be approximately $5.5 million, net of tax. In addition, the proposal would impose up to a 2.5 basis point annual charge on all insured deposits of depository institutions in order to pay interest on the debt incurred by the Financing Corporation. Should this become effective, it will increase the Corporation's total Bank Insurance Fund and SAIF premiums over the next 12 months over currently anticipated amounts by $1.1 million, net of tax, based on deposits at March 31, 1996.

     The Corporation and seven other financial institutions are defendants in a class action lawsuit brought in the Circuit Court of Shelby County, Tennessee. The lawsuit alleges antitrust, unconscionability, usury, and contract claims arising out of the defendant's returned check charges. The asserted plaintiff class consists of depositors who have been charged returned check or overdraft fees. The plaintiffs are requesting compensatory and punitive damages of $25.0 million against each defendant. The antitrust, unconscionability, and usury claims were previously dismissed, and in December 1993, the Circuit Court granted the defendants' motion for summary judgment, dismissing the remaining claims. The plaintiffs appealed to the Tennessee Court of Appeals, which affirmed the Circuit Court's dismissal of the action. The plaintiffs then appealed to the Tennessee Supreme Court. Oral argument was heard before the Tennessee Supreme Court on April 2, 1996, and the Corporation is awaiting the Court's decision. In addition, a related antitrust lawsuit alleging a price fixing conspiracy involving the same facts was filed by the plaintiffs against the Corporation and eight other financial institutions in the U.S. District Court for the Western District of Tennessee. In March 1994, the District Court granted the defendants' motion for summary judgment dismissing the action. The plaintiffs appealed to the Sixth Circuit Court of Appeals, which affirmed the District Court's granting of summary judgement. The plaintiffs then sought permission to appeal to the United States Supreme Court. In February 1996, the United States Supreme Court denied the plaintiffs' request for permission to appeal. Thus, the Federal action has been concluded. Management believes the state suit is without merit and, based upon information currently known and on advice of counsel, that it will not have a material adverse effect on the Corporation's consolidated financial statements.

     Following the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Charter (now FAFSB), brought an action against the OTS and FDIC seeking injunctive and other relief, contending that Congress' elimination of supervisory goodwill required rescission of certain supervisory transactions. The Federal District Court found in Charter's favor, but in 1992 the Fourth Circuit Court of Appeals reversed, and the U.S. Supreme Court denied Charter's petition for certiorari. In 1995, the Federal Circuit Court found in favor of another thrift institution in a similar case (Winstar Corp. v. United States) in which the association sought damages for breach of contract. Following this decision, Charter filed suit against the United States Government ("Government") in the Court of Federal Claims based on breach of contract. The Government sought Supreme Court review of the Winstar decision and the Supreme Court granted the Government's petition. The Government has agreed to stay FAFSB's action pending the Supreme Court's decision in the Winstar case.

     The value of FAFSB's claims against the Government, as well as their ultimate outcome, are contingent upon a number of factors, some of which are outside of FAFSB's control, and are highly uncertain as to substance, timing and the dollar amount of any damages which might be awarded should FAFSB finally prevail. Under the Agreement and Plan of Reorganization as amended by and between FAFSB and the Corporation, in the event that FAFSB is successful in this litigation, the FAFSB shareholders as of December 1, 1995 will be entitled to receive additional consideration equal in value to 50% of any recovery, net of all taxes and certain other expenses, including the costs and expenses of such litigation, received on or before December 1, 2000 subject to certain limitations in the case of certain business combinations. Such additional consideration, if any, is payable in the common stock of the Corporation, based on the average per share closing price on the date of receipt by FAFSB of the last payment constituting a recovery from the Government.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION


     The following discussion should be read in conjunction with the consolidated financial statements appearing within this report. Reference should also be made to First American Corporation's 1995 Annual Report for a complete discussion of factors that impact results of operations, liquidity, and capital.

OVERVIEW

     Net income for the first quarter of 1996 was $29.8 million, or $1.01 per share compared with $25.3 million, or $.88 per share, for the first quarter of 1995. The $4.5 million increase in first quarter 1996 earnings compared to the same time last year included a $6.2 million increase in net interest income, a $7.6 million increase in non-interest income, and a $5.3 million increase in non-interest expense. Return on average assets ("ROA") and return on average equity ("ROE") were 1.26% and 15.08%, respectively, for the first quarter of 1996. ROA and ROE were 1.26% and 14.86%, respectively, in the first quarter of 1995.

     On April 18, 1996, First American's Board of Directors increased the quarterly cash dividend on its common stock from $.28 per share to $.31 per share, an 11% increase, effective with the second quarter 1996 dividend payable on May 31, 1996.

     In March 1996, First American National Bank ("FANB"), a wholly-owned subsidiary of First American, entered into an agreement to purchase 96.2% of the stock of INVEST Financial Corporation ("INVEST") for $26.0 million in cash. Simultaneously, INVEST announced an agreement to acquire Investment Center Group, Inc., the parent of Investment Centers of America, for approximately $5 million in cash, which would make INVEST the nation's largest marketer of mutual funds, annuities, and other investment products sold through financial institutions. The acquisition of INVEST is subject to regulatory approval and is expected to be accounted for as a purchase.

     Effective March 29, 1996, FANB purchased 49% of the stock of The SSI Group, Inc., a healthcare payments processing company, for $8.6 million. The transaction was accounted for under the equity method of accounting.

     Effective March 11, 1996, First American acquired First City Bancorp,
Inc. ("First City") by exchanging approximately 1.1 million shares of First American Corporation common stock for all of the outstanding shares of First City. First City was a bank holding company headquartered in Murfreesboro, Tennessee, and operated two Tennessee state chartered banks and a consumer finance company. First City had $366 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area. The transaction was accounted for as a purchase.

     Effective December 1, 1995, First American acquired Charter Federal
Savings Bank ("Charter") by exchanging approximately 1.8 million shares of First American Corporation common stock for all of the outstanding shares of Charter, a federal savings bank headquartered in Bristol, Virginia, with $725 million of assets and 27 branches (eight in Knoxville, Tennessee, five in Bristol, Tennessee and Bristol, Virginia; and 14 in other locations in southwestern Virginia). The transaction was accounted for as a purchase. Simultaneously with the acquisition, the name of Charter was changed to First American Federal Savings Bank ("FAFSB"). The Virginia branches of First American are operated under this legal entity.

     Effective November 1, 1995, First American acquired Heritage Federal Bancshares, Inc. ("Heritage") by exchanging approximately 2.9 million shares of First American Corporation common stock for all of the outstanding shares of Heritage. Heritage was merged with and into First American. Heritage was the holding company for Heritage Federal Bank for Savings, a federal savings bank which was merged into FANB and which had $526 million of assets and 13 offices primarily in the east Tennessee areas of Tri-Cities, Anderson County, and Roane County. The transaction was accounted for as a pooling of interests, and accordingly, prior year information has been restated reflecting the combination.

RESULTS OF OPERATIONS
NET INTEREST INCOME

     Net interest income on a taxable equivalent basis represented 73% of total revenues in the first quarter of 1996 and 76% in the first quarter of 1995.
For purposes of this discussion, total revenues consist of the sum of net interest income and non-interest income. Net interest income on a taxable equivalent basis in the first quarter of 1996 was $84.7 million, up $6.2 million, or 8%, from $78.5 million in the first quarter of 1995. Net interest income is the difference between total interest income earned on earning assets such as loans and securities and total interest expense incurred on interest-bearing liabilities such as deposits and other interest-bearing liabilities. Net interest income is affected by the volume and mix of earning assets and interest-bearing liabilities and the corresponding interest yields and costs.

     Total interest income on a taxable equivalent basis amounted to $172.2 million for the first quarter of 1996, compared to $145.8 million for the first quarter of 1995, an increase of $26.4 million, or 18%. Of the $26.4 million increase in total interest income, $26.7 million resulted from an increase in the volume of earning assets (primarily loans) which was partially offset by a $.3 million decrease which resulted from a decrease in average yields. Average earning assets rose $1.37 billion, or 18%, to $8.84 billion. Average loans increased $1.21 billion, or 23%, to $6.42 billion, average securities declined $68.8 million to $2.10 billion, and average money market investments increased $228.7 million to $317.3 million. Excluding the Charter and First City acquisitions, average loans for the quarter ended March 31, 1996, increased 14% over the same period last year. The average yield on earning assets decreased 8 basis points to 7.83% from 7.91%, reflecting a lower interest rate environment in the first quarter of 1996 compared to the first quarter of 1995. For example, the national prime lending rate and 5-year treasury security yields averaged 8.33% and 5.57%, respectively, in the first quarter of 1996 compared to 8.83% and 7.39%, respectively, in the first quarter of 1995.

     Total interest expense in the first quarter of 1996 increased
$20.2 million to $87.5 million from the first quarter of 1995. Of the increase, $13.4 million resulted from an increase in the volume of interest-bearing liabilities and $6.8 million was due to higher average interest rates paid on interest-bearing funds. In the first quarter of 1996, average interest-bearing liabilities grew $1.23 billion, or 20%, to $7.44 billion from $6.20 billion in the first quarter of 1995. Average interest-bearing deposits increased $976.1 million, or 19%, to $6.06 billion, average short- term borrowings rose $143.7 million, or 17%, to $991.3 million, and average long-term debt increased $113.2 million, or 42%, to $383.7 million. Excluding the Charter and First City acquisitions, total interest-bearing deposits increased 8%. The average rate paid on interest-bearing liabilities increased 33 basis points to 4.73% from 4.40%. The increase in rates paid on interest-bearing liabilities during a period in which external interest rates declined on average reflects the use of derivatives and the fact that First American's fixed rate liabilities do not reprice immediately due to varying maturities. Excluding the impact of derivatives, the average rates on interest-bearing liabilities increased 13 basis points to 4.56% from 4.43%.

     Net interest income increased primarily as a result of the increase in the volume of earning assets partially offset by a lower net interest spread. Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities. First American's net interest spread declined 41 basis points to 3.10% during the first quarter of 1996 from 3.51% for the first quarter of 1995. This decline was due primarily to a 33 basis point increase in the rates paid on interest-bearing liabilities and an eight basis point decrease in yields on earning assets.

     As the net interest spread declined, the net interest margin, which is net interest income expressed as a percentage of average earning assets, decreased to 3.85% for the first quarter of 1996 as compared with 4.26% for the same quarter a year earlier. The primary factor leading to the decline in net interest margin was the change in the mix of deposits and other interest-bearing liabilities away from demand deposits, NOW accounts, and regular savings toward funding sources with higher interest rates. Average non-interest bearing demand deposits represented 13.2% of average earning assets during the first quarter of 1996 compared to 14.7% during the first quarter of 1995. NOW accounts averaged 9.1% of average earning assets during the three months ended March 31, 1996, versus 11.3% during the same time last year and had average interest rates of 1.95% and 2.02%, respectively, during the first quarters of 1996 and 1995. Regular savings averaged 4.2% of earning assets during the first quarter of 1996 down from 6.0% during the previous year's first quarter and had average interest rates of 2.40% and 2.38%, respectively during the first quarters of 1996 and 1995. All other interest-bearing liabilities averaged 70.9% of average earning assets during the first quarter of 1996 compared to 65.7% during the same time last year and had average interest rates of 5.22% during the three months ended March 31, 1996, and 5.00% during the same time in the previous year. In addition to the other factors previously discussed, the competitive environment also put downward pressure on the net interest margin.

PROVISION FOR LOAN LOSSES

     This topic is addressed under the caption "Allowance and Provision for Possible Loan Losses."

NON-INTEREST INCOME

     Total non-interest income was $32.0 million for the first quarter of 1996 compared with $24.4 million for the first quarter of 1995, an increase of $7.6 million, or 31% and included a $1.4 million increase in net realized gains on sales of securities. Non-interest income represented 27% of total revenues in the first quarter of 1996 and 24% during the same time last year. Non-interest income, excluding net securities gains, totalled $30.6 million, an increase of $6.2 million, or 26%, from $24.4 million in the first quarter of 1995. The increase from the first quarter of 1995 includes a $2.5 million, or 23%, increase in service charges on deposit accounts, a $1.0 million, or 46%, increase in investment services income, and a $2.5 million, or 44%, increase in other income. The increase in service charges on deposit accounts results primarily from a greater number of deposit accounts and related activities for commercial and retail deposits. The average number of retail deposit accounts increased 17% and the average number of commercial deposit accounts increased 11% from first quarter 1995 to the current period. The improvement in investment services income over the first quarter of 1995 resulted principally from growth in retail brokerage commissions related to mutual funds sales and institutional brokerage commissions on various types of securities transactions. Other income in the first quarter of 1996 included a $.6 million increase in income and fees related to selling residential mortgage loans, a $.4 million increase in interchange fees from the Check Card, a $.4 million increase in gains from sales of loans, and a $1.1 million net increase in the various other classifications within other income. Excluding the Charter and First City acquisitions, non-interest income increased 28% from the first quarter of 1995 to the current quarter.

NON-INTEREST EXPENSE

     Total non-interest expense increased $5.3 million, or 9%, to $67.7 million for the first quarter of 1996 compared with $62.4 million for the same period in 1995. Salaries and employee benefits increased $3.2 million, or 9%, from the same period in 1995 due to additional employees resulting primarily from acquisitions, merit increases and incentive compensation. From March 31, 1995, to March 31, 1996, the number of full-time equivalent employees increased 8%, of which approximately 4% of the increase related to the Charter acquisition on December 1, 1995, with the remaining 4% of the increase related to the First City acquisition effective March 11, 1996. Marketing expenses increased $1.4 million, or 67%, from the first quarter of 1995 to the first quarter of 1996 primarily due to a $1.2 million increase in advertising expenditures related principally to the Company's "Loan by Phone" retail consumer loan programs and "FAIR" money market account product. Net occupancy expense grew $.6 million, or 12%, over the previous year's first quarter and equipment expense increased $.5 million, or 15%, primarily due to increased expenses associated with growth in premises and equipment over the prior year's first quarter. Other expenses increased $1.2 million, or 19%, from the previous year's first quarter primarily due to a $1.0 million increase in amortization of intangibles primarily related to the Charter acquisition. The above increases in non-interest expense were partially offset by a $2.8 million decrease in FDIC insurance expense, which declined due to a reduction in the annual assessment rate on the majority of the Company's deposits from $.23 per $100 of deposits during the first quarter of 1995 to a rate of $.00 per $100 of deposits during the first quarter of 1996. The Company's deposit liabilities, however, include approximately $1.20 billion of deposits which were obtained through acquisitions of various thrift institutions on which the annual assessment rate remained $.23 per $100 of deposits. First American's operating efficiency ratio (non-interest expense as a percentage of the sum of net interest income, on a fully taxable basis, and non-interest income) improved to 58.00% in the first quarter of 1996, compared to 60.59% the first quarter of 1995. Non-interest expense excluding the Charter and First City acquisitions increased 2%.

INCOME TAXES

     During the first quarters of 1996 and 1995, First American's income tax expense was $18.3 million and $14.4 million, respectively. The major factor for the increase in income tax expense was the higher income before income taxes.

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

     In conjunction with managing interest rate sensitivity, at March 31, 1996, First American had derivatives with notional values totaling $1.20 billion. These derivatives had a net negative fair value (unrealized net pre-tax loss) of $42 thousand. Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. At March 31, 1995, First American had derivatives with notional values totaling $1.84 billion. These derivatives had a net positive fair value of $4.7 million at March 31, 1995. The instruments utilized are noted in the following table along with their notional amounts and fair values at March 31, 1996 and 1995.



                                                                                                    Weighted
                                                                                                    Average
                           Related Variable                       Weighted Average Rate             Maturity
                                 Rate            Notional       -------------------------           --------       Fair
 (in thousands)             Asset/Liability       Amount         Paid            Received            Years         Value
- ------------------------------------------------------------------------------------------------------------------------
 MARCH 31, 1996
  Interest rate swaps    Money market           $  900,000       5.90% (1)          5.35% (2)         1.6      $    757
                         deposits
  Interest rate swaps    Long-term debt            100,000       6.32  (1)          5.28  (3)          .4          (436)

  Forward interest       Money market              200,000       6.64  (4)          5.33  (4)          .3          (363)
    rate swaps           deposits               ----------                                                         ----
                                                $1,200,000                                                      $   (42)
========================================================================================================================
 March 31, 1995
  Interest rate swaps    Money market           $  450,000       5.85% (1)          6.39% (2)         1.4       $ 6,679
                         deposits
  Interest rate swaps    Long-term debt            200,000       7.11  (1)          6.27  (3)         1.6          (860)
  Interest rate swaps    Loans                     200,000       6.45  (3)          7.39  (1)         4.2         1,888
  Forward interest       Money market              650,000       7.81  (5)          N/A   (5)         1.6        (3,422)
   rate swaps            deposits
  Basis swaps            Held to maturity          200,000       6.18  (6)          6.38  (3)          .1           391
                         securities
  Futures contracts      Money market              140,000       N/A   (7)          N/A   (7)         1.6             -
                         deposits               ----------                                                      -------
                                                $1,840,000                                                      $ 4,676
=======================================================================================================================

(1) Fixed rate.
(2) Variable rate which reprices quarterly based on 3-month LIBOR except for $25 million which reprices every 6 months based on 6-month LIBOR.
(3) Variable rate which reprices quarterly based on 3-month LIBOR.
(4) Forward swap periods began in June 1995. The rates paid are fixed and were set at the inception of the contracts. Variable rates received are based on 3-month LIBOR and reprice quarterly.
(5) Forward swap periods began in June 1995 for $200 million and December 1995 for $450 million. The rates to be paid were fixed and were set at the inception of the contracts. Variable rates to be received were based on 3-month LIBOR but were unknown at March 31, 1995, since they were not established until the affected periods began.
(6) Variable rate which reprices quarterly based on 5-year constant maturity Treasury rate less a constant spread.
(7) Represents $140 million short position of Eurodollar futures contracts which in aggregate simulates a $35 million 2-year interest rate swap.

         As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities
which offer more interest rate risk protection.   At March 31, 1996, there were
$3.3 million of deferred net losses related to terminated derivatives contracts, and there were $4.8 million of deferred net gains at March 31, 1995. Deferred gains and losses on off-balance-sheet derivative activities are recognized as interest income or interest expense over the original covered periods.

     Net interest income for the quarter ended March 31, 1996, was decreased by derivative products expense of $2.7 million. Net interest income for the quarter ended March 31, 1995, was increased by $1.2 million derivative products income.

     Credit risk exposure due to off-balance-sheet hedging is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. As of March 31, 1996, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure. First American's net credit exposure on outstanding derivatives was $1.5 million on March 31, 1996. Given the credit standing of the counterparts to the derivative contracts, Management believes that this credit exposure is reasonable in light of its objectives.

FINANCIAL CONDITION

ASSETS

     Total assets of First American rose $1.69 billion, or 21%, to $9.85 billion at March 31, 1996, compared to $8.17 billion one year earlier. The growth in total assets was primarily due to the $1.19 billion, or 22%, increase in loans, net of unearned discount and net deferred loan fees, to $6.52 billion at March 31, 1996, from $5.33 billion at March 31, 1995. Leading the growth in loans were commercial loans, which increased $453.5 million, or 19%, over a broad range of industry categories, consumer amortizing mortgages, which increased $370.2 million, or 26%, and other consumer loans, which increased $258.4 million, or 24%. The increase in loan volume reflects the positive economic conditions in Tennessee and selected markets in adjacent states and the success of First American's sales efforts and marketing programs. Additionally, total assets increased due to a $224.7 million, or 10%, increase in securities. Excluding the Charter and First City acquisitions, total assets grew $595.0 million, or 7%, from March 31, 1995, to March 31, 1996.

     Total assets increased $169.7 million from $9.68 billion at December
31, 1995, to $9.85 billion at March 31, 1996. The growth in total assets from December 31, 1995, to March 31, 1996, was primarily due to the $90.0 million increase in loans, net of unearned discount and net deferred loan fees, and the $244.4 million increase in securities partially offset by the $124.0 million decrease in Federal funds sold and securities purchased under agreements to resell. Leading the growth in loans were other consumer loans, which increased $37.6 million, commercial real estate loans, which increased $26.4 million, and commercial loans, which increased $19.2 million. Excluding the First City acquisition, total assets decreased $196.3 million from December 31, 1995, to March 31, 1996.

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

     In order to maintain the allowance at an appropriate level, First American's loan loss methodology produced no provision for loan losses during the first quarter of 1996. The provision for loan losses of $31 thousand in the first quarter of 1995 was recorded by Heritage prior to its merger with First American. The primary factors leading to no provision for loan losses in the first quarter of 1996 were the continued favorable levels of asset quality as discussed under the caption "Asset Quality" and relatively low net loan charge-off experience. In the first quarters of 1996 and 1995, net charge-offs were $2.1 million and $.1 million, respectively. Net charge-offs as a percentage of average loans on an annualized basis amounted to .13% and
 .01%, respectively, in the first quarters of 1996 and 1995. Activity in the allowance for possible loan losses in the first quarter of 1996 also included a $2.1 million increase due to the March 11, 1996, acquisition of First City.

     The allowance for possible loan losses was $132.4 million at March 31, 1996, $129.4 million at March 31, 1995, and $132.4 million at December 31, 1995. The allowance for possible loan losses represented 2.03% and 2.43% of net loans at March 31, 1996 and 1995, respectively, and 2.06% at December 31, 1995.

ASSET QUALITY

     First American's nonperforming assets (excluding loans 90 days past due on accrual status) were $26.8 million at March 31, 1996, $20.8 million at March 31, 1995, and $29.4 million at December 31, 1995. Nonperforming assets (excluding loans 90 days past due on accrual status) at March 31, 1996, represented .41% of total loans and foreclosed properties, compared to .39% at March 31, 1995, and .46% at December 31, 1995. At March 31, 1996,
nonperforming assets were comprised of $17.1 million of non-accrual loans and $9.7 million of foreclosed properties.

     Other potential problem loans consist of loans that are currently not considered nonperforming but on which information about possible credit problems has caused Management to doubt the ability of the borrowers to comply fully with present repayment terms. At March 31, 1996, loans totalling approximately $80 million, while not considered nonperforming loans, were classified in First American's internal loan grading system as substandard or worse, compared with approximately $72 million of such loans at March 31, 1995, and $67 million at December 31, 1995. Depending on the economy and other factors, these loans and others, which may not be presently identified, could become nonperforming assets in the future.

LIABILITIES

     Total deposits were $7.44 billion at March 31, 1996, an increase of $1.13 billion, or 18%, from $6.31 billion a year earlier. Excluding the Charter and First City acquisitions, total deposits grew $288.0 million, or 5%, from March 31, 1995, to March 31, 1996. Core deposits, which are defined as total deposits excluding certificates of deposit $100,000 and over and foreign deposits, totalled $6.71 billion at March 31, 1996, and $5.73 billion at March 31, 1995. Short-term borrowings increased $240.8 million, or 30%, to $1.04 billion at March 31, 1996, from $800.7 million at March 31, 1995. Long-term debt increased $97.3 million from March 31, 1995, to $367.8 million at March 31, 1996, primarily due to the $144.2 million increase in long-term debt in the fourth quarter of 1995 partially offset by the repayment of $55.5 million of variable rate borrowings from the Federal Home Loan Bank ("FHLB") in the first quarter of 1996.

     Total deposits increased $59.7 million from December 31, 1995, to March 31, 1996. Excluding the First City acquisition, total deposits decreased $267.5 million, or 4%, during the same time frame. Core deposits increased $222.9 million, short-term borrowings increased $103.2 million, and long-term debt decreased $54.0 million from December 31, 1995, to March 31, 1996. The decrease in long-term debt resulted principally from the repayment of $55.5 million of variable rate borrowings from the FHLB.

CAPITAL POSITION

     Total shareholders' equity was $825.9 million, or 8.38% of total assets at March 31, 1996, $682.1 million, or 8.35% of total assets, at March 31, 1995, and $795.5 million, or 8.22% of total assets at December 31, 1995. Book value per share was $27.52 on March 31, 1996, $24.00 per share on March 31, 1995, and $26.93 per share on December 31, 1995.

     Total shareholders' equity increased $30.4 million from December 31, 1995, principally from $21.7 million of earnings retention ($29.8 million of net income less $8.1 million of dividends) and the net issuance of $16.1 million of common stock, which consisted of $45.8 million of common stock issued in the acquisition of First City and the issuance of $3.6 million of common stock in connection with employee benefit and dividend reinvestment plans, less $33.3 million of common stock repurchased for the acquisitions of Charter and First City. Partially offsetting the above increases in shareholders' equity was the $7.7 million change in net unrealized gains and losses on securities available for sale, net of tax.

     In the first quarter of 1996, First American declared cash dividends on its common stock of $.28 per share compared to $.25 per share in the first quarter of 1995, a 12% increase. The dividend payout ratio was 28% in the first quarter of 1996 compared to 28% in the first quarter of 1995. On April 18, 1996, the First American Board of Directors increased the quarterly cash dividend on its common stock from $.28 per share to $.31 per share effective with the second quarter 1996 dividend payable on May 31, 1996, to shareholders of record on May 15, 1996.

     The Federal Reserve Board and Office of the Comptroller of the
Currency (OCC) regulations require that bank holding companies and national banks maintain minimum capital ratios. As of March 31, 1996, the Company and its principal bank subsidiary, First American National Bank (FANB), had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. At March 31, 1996, the Company and FANB, respectively, had total risk-based capital ratios of 12.40% and 11.38%, Tier I risk-based capital ratios of 9.82% and 10.12%, and Tier I leverage capital ratios of 7.77% and 8.19%. In order to be considered well capitalized, the total risk-based capital ratio must be a minimum of 10%, the Tier I risk-based capital ratio must equal or exceed 6%, and the Tier I leverage capital ratio must be 5% or greater.

     FAFSB is subject to capital requirements adopted by the OTS, which are similar but not identical to those issued by the Federal Reserve Board and the OCC. As of March 31, 1996, FAFSB had ratios which exceeded the regulatory requirements to be classified as "well capitalized".

LIQUIDITY

     Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets, which include cash and cash equivalents (less
Federal Reserve Bank reserve requirements), money market instruments, and securities that will mature within one year, amounted to $934.2 million and $634.8 million at March 31, 1996 and 1995, respectively. The estimated average maturity of securities was 4.2 years and 5.3 years at March 31, 1996 and 1995, respectively. The average repricing life of the total securities portfolio was
1.7 years and 2.5 years at March 31, 1996 and 1995, respectively. The overall liquidity position of First American is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 90% of total deposits at March 31, 1996, versus 91% at March 31, 1995.

     There were no revolving credit borrowings outstanding during the first quarter of 1996 on First American's $70.0 million revolving credit agreement.

                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

            The information called for by this item is incorporated by reference to Item 3 of the Registrant's annual report on Form 10-K for the year ended December 31, 1995, and Note 8 to the Corporation's Consolidated Financial Statements for the quarter ended March 31, 1996 included herein.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

            Number                                                Description
            ------         -------------------------------------------------------------------------------

            11             Statement regarding computation of per share earnings is included in Note 6 to the
                           Consolidated Financial Statements for the quarter ended March 31, 1996.  See Part 1,
                           Item 1.

            15             Letter regarding unaudited interim financial information from KPMG Peat Marwick LLP, dated April 18, 1996.

            27             Financial Data Schedule for interim year-to-date period ended March 31, 1996.  (For
                           SEC use only)



            (b) Reports on Form 8-K

                A report on Form 8-K dated March 29, 1996, was voluntarily filed under Item 5 disclosing that First American National Bank ("FANB"), a national banking association and wholly-owned subsidiary of First American Corporation, entered into a Stock Purchase Agreement dated March 27, 1996, under which FANB agreed to purchase 96.2% of the stock of INVEST Financial Corporation ("INVEST") from Zurich Kemper Investments, Inc. ("Kemper") for $26,000,000 in cash.

                A report on Form 8-K dated February 5, 1996, was voluntarily filed under Item 5 disclosing an Amendment dated as of February 2, 1996 to the Agreement and Plan of Merger by and between First American Corporation and First City Bancorp, Inc. dated July 5, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              FIRST AMERICAN CORPORATION
                              ---------------------------
                              (Registrant)



                               /s/  Martin E. Simmons
                              -----------------------------------------------
                              Martin E. Simmons
                              Executive Vice President, General Counsel,
                                 Secretary and Principal Financial Officer


                              Date:                  May 13, 1996
                                     ----------------------------------------