Form 10-Q
period 1996-06-30
FIRST AMERICAN CORP /TN/
filed 1996-08-09
CIK 36068

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

          Common shares outstanding:  29,579,410 as of July 31, 1996.

                           FIRST AMERICAN CORPORATION
                                AND SUBSIDIARIES

                                     INDEX




            Part I.    Financial Information                                            Page
            --------------------------------
            Item 1     Financial Statements (unaudited)

                       Consolidated Income Statements for the Three and Six
                       Months Ended June 30, 1996 and 1995                               3

                       Consolidated Balance Sheets as of June 30, 1996,
                       June 30, 1995 and December 31, 1995                               4

                       Consolidated Statements of Changes in Shareholders' Equity
                       for the Six Months Ended June 30, 1996 and June 30, 1995          5

                       Consolidated Statements of Cash Flows for the Six
                       Months Ended June 30, 1996 and June 30, 1995                      6

                       Notes to Consolidated Financial Statements                        7

            Item 2     Management's Discussion and Analysis of Results of
                       Operations and Financial Condition                               11


            Part II.   Other Information
            ----------------------------

            Item 1     Legal Proceedings                                                20

            Item 4     Submission of Matters to a Vote of Security Holders              20

            Item 6     Exhibits and Reports on Form 8-K                                 20

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                   QUARTER ENDED      SIX MONTHS ENDED
                                                                       JUNE 30            JUNE 30
                                                                 ------------------  ------------------
                                                                   1996      1995      1996      1995
                                                                 --------  --------  --------  --------
                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

INTEREST INCOME
  Interest and fees on loans                                     $135,259  $116,271  $268,251  $224,765
  Interest and dividends on securities                             37,740    35,319    71,819    70,579
  Interest on Federal funds sold and securities
     purchased under agreements to resell                             961       932     4,719     1,774
  Interest on time deposits with other banks and other interest       663       456     1,164       844
- -------------------------------------------------------------------------------------------------------
                 Total interest income                            174,623   152,978   345,953   297,962
- -------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE
   Interest on deposits:
      NOW accounts                                                  3,956     4,094     7,836     8,298
      Money market accounts                                        27,331    20,101    52,646    38,352
      Regular savings                                               1,997     2,461     4,199     5,103
      Certificates of deposit under $100,000                       21,864    18,131    43,593    33,989
      Certificates of deposit $100,000 and over                     8,894     8,783    18,043    14,463
      Other time and foreign                                        6,677     5,365    13,257    10,053
- -------------------------------------------------------------------------------------------------------
                 Total interest on deposits                        70,719    58,935   139,574   110,258
- -------------------------------------------------------------------------------------------------------
       Interest on short-term borrowings                           12,108    11,960    24,319    23,272
       Interest on long-term debt                                   6,569     4,658    13,015     9,344
- -------------------------------------------------------------------------------------------------------
                 Total interest expense                            89,396    75,553   176,908   142,874
- -------------------------------------------------------------------------------------------------------
Net interest income                                                85,227    77,425   169,045   155,088
Provision for loan losses                                             -          28       -          59
- -------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                85,227    77,397   169,045   155,029
- -------------------------------------------------------------------------------------------------------
Non-interest income
  Service charges on deposit accounts                              14,640    12,032    28,229    23,123
  Commissions and fees on fiduciary activities                      4,329     4,211     8,756     8,148
  Investment services income                                        3,667     2,545     6,867     4,732
  Trading account revenue                                              11      (245)      284       418
  Merchant discount fees                                              856       742     1,625     1,435
  Net realized gain (loss) on sales and write-downs of securities     106       337     1,507       354
  Other income                                                      7,847     5,940    16,197    11,752
- -------------------------------------------------------------------------------------------------------
                 Total non-interest income                         31,456    25,562    63,465    49,962
- -------------------------------------------------------------------------------------------------------
Non-interest expense
  Salaries and employee benefits                                   39,057    35,860    77,924    71,574
  Net occupancy expense                                             5,665     5,364    11,690    10,740
  Equipment expense                                                 4,155     4,019     8,235     7,575
  Systems and processing expense                                    3,537     3,069     6,633     5,859
  FDIC insurance expense                                              722     3,438     1,376     6,886
  Marketing expense                                                 3,449     2,507     6,980     4,625
  Communication expense                                             2,968     2,418     5,761     4,915
  Supplies expense                                                  1,109       921     2,375     2,064
  Foreclosed properties expense (income), net                      (2,466)   (2,660)   (2,652)   (3,276)
  Other expenses                                                    8,225     6,793    15,787    13,122
- -------------------------------------------------------------------------------------------------------
                 Total non-interest expense                        66,421    61,729   134,109   124,084
- -------------------------------------------------------------------------------------------------------
Income before income tax expense                                   50,262    41,230    98,401    80,907
Income tax expense                                                 19,373    15,462    37,712    29,876
- -------------------------------------------------------------------------------------------------------
Net income                                                       $ 30,889  $ 25,768   $60,689  $ 51,031
=======================================================================================================
Per common share:
  Net income                                                     $   1.04  $    .91   $  2.05  $   1.79
  Cash dividends                                                      .31       .25       .59       .50
=======================================================================================================
Weighted average common shares outstanding                         29,699    28,315    29,608    28,493
=======================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30                  DECEMBER 31
                                                                               -----------------------------       -----------
                                                                                  1996               1995             1995
                                                                               ----------         ----------       -----------
                                                                                           (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks                                                      $  452,360         $   417,191       $  494,496
  Time deposits with other banks                                                    7,692              36,883           26,733
  Securities:
     Held to maturity (market value $885,446, $1,631,375 and
       $933,911, respectively)                                                    890,051           1,632,582          931,084
     Available for sale (amortized cost $1,532,856, $583,130
       and $1,196,414, respectively)                                            1,513,420             582,941        1,202,493
- ------------------------------------------------------------------------------------------------------------------------------
       Total securities                                                         2,403,471           2,215,523        2,133,577
- ------------------------------------------------------------------------------------------------------------------------------
  Federal funds sold and securities purchased under
    agreements to resell                                                           62,201              90,805          291,042
  Trading account securities                                                       44,375              29,224           22,419
  Loans:
    Commercial                                                                  2,923,322           2,554,860        2,823,827
    Consumer--amortizing mortgages                                              1,840,511           1,456,934        1,784,836
    Consumer--other                                                             1,301,216           1,096,144        1,281,921
    Real estate--construction                                                     168,520             167,143          186,655
    Real estate--commercial mortgages and other                                   372,302             311,396          354,918
- ------------------------------------------------------------------------------------------------------------------------------
       Total loans                                                              6,605,871           5,586,477        6,432,157
    Unearned discount and net deferred loan fees                                    6,389               6,336            6,181
- ------------------------------------------------------------------------------------------------------------------------------
        Loans, net of unearned discount and net deferred
           loan fees                                                            6,599,482           5,580,141        6,425,976
     Allowance for possible loan losses                                           133,562             128,903          132,415
- ------------------------------------------------------------------------------------------------------------------------------
        Total net loans                                                         6,465,920           5,451,238        6,293,561
- ------------------------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                     143,357             116,972          129,419
  Foreclosed properties                                                             8,778               9,256           10,683
  Other assets                                                                    285,691             232,243          279,699
- ------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                           $9,873,845         $ 8,599,335       $9,681,629
==============================================================================================================================
Liabilities
  Deposits:
     Demand (non-interest-bearing)                                             $1,240,038         $ 1,135,942       $1,266,285
     NOW accounts                                                                 792,221             794,938          811,862
     Money market accounts                                                      2,195,793           1,794,999        2,031,796
     Regular savings                                                              339,207             400,745          376,725
     Certificates of deposit under $100,000                                     1,699,914           1,401,419        1,679,792
     Certificates of deposit $100,000 and over                                    696,276             680,318          750,491
     Other time                                                                   363,369             297,502          320,382
     Foreign                                                                       93,173             106,047          144,961
- ------------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                          7,419,991           6,611,910        7,382,294
- ------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                                                         1,154,541             819,993          938,287
  Long-term debt                                                                  349,766             269,878          421,791
  Other liabilities                                                               130,479             205,720          143,725
- ------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                       9,054,777           7,907,501        8,886,097
- ------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Common stock, $5 par value; authorized 50,000,000
     shares; issued: 29,567,951 shares at June 30, 1996;
     28,012,240 shares at June 30, 1995; and 29,539,819
     shares at December 31, 1995                                                  147,840             140,061          147,699
  Capital surplus                                                                 159,226             107,842          162,254
  Retained earnings                                                               527,296             447,119          483,973
  Deferred compensation on restricted stock                                        (2,693)             (2,051)          (1,263)
  Employee stock ownership plan obligation                                           (599)               (721)            (661)
- ------------------------------------------------------------------------------------------------------------------------------
      Realized shareholders' equity                                               831,070             692,250          792,002
  Net unrealized gains (losses) on securities available for
    sale, net of tax                                                              (12,002)               (416)           3,530
- ------------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                819,068             691,834          795,532
- ------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                             $9,873,845         $ 8,599,335       $9,681,629
==============================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                      NET
                                                                                                   UNREALIZED
                                                                           DEFERRED   EMPLOYEE       GAINS
                                                                         COMPENSATION   STOCK       (LOSSES)
                                                                              ON      OWNERSHIP   ON SECURITIES
SIX MONTHS ENDED JUNE 30, 1995, AND          COMMON   CAPITAL   RETAINED  RESTRICTED     PLAN       AVAILABLE
  JUNE 30, 1996                              STOCK    SURPLUS   EARNINGS    STOCK     OBLIGATION    FOR SALE      TOTAL
                                             ------   -------   --------  ----------  ----------   ------------   -----
                                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Balance, January 1, 1995                    $143,625  $130,933  $409,638  $ (2,161)   $  (781)     $(13,581)     $667,673
Issuance of 191,094 common shares in
  connection with Employee Benefit
  Plan, net of discount on Dividend
  Reinvestment Plan                              955     3,061      -         -          -             -            4,016
Issuance of 15,077 shares of restricted
  common stock                                    76       414      -         (490)      -             -             -
Repurchase of 919,000 shares of common
  stock                                       (4,595)  (26,789)     -         -          -             -          (31,384)
Amortization of deferred compensation
  on restricted stock                           -        -          -          600       -             -              600
Reduction in employee stock ownership
  plan obligation                               -        -          -         -            60          -               60
Net income                                      -        -        51,031      -          -             -           51,031
Cash dividends declared ($.50 per
  common share)                                 -        -       (12,994)     -          -             -          (12,994)
Cash dividends declared by pooled
  company                                       -        -          (605)     -          -             -             (605)
Change in net unrealized gains and
  losses on securities available for
  sale, net of tax                              -        -          -         -          -           13,165        13,165
Tax benefit from stock option and award
  plans                                         -          223      -         -          -             -              223
Other                                           -        -            49      -          -             -               49
- -------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1995                       $140,061  $107,842  $447,119  $ (2,051)   $  (721)     $   (416)     $691,834
=========================================================================================================================

Balance, January 1, 1996                    $147,699  $162,254  $483,973   $(1,263)   $  (661)     $  3,530      $795,532
Issuance of 225,813 common shares in
  connection with Employee Benefit
  Plan, net of discount on Dividend
  Reinvestment Plan                            1,129     7,067      -         -            -            -           8,196
Issuance of 44,488 shares of restricted
  common stock                                   223     1,868      -       (2,091)         -           -             -
Repurchase of 1,315,331 shares of common
  stock                                       (6,577)  (52,884)     -         -            -            -         (59,461)
Issuance of 1,073,759 common shares for
  purchase of First City Bancorp, Inc.         5,369    40,937      -         -            -            -          46,306
Amortization of deferred compensation
  on restricted stock                           -         -         -          661          -            -             661
Reduction in employee stock ownership
  plan obligation                               -         -         -         -             62          -              62
Net income                                      -         -       60,689      -            -            -          60,689
Cash dividends declared ($.59 per
  common share)                                 -         -      (17,366)     -            -            -         (17,366)
Change in net unrealized gains and
  losses on securities available
  for sale, net of tax                          -         -         -         -            -        (15,532)      (15,532)
Other                                             (3)      (16)     -         -            -            -             (19)
- -------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                      $147,840  $159,226  $527,296   $(2,693)   $   (599)    $(12,002)     $819,068
=========================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                     -----------------------
                                                                                       1996           1995
                                                                                     --------       --------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                                         $ 60,689       $  51,031
  Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                           -              59
        Depreciation of premises and equipment                                          7,239           6,797
        Amortization of intangible assets                                               4,356           1,960
        Other amortization (accretion), net                                               250          (3,974)
        Deferred income tax expense                                                     6,844           5,602
        Net realized gain on sales of securities                                       (1,507)           (354)
        Net gain on sales of premises and equipment                                       (15)            (12)
        Change in assets and liabilities, net of effects from acquisition:
           (Increase) decrease in accrued interest receivable                           5,215          (4,889)
           Increase (decrease) in accrued interest payable                            (14,215)          5,015
           Increase in trading account securities                                     (21,956)        (20,607)
           (Increase) decrease in other assets                                         38,226         (14,042)
           Increase (decrease) in other liabilities                                    (1,895)         97,001
- -------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                            83,231         123,587
- -------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net (increase) decrease in time deposits with other banks                            19,579         (33,028)
  Proceeds from sales of securities available for sale                                240,255         489,921
  Proceeds from maturities of securities available for sale                           191,338           9,859
  Purchases of securities available for sale                                         (635,710)       (368,509)
  Proceeds from maturities of securities held to maturity                             109,564         146,894
  Purchases of securities held to maturity                                            (65,792)       (134,400)
  Net (increase) decrease in Federal funds sold and securities
     purchased under agreements to resell                                             264,030         (62,671)
  Net increase in loans                                                                (6,612)       (409,548)
  Acquisitions, net of cash acquired                                                    4,525               -
  Proceeds from sales of premises and equipment                                        11,809              137
  Purchases of premises and equipment                                                 (28,457)         (12,819)
- --------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                                 104,529         (374,164)
- --------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                (289,539)         304,131
  Net increase (decrease) in short-term borrowings                                    201,811         (109,847)
  Net repayment of Federal Home Loan Bank advances                                    (73,187)            (383)
  Net repayment of other long-term debt                                                  (393)            (446)
  Net proceeds from issuance of common stock                                            8,196            4,016
  Cash dividends paid                                                                 (17,366)         (13,599)
  Repurchase of common stock                                                          (59,461)         (31,384)
  Other                                                                                    43            1,364
- --------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                (229,896)         153,852
- --------------------------------------------------------------------------------------------------------------
   Decrease in cash and due from banks                                                (42,136)         (96,725)
   Cash and due from banks, January 1                                                 494,496          513,916
- --------------------------------------------------------------------------------------------------------------
   Cash and due from banks, June 30                                                  $452,360         $417,191
==============================================================================================================
   Cash paid during the period for:
     Interest expense                                                                $189,684         $137,865
     Income taxes                                                                      26,308           14,392
   Noncash investing activities:
     Foreclosures                                                                         216              727
     Stock issued for acquisition                                                      46,306                -
- --------------------------------------------------------------------------------------------------------------

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

(2) NONPERFORMING ASSETS
    Nonperforming assets were as follows:
                                                          JUNE 30         December 31
- ---------------------------------------------------------------------------------------
    (in thousands)                                   1996        1995        1995
- ---------------------------------------------------------------------------------------
Non-accrual loans                                   $17,567     $15,270     $18,670
Foreclosed properties                                 8,778       9,256      10,683
- ---------------------------------------------------------------------------------------
     Total nonperforming assets                     $26,345     $24,526     $29,353
=======================================================================================
90 days or more past due on accrual                 $13,797     $ 6,567     $ 6,123
=======================================================================================
Nonperforming assets as a percent of loans
   and foreclosed properties (excluding
   90 days or more past due on accrual)                 .40 %       .44 %       .46 %
=======================================================================================

(3) ALLOWANCE FOR POSSIBLE LOAN LOSSES
    Transactions in the allowance for possible loan losses were as follows:

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30
- ---------------------------------------------------------------------------------------
        (in thousands)                                            1996         1995
Balance, January 1                                              $132,415     $129,436
Provision (credited) charged to operating expenses                  -              59
Allowance of subsidiary purchased                                  2,126         -
- ---------------------------------------------------------------------------------------
                                                                 134,541      129,495
- ---------------------------------------------------------------------------------------
Loans charged off                                                 12,295        7,536
Recoveries of loans previously charged off                        11,316        6,944
- ---------------------------------------------------------------------------------------
Net charge-offs                                                      979          592
- ---------------------------------------------------------------------------------------
Balance, June 30                                                $133,562     $128,903
=======================================================================================
Allowance ratios were as follows:
                                                                     SIX MONTHS ENDED
                                                                         JUNE 30
- ---------------------------------------------------------------------------------------
                                                                    1996         1995
- ---------------------------------------------------------------------------------------
Allowance end of period to net loans outstanding                    2.02%        2.31%
Net charge-offs to average loans (annualized)                        .03          .02
=======================================================================================

(4) ACQUISITIONS
    Effective July 1, 1996, First American National Bank ("FANB"), a wholly-owned subsidiary of the Corporation, purchased 96.2% of the stock of INVEST Financial Corporation ("INVEST") for $26.0 million in cash. Simultaneously, INVEST completed its acquisition of Investment Center Group, Inc., the parent of Investment Centers of America, in a transaction valued at approximately $5 million. Both transactions will be accounted for as purchases.
    Effective April 1, 1996, FANB purchased 49% of the stock of The SSI Group, Inc., a healthcare payments processing company, for $8.6 million. The transaction is being accounted for under the equity method of accounting.
    Effective March 11, 1996, the Corporation acquired First City Bancorp,
Inc. ("First City") by exchanging approximately 1.1 million shares of First American Corporation common stock for all of the outstanding shares of First City. First City was a bank holding company headquartered in Murfreesboro, Tennessee, and operated two Tennessee state chartered banks and a consumer finance company. First City had $366 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area. The transaction was accounted for as a purchase.
    Effective December 1, 1995, First American Corporation acquired Charter Federal Savings Bank ("Charter") by exchanging approximately 1.8 million shares of First American Corporation common stock for all of the outstanding shares of Charter, a federal savings bank headquartered in Bristol, Virginia, with $725 million of assets and 27 branches (eight in Knoxville, Tennessee, five in Bristol, Tennessee and Bristol, Virginia; and 14 in other locations in southwestern Virginia). The transaction was accounted for as a purchase. Simultaneously with the acquisition, the name of Charter was changed to First American Federal Savings Bank ("FAFSB"). The Virginia branches of the Corporation are operated under this legal entity.
    Effective November 1, 1995, First American Corporation acquired Heritage Federal Bancshares, Inc. ("Heritage") by exchanging approximately 2.9 million shares of First American Corporation common stock for all of the outstanding shares of Heritage. Heritage was merged with and into the Corporation. Heritage was the holding company for Heritage Federal Bank for Savings, a federal savings bank which was merged into FANB and which had $526 million of assets and 13 offices primarily in the east Tennessee areas of Tri-Cities, Anderson County, and Roane County. The transaction was accounted for as a pooling of interests, and accordingly, prior period information has been restated reflecting the combination.

(5) ACCOUNTING MATTERS
    During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights--An Amendment of FASB Statement No. 65." SFAS No. 122 amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to require that rights to service mortgage loans for others be recognized as separate assets, however those servicing rights are acquired. An enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair value. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. SFAS No. 122 was adopted by the Corporation on January 1, 1996, and applied prospectively to any transactions in which the Corporation sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS No. 122.
Adoption of SFAS No. 122 did not have a material effect on the Corporation's consolidated financial statements.
    During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new optional method of accounting for stock-based compensation based on calculations of fair value at grant date. Under this method, the fair value of a stock option is recognized as compensation expense over the service period (generally the vesting period). SFAS No. 123 requires that if a company continues to account for stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), it must provide proforma net income and earnings per share information "as if" the new fair value approach had been adopted. The recognition provisions of SFAS No. 123 may be adopted upon issuance. The disclosure provisions are effective for years beginning after

December 15, 1995; however, the proforma disclosures shall include the effects of all awards granted in fiscal years beginning after December 15, 1994. The SFAS No. 123 disclosure provisions need not be applied to an interim report unless a complete set of financial statements is presented for that period. The Corporation will continue to account for stock-based compensation under Opinion 25.

(6) EARNINGS PER COMMON SHARE
    Earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during each respective period.

(7) COMMON STOCK
    The Corporation purchased 1.3 million shares of First American Corporation common stock in the open market during the first six months of 1996 at a total cost of $59.5 million. Under Tennessee law, such shares are considered authorized but unissued. Accordingly, the Corporation reduced common stock and reflected the excess of the purchase price over par of such repurchased shares as a reduction from capital surplus. As of June 30, 1996, all repurchased shares had been used to fund the acquisitions of Charter and First City.

(8) LEGAL AND REGULATORY MATTERS
    The Savings Association Insurance Fund ("SAIF"), which insures deposits of thrift institutions, is undercapitalized as a result of losses sustained by the S&L industry during the late 1980's and early 1990's. To adequately capitalize the SAIF fund, Congress has considered a series of proposed legislation to levy a one-time assessment on SAIF deposits. While no proposed legislation has been enacted into law, most proposals generally would require a one-time payment of up to 85 basis points on SAIF deposits. Under what is believed to be the most costly proposal, banks that obtained SAIF deposits through acquisitions (where the FDIC premium is computed under the "Oakar Amendment" to the Federal Deposit Insurance Act) would receive a 20% discount to allow for deposit runoff that occurs subsequent to acquisitions. The discount would apply to the SAIF deposits acquired by FANB. Should passage of such legislation occur, the Corporation is expected to record a one-time charge estimated to be approximately $5.5 million, net of tax. In addition, such proposal would impose up to a 2.4 basis point annual charge through 2019 on all insured deposits of depository institutions in order to pay interest on the debt incurred by the Financing Corporation, a corporation established by the Federal Housing Finance Board to issue stock and debt principally to assist in funding the Federal Savings and Loan Insurance Corporation ("FSLIC") Resolution Fund. Should this annual charge become effective, it will increase the Corporation's total Bank Insurance Fund and SAIF premiums over the next 12 months over currently anticipated amounts by $1.1 million, net of tax, based on deposits at June 30, 1996. Other Congressional proposals or their combinations produce less costs to the Corporation to assist the SAIF fund issues.
    The Corporation and seven other financial institutions are defendants in a class action lawsuit brought in the Circuit Court of Shelby County, Tennessee. The lawsuit alleges antitrust, unconscionability, usury, and contract claims arising out of the defendant's returned check charges. The asserted plaintiff class consists of depositors who have been charged returned check or overdraft fees. The plaintiffs are requesting compensatory and punitive damages of $25.0 million against each defendant. The antitrust, unconscionability, and usury claims were previously dismissed, and in December 1993, the Circuit Court granted the defendants' motion for summary judgment, dismissing the remaining claims. The plaintiffs appealed to the Tennessee Court of Appeals, which affirmed the Circuit Court's dismissal of the action. The plaintiffs then appealed to the Tennessee Supreme Court. Oral argument was heard before the Tennessee Supreme Court on April 2, 1996, and the Corporation is awaiting the Court's decision. Management believes the above suit is without merit and, based upon information currently known and on advice of counsel, that it will not have a material adverse effect on the Corporation's consolidated financial statements.
    Following the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Charter (now FAFSB), brought an action against the OTS and FDIC seeking injunctive and other relief, contending that Congress' elimination of supervisory goodwill required rescission of certain supervisory transactions. The Federal District Court found in Charter's favor, but in 1992 the Fourth Circuit Court of Appeals reversed, and the U.S. Supreme Court denied Charter's petition for certiorari. In 1995, the Federal Circuit Court found in favor of another thrift institution in a similar case (Winstar

Corp. v. United States) in which the association sought damages for breach of contract. Charter also filed suit against the United States Government ("Government") in the Court of Federal Claims based on breach of contract. The Government sought Supreme Court review of the Winstar decision and the Supreme Court granted the Government's petition. The Government agreed to stay FAFSB's action pending the Supreme Court's decision in the Winstar case. On July 1, 1996, the Supreme Court affirmed the lower court's decision in Winstar. The stay was automatically lifted, and FAFSB's suit is now proceeding.
    The value of FAFSB's claims against the Government, as well as their ultimate outcome, are contingent upon a number of factors, some of which are outside of FAFSB's control, and are highly uncertain as to substance, timing and the dollar amount of any damages which might be awarded should FAFSB finally prevail. Under the Agreement and Plan of Reorganization as amended by and between FAFSB and the Corporation, in the event that FAFSB is successful in this litigation, the FAFSB shareholders as of December 1, 1995 will be entitled to receive additional consideration equal in value to 50% of any recovery, net of all taxes and certain other expenses, including the costs and expenses of such litigation, received on or before December 1, 2000 subject to certain limitations in the case of certain business combinations. Such additional consideration, if any, is payable in the common stock of the Corporation, based on the average per share closing price on the date of receipt by FAFSB of the last payment constituting a recovery from the Government.
    Also, there are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

    The following discussion should be read in conjunction with the consolidated financial statements appearing within this report. Reference should also be made to First American Corporation's 1995 Annual Report for a complete discussion of factors that impact results of operations, liquidity, and capital.

OVERVIEW
    Net income for the second quarter of 1996 was $30.9 million, or $1.04 per share compared with $25.8 million, or $.91 per share, for the second quarter of 1995. The $5.1 million increase in second quarter 1996 earnings compared to the same time last year included a $7.8 million increase in net interest income, a $5.9 million increase in non-interest income, and a $4.7 million increase in non-interest expense. Return on average assets ("ROA") and return on average equity ("ROE") were 1.28% and 15.05%, respectively, for the second quarter of 1996. ROA and ROE were 1.24% and 14.88%, respectively, in the second quarter of 1995.
     Net income for the six months ended June 30, 1996, was $60.7 million, or $2.05 per share compared with $51.0 million, or $1.79 per share, for the same time last year. The $9.7 million increase in earnings for the first half of 1996 compared to the same time last year included a $14.0 million increase in net interest income, a $13.5 million increase in non-interest income, and a $10.0 million increase in non-interest expense. ROA and ROE were 1.27% and 15.07%, respectively, for the six months ended June 30, 1996. ROA and ROE were 1.25% and 14.87%, respectively, in the first half of 1995.
    Effective July 1, 1996, First American National Bank ("FANB"), a wholly-owned subsidiary of First American, purchased 96.2% of the stock of INVEST Financial Corporation ("INVEST") for $26.0 million in cash. Simultaneously, INVEST completed its acquisition of Investment Center Group, Inc., the parent of Investment Centers of America, in a transaction valued at $5.0 million, which makes INVEST the nation's largest marketer of mutual funds, annuities, and other investment products sold through financial institutions. Both transactions will be accounted for as purchases.
    Effective April 1, 1996, FANB purchased 49% of the stock of The SSI Group, Inc., a health care payments processing company, for $8.6 million. The transaction is being accounted for under the equity method of accounting.
    Effective March 11, 1996, First American acquired First City Bancorp, Inc. ("First City") by exchanging approximately 1.1 million shares of First American Corporation common stock for all of the outstanding shares of First City.
First City was a bank holding company headquartered in Murfreesboro, Tennessee, and operated two Tennessee state chartered banks and a consumer finance company. First City had $366 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area. The transaction was accounted for as a purchase.
    Effective December 1, 1995, First American acquired Charter Federal
Savings Bank ("Charter") by exchanging approximately 1.8 million shares of First American Corporation common stock for all of the outstanding shares of Charter, a federal savings bank headquartered in Bristol, Virginia, with $725 million of assets and 27 branches (eight in Knoxville, Tennessee, five in Bristol, Tennessee and Bristol, Virginia; and 14 in other locations in southwestern Virginia). The transaction was accounted for as a purchase. Simultaneously with the acquisition, the name of Charter was changed to First American Federal Savings Bank ("FAFSB"). The Virginia branches of First American are operated under this legal entity.
    Effective November 1, 1995, First American acquired Heritage Federal Bancshares, Inc. ("Heritage") by exchanging approximately 2.9 million shares of First American Corporation common stock for all of the outstanding shares of Heritage. Heritage was merged with and into First American. Heritage was the holding company for Heritage Federal Bank for Savings, a federal savings bank which was merged into FANB and which had $526 million of assets and 13 offices primarily in the east Tennessee areas of Tri-Cities, Anderson County, and Roane County. The transaction was accounted for as a pooling of interests, and accordingly, prior period information has been restated to reflect the combination.

RESULTS OF OPERATIONS
NET INTEREST INCOME
     Net interest income on a taxable equivalent basis represented 73% of total revenues in the second quarter of 1996 and 75% in the second quarter of 1995. For purposes of this discussion, total revenues consist of the sum of net interest income and non-interest income. Net interest income on a taxable equivalent basis in the second quarter of 1996 was $86.1 million, up $7.8 million, or 10%, from $78.3 million in the second quarter of 1995. Net interest income is the difference between total interest income earned on earning assets such as loans and securities and total interest expense incurred on interest-bearing liabilities such as deposits. Net interest income is affected by the volume and mix of earning assets and interest-bearing liabilities and the corresponding interest yields and costs.
     Total interest income on a taxable equivalent basis amounted to $175.5 million for the second quarter of 1996, compared to $153.8 million for the second quarter of 1995, an increase of $21.7 million, or 14%. Of the $21.7 million increase in total interest income, $24.8 million resulted from an increase in the volume of earning assets (primarily loans) which was partially offset by a $3.1 million decrease which resulted from a decrease in average yields. Average earning assets rose $1.25 billion, or 16%, to $8.95 billion. Average loans increased $1.08 billion, or 20%, to $6.52 billion, average securities increased $148.6 million, or 7%, to $2.31 billion, and average money market investments increased $21.1 million to $118.2 million. Excluding the Charter and First City acquisitions, average loans for the quarter ended June 30, 1996, increased 9% over the same period last year. The average yield on earning assets decreased 13 basis points to 7.88% from 8.01%, reflecting a generally lower short-term interest rate environment in the second quarter of 1996 compared to the second quarter of 1995. For example, the national prime lending rate and 1-year treasury security yields averaged 8.25% and 5.66%, respectively, in the second quarter of 1996 compared to 9.00% and 5.97%, respectively, in the second quarter of 1995. Longer-term external interest rates were generally equal to or slightly higher than the second quarter of 1995.
     Total interest income on a taxable equivalent basis amounted to $347.7 million for the six months ended June 30, 1996, compared to $299.7 million for the same time last year, an increase of $48.0 million, or 16%. Of the $48.0 million increase in total interest income, $52.1 million resulted from an increase in the volume of earning assets (primarily loans) which was partially offset by a $4.1 million decrease which resulted from a decrease in average yields. Average earning assets rose $1.31 billion, or 17%, to $8.90 billion. Average loans increased $1.14 billion, or 21%, to $6.47 billion, average securities increased $39.9 million, or 2%, to $2.21 billion, and average money market investments increased $124.9 million to $217.7 million. Excluding the Charter and First City acquisitions, average loans for the six months ended
June 30, 1996, increased 12% over the same period last year. The average yield on earning assets decreased 10 basis points to 7.86% from 7.96%, reflecting a generally lower interest rate environment in the first half of 1996 compared to the same time last year. For example, the national prime lending rate and 5-year treasury security yields averaged 8.29% and 6.02%, respectively, in the first six months of 1996 compared to 8.92% and 6.90%, respectively, in the first six months of 1995.
     Total interest expense in the second quarter of 1996 increased $13.8 million, or 18%, to $89.4 million from the second quarter of 1995. Of the increase, $12.7 million resulted from an increase in the volume of interest-bearing liabilities and $1.1 million was due to higher average interest rates paid on interest-bearing funds. In the second quarter of 1996, average interest-bearing liabilities grew $1.09 billion, or 17%, to $7.54 billion from $6.45 billion in the second quarter of 1995. Average interest-bearing deposits increased $845.6 million, or 16%, to $6.18 billion, average short-term borrowings rose $148.5 million, or 17%, to $1.00 billion, and average long-term debt increased $91.5 million, or 34%, to $361.6 million. Excluding the Charter and First City acquisitions, total interest-bearing deposits increased 1%.
     The average rate paid on interest-bearing liabilities increased 8 basis points to 4.77% from 4.69%. The increase in rates paid on interest-bearing liabilities during a period in which short-term external interest rates declined on average (e.g., the Federal funds rate averaged 5.24% in the second quarter of 1996 compared to 6.02% in the second quarter of 1995) reflected the use of derivatives, the fact that First American's fixed rate liabilities do not reprice immediately due to varying maturities, and the change in the mix of deposits and other interest-bearing liabilities away from demand deposits, NOW accounts, and regular savings toward funding sources with higher interest rates. Excluding the impact of derivatives, the average rates on interest-bearing liabilities decreased 22 basis points to 4.51% from 4.73%. Average non-interest bearing demand deposits represented 13.3% of average earning assets during the second quarter of 1996 compared to 14.1% during the quarter of 1995. NOW accounts averaged 9.1% of average earning assets during the three months ended June 30, 1996, versus 10.6% during the same time last year and had average interest rates of 1.96% and 2.02%, respectively, during the second quarters of 1996 and 1995. Regular savings averaged 3.9% of earning assets during the second quarter of 1996 down from 5.4% during the previous year's second quarter and had average interest rates of 2.29% and 2.38%, respectively, during the second quarters of 1996 and 1995. All other interest-bearing liabilities averaged 71.3% of average earning assets during the second quarter of 1996 compared to 67.8% during the same time last year and had average interest rates of 5.26% during the three months ended June 30, 1996, and 5.29% during the same time in the previous year.
   Total interest expense in the six months ended June 30, 1996, increased
$34.0 million, or 24%, to $176.9 million from the same time last year. Of the increase, $26.4 million resulted from an increase in the volume of interest-bearing liabilities and $7.6 million was due to higher average interest rates paid on interest-bearing funds. In the first six months of 1996, average interest-bearing liabilities grew $1.16 billion, or 18%, to $7.49 billion from $6.33 billion in the first half of 1995. Average interest-bearing deposits increased $910.2 million, or 17%, to $6.12 billion, average short-term borrowings rose $146.1 million, or 17%, to $997.8 million, and average long-term debt increased $102.4 million, or 38%, to $372.7 million. Excluding the Charter and First City acquisitions, total interest-bearing deposits increased 4%. The average rate paid on interest-bearing liabilities increased 20 basis points to 4.75% from 4.55%.
The increase in rates paid on interest-bearing liabilities during a period in which short-term external interest rates declined on average (e.g., the Federal funds rate averaged 5.30% in the first six months of 1996 compared to 5.92% in the first half of 1995) reflected the use of derivatives, the fact that First American's fixed rate liabilities do not reprice immediately due to varying maturities, and the change in the mix of deposits and other interest-bearing liabilities away from demand deposits, NOW accounts, and regular savings toward funding sources with higher interest rates. Excluding the impact of derivatives, the average rates on interest-bearing liabilities decreased 6 basis points to 4.53% from 4.59%. Average non-interest bearing demand deposits represented 13.3% of average earning assets during the first six months of 1996 compared to 14.4% during the first half of 1995. NOW accounts averaged 9.1% of average earning assets during the six months ended June 30, 1996, versus 10.9% during the same time last year and had average interest rates of 1.95% and 2.02%, respectively, during the first six months of 1996 and 1995. Regular savings averaged 4.0% of earning assets during the first six months of 1996 down from 5.7% during the previous year and had average interest rates of 2.35% and 2.38%, respectively, during the first six months of 1996 and 1995. All other interest-bearing liabilities averaged 71.1% of average earning assets during the first half of 1996 compared to 66.8% during the same time last year and had average interest rates of 5.24% during the six months ended June 30, 1996, and 5.15% during the same time in the previous year.
   Net interest income in the second quarter of 1996 increased primarily as a result of the increase in the volume of earning assets partially offset by a lower net interest spread. Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities.
First American's net interest spread declined 21 basis points to 3.11% during the second quarter of 1996 from 3.32% for the second quarter of 1995. This decline was due to an eight basis point increase in the rates paid on interest-bearing liabilities and a 13 basis point decrease in yields on earning assets.
   As the net interest spread declined, the net interest margin, which is net interest income expressed as a percentage of average earning assets, decreased to 3.87% for the second quarter of 1996 as compared with 4.07% for the same quarter a year earlier. The primary factor leading to the decline in net interest margin was the change in the mix of deposits and other interest-bearing liabilities away from demand deposits, NOW accounts, and regular savings toward funding sources with higher interest rates. In addition to the other factors previously discussed, the competitive environment also put downward pressure on the net interest margin.
   Net interest income in the six months ended June 30, 1996, increased primarily as a result of the increase in the volume of earning assets partially offset by a lower net interest spread. First American's net interest spread declined 30 basis points to 3.11% during the first six months of 1996 from 3.41% for the same time last year. This decline was due to a 20 basis point increase in the rates paid on interest-bearing liabilities and a 10 basis point decrease in yields on earning assets.
   As the net interest spread declined, the net interest margin decreased to 3.86% for the six months ended June 30, 1996, as compared with 4.16% for the same period a year earlier. The primary factor leading to the decline in net interest margin was the change in the mix of deposits and other interest-bearing liabilities away from demand deposits, NOW accounts, and regular savings toward funding sources with higher interest rates. In addition to the other factors previously discussed, the competitive environment also put downward pressure on the net interest margin.

PROVISION FOR LOAN LOSSES
     This topic is addressed under the caption "Allowance and Provision for Possible Loan Losses."

NON-INTEREST INCOME
     Total non-interest income was $31.5 million for the second quarter of 1996 compared with $25.6 million for the second quarter of 1995, an increase of $5.9 million, or 23%. Non-interest income represented 27% of total revenues in the second quarter of 1996 and 25% during the same time last year. Non-interest income, excluding net securities gains, totalled $31.4 million, an increase of $6.2 million, or 24%, from $25.2 million in the second quarter of 1995. The increase from the second quarter of 1995 included a $2.6 million, or 22%, increase in service charges on deposit accounts, a $1.1 million, or 44%, increase in investment services income, and a $1.9 million, or 32%, increase in other income. The increase in service charges on deposit accounts resulted primarily from a greater number of deposit accounts and related activities for commercial and retail deposits. The average number of retail deposit accounts increased 16% and the average number of commercial deposit accounts increased 12% from second quarter 1995 to the current quarter. The improvement in investment services income over the second quarter of 1995 resulted principally from growth in retail brokerage commissions related to mutual funds and annuities sales and institutional brokerage commissions on various types of securities transactions. Other income in the second quarter of 1996 included a $.7 million increase in income and fees related to selling residential mortgage loans, a $.4 million increase in interchange fees from the Check Card, and an $.8 million net increase in the various other classifications within other income. Excluding the Charter and First City acquisitions, non-interest income increased 18% from the second quarter of 1995 to the current quarter.
     Total non-interest income was $63.5 million for the first six months of 1996 compared with $50.0 million for the same time last year, an increase of $13.5 million, or 27% and included a $1.2 million increase in net realized gains on sales of securities. Non-interest income represented 27% of total revenues in the first half of 1996 and 24% during the same time last year. Non-interest income, excluding net securities gains, totalled $62.0 million, an increase of $12.4 million, or 25%, from $49.6 million in the six months ended June 30, 1995. The increase from the first six months of 1995 included a $5.1 million, or 22%, increase in service charges on deposit accounts, a $2.1 million, or 45%, increase in investment services income, and a $4.4 million, or 38%, increase in other income. The increase in service charges on deposit accounts resulted primarily from a greater number of deposit accounts and related activities for commercial and retail deposits. The average number of retail deposit accounts increased 16% and the average number of commercial deposit accounts increased 11% from six months ended June 30, 1995 to the current period. The improvement in investment services income over the first half of 1995 resulted principally from growth in retail brokerage commissions related to mutual funds and annuities sales and institutional brokerage commissions on various types of securities transactions. Other income in the first six months of 1996 included a $1.3 million increase in income and fees related to selling residential mortgage loans, an $.8 million increase in interchange fees from the Check Card, a $.5 million increase in gains from sales of student loans, and a $1.8 million net increase in the various other classifications within other income. Excluding the Charter and First City acquisitions, non-interest income increased 23% from the six months ended June 30, 1995.

NON-INTEREST EXPENSE
     Total non-interest expense increased $4.7 million, or 8%, to $66.4 million for the second quarter of 1996 compared with $61.7 million for the same period in 1995. Salaries and employee benefits increased $3.2 million, or 9%, from the same period in 1995 principally due to merit increases and additional employees resulting primarily from acquisitions. From June 30, 1995, to June 30, 1996, the number of full-time equivalent employees increased 8% related primarily to the Charter and First City acquisitions. Marketing expenses increased $.9 million, or 38%, from the second quarter of 1995 due primarily to media and direct mail advertising in new and existing markets related principally to consumer and small business deposit and loan products. Communication expenses increased $.6 million, or 23%, primarily related to higher telecommunications expenditures and postage. Other expenses increased $1.4 million, or 21%, from the previous year's second quarter primarily due to a $1.4 million increase in amortization of intangibles related to the Charter and First City acquisitions. The above increases in non-interest expense were partially offset by a $2.7 million decrease in FDIC insurance expense, which declined due to a reduction in the annual assessment rate on the majority of the Company's deposits from $.23 per $100 of deposits during the second quarter of 1995 to a rate of $.00 per $100 of deposits during the second quarter of 1996. The Company's deposit liabilities, however, included approximately $1.21 billion of deposits which were obtained through acquisitions of various thrift institutions on which the annual assessment rate remained approximately $.23 per $100 of deposits. First American's operating efficiency ratio (non-interest expense as a percentage of the sum of net interest income, on a fully taxable basis, and non-interest income) improved to 56.49% in the second quarter of 1996, compared to 59.45% the second quarter of 1995. Non-interest expense excluding the Charter and First City acquisitions decreased 3%.
     Total non-interest expense increased $10.0 million, or 8%, to $134.1 million for the six months ended June 30, 1996, compared with $124.1 million for the same period in 1995. Salaries and employee benefits increased $6.4 million, or 9%, from the same period in 1995 principally due to merit increases and additional employees resulting primarily from acquisitions. Marketing expenses increased $2.4 million, or 51%, from the first six months of 1995 due primarily to media and direct mail advertising in new and existing markets related principally to consumer and small business deposit and loan products. Net occupancy expense grew $1.0 million, or 9%, primarily due to higher rent and other occupancy-related expenses due to the Charter and First City acquisitions. Communication expenses increased $.9 million, or 17%, primarily related to higher telecommunications expenditures and postage. Other expenses increased $2.7 million, or 20%, from the previous year's first six months primarily due to a $2.4 million increase in amortization of intangibles related to the Charter and First City acquisitions. The above increases in non-interest expense were partially offset by a $5.5 million decrease in FDIC insurance expense, which declined due to a reduction in the annual assessment rate on the majority of the Company's deposits. First American's operating efficiency ratio improved to 57.24% in the first half of 1996, compared to 60.02% in the first half of 1995. Non-interest expense excluding the Charter and First City acquisitions decreased .4%.

INCOME TAXES
     During the second quarters of 1996 and 1995, First American's income tax expense was $19.4 million and $15.5 million, respectively. During the six months ended June 30, 1996 and 1995, income tax expense was $37.7 million and $29.9 million, respectively. The major factor for the increases in income tax expense for the quarter and six-month periods was the higher income before income taxes.

ASSET/LIABILITY MANAGEMENT
     First American has utilized off-balance-sheet derivative products for a number of years in managing its interest rate sensitivity. The use of non-complex, non-leveraged derivative products has reduced the Company's exposure to changes in the interest rate environment. By using derivative products such as interest rate swaps and futures contracts to alter the nature of (hedge) specific assets or liabilities on the balance sheet (for example to change a variable to a fixed rate obligation), the derivative product offsets fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should produce close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products have enabled First American to improve its balance between interest-sensitive assets and interest-sensitive liabilities by managing interest rate sensitivity, while continuing to meet the lending and deposit needs of its customers.
     In conjunction with managing interest rate sensitivity, at June 30, 1996, First American had derivatives with notional values totaling $1.25 billion. These derivatives had a net positive fair value (unrealized net pre-tax gain) of $6.1 million. Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements.
At June 30, 1995, First American had derivatives with notional values totaling $1.84 billion. These derivatives had a net negative fair value of $3.9 million at June 30, 1995. The instruments utilized are noted in the following table along with their notional amounts and fair values at June 30, 1996 and 1995.


                                                                                             Weighted
                                                                                             Average
                                                              Weighted Average Rate          Maturity
                         Related Variable Rate   Notional   --------------------------       --------    Fair
(in thousands)              Asset/Liability       Amount       Paid           Received        Years      Value
- ---------------------------------------------------------------------------------------------------------------
June 30, 1996
 Interest rate swaps     Money market deposits  $  700,000    5.86%  (1)         5.50%  (2)     1.5    $ 5,286
 Interest rate swaps     Long-term debt            100,000    6.32   (1)         5.49   (3)      .2       (173)
 Interest rate swaps     Loans                     250,000    5.51   (3)         6.75   (1)     3.0      1,632
 Forward interest rate   Available for sale
  swaps                   securities               100,000    7.02   (4)           N/A  (4)     3.9       (661)
 Forward interest rate
  swaps                  Money market deposits     100,000    6.50   (5)           N/A  (5)     1.9         (9)
                                                ----------                                             -------
                                                $1,250,000                                             $ 6,075
===============================================================================================================
June 30, 1995
 Interest rate swaps     Money market deposits  $  650,000    5.91%  (1)         6.19%  (2)     1.4    $   494
 Interest rate swaps     Long-term debt            200,000    7.11   (1)         6.11   (3)     1.3     (3,222)
 Interest rate swaps     Loans                     200,000    6.22   (3)         7.39   (1)     3.9      9,133
 Forward interest rate
  swaps                  Money market deposits     650,000    7.81   (6)           N/A  (6)     1.4     (9,549)
 Futures contracts (7)   Money market deposits     140,000     N/A                 N/A          1.4       (727)
                                                ----------                                             -------
                                                $1,840,000                                             $(3,871)
                                                ==========                                             =======

(1)  Fixed rate.
(2) Variable rate which reprices quarterly based on 3-month LIBOR except for $25 million which reprices every 6 months based on 6-month LIBOR.
(3)  Variable rate which reprices quarterly based on 3-month LIBOR.
(4) Forward swap periods to begin in May 1997 for $50 million and June 1997 for $50 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR but were unknown at June 30, 1996, since the forward swap periods had not yet begun.
(5) Forward swap periods to begin in May 1997. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR but were unknown at June 30, 1996, since the forward swap period had not yet begun.
(6) Forward swap periods began in June 1995 for $200 million and December 1995 for $450 million. The rates to be paid were fixed and were set at the inception of the contracts. Variable rates received were based on 3-month LIBOR and were 5.95% for the contracts which began in June 1995 but were unknown at June 30, 1995 for the December 1995 contracts since the forward swap periods on those contracts had not yet begun.
(7) Represents $140 million short position of Eurodollar futures contracts which in aggregate simulates a $35 million 2-year interest rate swap.

     As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities which offer more interest rate risk protection. At June 30, 1996, there were $1.4 million of deferred net losses related to terminated derivatives contracts, and there were $3.5 million of deferred net gains at June 30, 1995. Deferred gains and losses on off-balance-sheet derivative activities are recognized as interest income or interest expense over the original covered periods.
     Net interest income for the quarter ended June 30, 1996, was decreased by derivative products expense of $4.1 million. Net interest income for the quarter ended June 30, 1995, was increased by $1.3 million derivative products income. Net interest income for the six months ended June 30, 1996, was decreased by derivative products expense of $6.8 million. Net interest income for the six months ended June 30, 1995, was increased by $2.5 million derivative products income.
     Credit risk exposure due to off-balance-sheet hedging is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. As of June 30, 1996, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure. First American's net credit exposure on outstanding derivatives was $6.7 million on June 30, 1996. Given the credit standing of the counterparts to the derivative contracts, Management believes that this credit exposure is reasonable in light of its objectives.

FINANCIAL CONDITION
ASSETS
     Total assets of First American rose $1.27 billion, or 15%, to $9.87 billion at June 30, 1996, compared to $8.60 billion one year earlier. The growth in total assets was primarily due to the $1.02 billion, or 18%, increase in loans, net of unearned discount and net deferred loan fees, to $6.60 billion at June 30, 1996, from $5.58 billion at June 30, 1995. Leading the growth in loans were consumer amortizing mortgages, which increased $383.6 million, or 26%, commercial loans, which increased $368.5 million, or 14%, over a broad range of industry categories, and other consumer loans, which increased $205.1 million, or 19%. The increase in loans reflects the Charter and First City acquisitions, positive economic conditions in Tennessee and selected markets in adjacent states, and the success of First American's sales efforts and marketing programs. Excluding the Charter and First City acquisitions, loans grew $441.1 million, or 8%, from June 30, 1995, to June 30, 1996. Additionally, total assets increased due to a $187.9 million, or 8%, increase in securities. Excluding the Charter and First City acquisitions, total assets grew $100.4 million, or 1%, from June 30, 1995, to June 30, 1996.
     Total assets increased $192.2 million from $9.68 billion at December 31, 1995, to $9.87 billion at June 30, 1996. The growth in total assets from December 31, 1995, to June 30, 1996, was primarily due to the $173.5 million increase in loans, net of unearned discount and net deferred loan fees, and the $269.9 million increase in securities partially offset by the $228.8 million decrease in Federal funds sold and securities purchased under agreements to resell. Leading the growth in loans were commercial loans, which increased $99.5 million, consumer amortizing loans, which increased $55.7 million, and other consumer loans, which increased $19.3 million. Excluding the First City acquisition, total loans increased $6.4 million and total assets decreased $205.9 million from December 31, 1995, to June 30, 1996.
     During June 1996, approximately $92 million of mortgage loans were transferred to the mortgage warehouse and held for sale pending the July 1996 closing of a transaction to securitize and sell those mortgage loans. The mortgage servicing will be retained by First American. The transaction will result in a gain in the amount of approximately $1.0 million.

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES
     Management's policy is to maintain the allowance for possible loan losses at a level which is adequate to absorb estimated loan losses inherent in the loan portfolio. The provision for loan losses is a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance at an appropriate level. Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision.
     In order to maintain the allowance at an appropriate level, First American's loan loss methodology produced no provision for loan losses during the second quarter of 1996 nor during the first six months of 1996. The provisions for loan losses of $28 thousand in the second quarter of 1995 and $59 thousand in the first six months of 1995 were recorded by Heritage prior to its merger with First American. The primary factors leading to no provision for loan losses in the six months ended June 30, 1996, were the continued favorable levels of asset quality as discussed under the caption "Asset Quality" and relatively low net loan charge-off experience. In the second quarter of 1996 there was net recoveries of $1.1 million which compared to net charge-offs of $.5 million in the second quarter of 1995. Net (recoveries) charge-offs as a percentage of average loans on an annualized basis amounted to (.07)% and .04%, respectively, in the second quarters of 1996 and 1995. For the six months ended June 30, 1996, net charge-offs were $1.0 million and $.6 million, respectively, and net charge-offs as a percentage of average loans on an annualized basis amounted to .03% and .02%, respectively.
     The allowance for possible loan losses was $133.6 million at June 30, 1996, $128.9 million at June 30, 1995, and $132.4 million at December 31, 1995. The allowance for possible loan losses represented 2.02% and 2.31% of net loans at June 30, 1996 and 1995, respectively, and 2.06% at December 31, 1995.

ASSET QUALITY
     First American's nonperforming assets (excluding loans 90 days past due on accrual status) were $26.3 million at June 30, 1996, $24.5 million at June 30, 1995, and $29.4 million at December

31, 1995. Nonperforming assets (excluding loans 90 days past due on accrual status) at June 30, 1996, represented .40% of total loans and foreclosed properties, compared to .44% at June 30, 1995, and .46% at December 31, 1995. At June 30, 1996, nonperforming assets were comprised of $17.5 million of non-accrual loans and $8.8 million of foreclosed properties.
     Other potential problem loans consist of loans that are currently not considered nonperforming but on which information about possible credit problems has caused Management to doubt the ability of the borrowers to comply fully with present repayment terms. At June 30, 1996, loans totalling approximately $88 million, while not considered nonperforming loans, were classified in First American's internal loan grading system as substandard or worse, compared with approximately $63 million of such loans at June 30, 1995, and $67 million at December 31, 1995. Depending on the economy and other factors, these loans and others, which may not be presently identified, could become nonperforming assets in the future.

LIABILITIES
     Total deposits were $7.42 billion at June 30, 1996, an increase of $808.1 million, or 12%, from $6.61 billion a year earlier. Excluding the Charter and First City acquisitions, total deposits decreased $33.0 million, or 1%, from June 30, 1995, to June 30, 1996. Core deposits, which are defined as total deposits excluding certificates of deposit $100,000 and over and foreign deposits, totalled $6.63 billion at June 30, 1996, and $5.83 billion at June 30, 1995. Short-term borrowings increased $334.6 million, or 41%, to $1.15 billion at June 30, 1996, from $820.0 million at June 30, 1995. Long-term debt increased $79.9 million from June 30, 1995, to $349.8 million at June 30, 1996, primarily due to the $144.2 million increase in long-term debt in the fourth quarter of 1995 partially offset by the repayment of $55.5 million of variable rate and $16.8 million of fixed rate borrowings from the Federal Home Loan
Bank ("FHLB") in the first six months of 1996.
     Total deposits increased $37.7 million from December 31, 1995, to June 30, 1996. Excluding the First City acquisition, total deposits decreased $289.5 million during the same time frame. Core deposits increased $143.7 million, short-term borrowings increased $216.3 million, and long-term debt decreased $72.0 million from December 31, 1995, to June 30, 1996. The decrease in long-term debt resulted principally from the repayment of $55.5 million of variable rate and $16.8 million of fixed rate borrowings from the FHLB.

CAPITAL POSITION
     Total shareholders' equity was $819.1 million, or 8.30% of total assets at June 30, 1996, $691.8 million, or 8.05% of total assets, at June 30, 1995, and $795.5 million, or 8.22% of total assets at December 31, 1995. Book value per share was $27.70 on June 30, 1996, $24.70 per share on June 30, 1995, and $26.93 per share on December 31, 1995.
     Total shareholders' equity increased $23.5 million from December 31, 1995, principally from $43.3 million of earnings retention ($60.7 million of net income less $17.4 million of dividends) and the issuance of $8.2 million of common stock in connection with employee benefit and dividend reinvestment plans. Partially offsetting the above increase in shareholders' equity was the $15.5 million change in net unrealized gains and losses on securities available for sale, net of tax, and the net repurchase of $13.2 million of common stock, which consisted of $59.5 million of common stock repurchased for the acquisitions of Charter and First City, net of $46.3 million of common stock issued in the acquisition of First City.
     In the second quarter of 1996, First American declared cash dividends on its common stock of $.31 per share compared to $.25 per share in the second quarter of 1995, a 24% increase. The dividend payout ratio was 30% in the second quarter of 1996 compared to 27% in the second quarter of 1995. Cash dividends for the first six months of 1996 were $.59 versus $.50 in the first six months of 1995, an 18% increase. The dividend payout ratios for the six months ended June 30, 1996 and 1995, were 29% and 28%, respectively. The Federal Reserve Board and Office of the Comptroller of the Currency (OCC) regulations require that bank holding companies and national banks maintain minimum capital ratios. As of June 30, 1996, the Company and its principal bank subsidiary, First American National Bank (FANB), had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. At June 30, 1996, the Company and FANB, respectively, had total risk-based capital ratios of 12.32% and 11.61%, Tier I risk-based capital ratios of 9.75% and 10.35%, and Tier I leverage capital ratios of 7.67% and 8.31%. In order to be considered well capitalized, the total risk-based capital ratio must be a minimum of 10%, the Tier I risk-based capital ratio must equal or exceed 6%, and the Tier I leverage capital ratio must be 5% or greater.

     FAFSB is subject to capital requirements adopted by the OTS, which are similar to those issued by the Federal Reserve Board and the OCC. As of June 30, 1996, FAFSB had ratios which exceeded the regulatory requirements to be classified as "well capitalized".
     On July 18, 1996, the Board of Directors authorized a stock repurchase program for up to 1.5 million shares of the Corporation's common stock to fund its various employee benefit plans, dividend reinvestment plans and potential future acquisitions.

LIQUIDITY
     Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets, which include cash and cash equivalents (less Federal Reserve Bank reserve requirements), money market instruments, and securities that will mature within one year, amounted to $801.6 million and $786.2 million at June 30, 1996 and 1995, respectively. The estimated average maturity of securities was 4.7 years and 4.0 years at June 30, 1996 and 1995, respectively. The average repricing life of the total securities portfolio was
2.3 years and 1.9 years at June 30, 1996 and 1995, respectively. The overall liquidity position of First American is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 89% of total deposits at June 30, 1996, versus 88% at June 30, 1995.
     There were no revolving credit borrowings outstanding during the six months ended June 30, 1996, on First American's $70.0 million revolving credit agreement.

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         The information called for by this item is incorporated by reference to Item 3 of the Registrant's annual report on Form 10-K for the year ended December 31, 1995, and Note 8 to the Corporation's Consolidated Financial Statements for the quarter ended June 30, 1996 included herein.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) An annual meeting of shareholders was held on April 18, 1996.

     (b) At the annual meeting, the shareholders voted on the election of directors. The name of each director elected, including a tabulation of votes, is as follows:


                                        For      Against  Abstain
                                     ----------  -------  -------
         Sam H. Anderson, Jr.        23,262,810   19,792   62,611
         Earnest W. Deavenport, Jr.  23,269,179   13,630   62,415
         Martha R. Ingram            23,268,425   14,627   62,162
         James R. Martin             23,263,800   19,009   62,405
         Roscoe R. Robinson          23,250,437   34,409   62,368
         David K. Wilson             23,249,617   32,985   62,611
         William S. Wire II          23,255,610   27,235   62,359


         The name of each other director whose term of office as a director continued after the annual meeting is as follows: (until 1997 meeting) Dennis C. Bottorff, T. Scott Fillebrown, Jr., James A. Haslam II, Walter G. Knestrick, Robert A. McCabe, Jr., William O. McCoy, and Toby S. Wilt; (until 1998 meeting) Reginald D. Dickson, Gene C. Koonce, Dale W. Polley, James F. Smith, Jr., Cal Turner, Jr., and Ted H. Welch.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         Number                     Description

          11 Statement regarding computation of per share earnings is included in Note 6 to the Consolidated Financial Statements for the quarter ended June 30, 1996. See Part 1, Item 1.
          15 Letter regarding unaudited interim financial information from KPMG Peat Marwick LLP, dated July 18, 1996.
          27 Financial Data Schedule for interim year-to-date period ended June 30, 1996. (For SEC use only)

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FIRST AMERICAN CORPORATION
                                    (Registrant)



                                    /s/  Martin E. Simmons
                                    -------------------------------
                                    Martin E. Simmons
                                    Executive Vice President, General Counsel,
                                     Secretary and Principal Financial Officer

                                    Date:       August 9, 1996
                                          -------------------------