Form 10-Q
period 1996-09-30
FIRST AMERICAN CORP /TN/
filed 1996-11-12
CIK 36068

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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
Yes  X   No
    ---     ---.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common shares outstanding: 29,604,942 as of October 31, 1996.

                           FIRST AMERICAN CORPORATION
                                AND SUBSIDIARIES

                                     INDEX



Part I.  Financial Information                                                                    Page
                                                                                                  ----
Item 1   Financial Statements (unaudited)

         Consolidated Income Statements for the Three and Nine
         Months Ended September 30, 1996 and 1995                                                   3

         Consolidated Balance Sheets as of September 30, 1996
         and 1995 and December 31, 1995                                                             4

         Consolidated Statements of Changes in Shareholders'
         Equity for the Nine Months Ended September 30, 1996
         and 1995                                                                                   5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1996 and 1995                                                   6

         Notes to Consolidated Financial Statements                                                 7

Item 2   Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                                        11


Part II. Other Information

Item 1   Legal Proceedings                                                                         21

Item 6   Exhibits and Reports on Form 8-K                                                          21

FIRST AMERICAN CORPORATION
               AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS


                                                                          QUARTER ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30               SEPTEMBER 30
                                                                       -------------------       --------------------
                                                                         1996       1995           1996        1995
                                                                       --------   --------       --------    --------
                                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
  Interest and fees on loans                                           $138,286   $119,355       $406,537    $344,120
  Interest and dividends on securities                                   39,384     36,607        111,203     107,186
  Interest on federal funds sold and securities
     purchased under agreements to resell                                   845        859          5,564       2,633
  Interest on time deposits with other banks and other interest           1,487        884          2,651       1,728
---------------------------------------------------------------------------------------------------------------------
         Total interest income                                          180,002    157,705        525,955     455,667
---------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits:
     NOW accounts                                                         3,962      3,960         11,798      12,258
     Money market accounts                                               26,970     21,444         79,616      59,796
     Regular savings                                                      1,878      2,322          6,077       7,425
     Certificates of deposit under $100,000                              21,976     19,039         65,569      53,028
     Certificates of deposit $100,000 and over                            9,736     10,340         27,779      24,803
     Other time and foreign                                               6,518      5,669         19,775      15,722
---------------------------------------------------------------------------------------------------------------------
         Total interest on deposits                                      71,040     62,774        210,614     173,032
---------------------------------------------------------------------------------------------------------------------
  Interest on short-term borrowings                                      13,510     12,831         37,829      36,103
  Interest on long-term debt                                              6,161      4,690         19,176      14,034
---------------------------------------------------------------------------------------------------------------------
         Total interest expense                                          90,711     80,295        267,619     223,169
---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                      89,291     77,410        258,336     232,498
PROVISION FOR LOAN LOSSES                                                 -             24          -              83
---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      89,291     77,386        258,336     232,415
---------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                                    14,436     11,760         42,665      34,883
  Commissions and fees on fiduciary activities                            4,644      4,256         13,400      12,404
  Investment services income                                             26,685      2,755         33,552       7,487
  Trading account revenue                                                   686         31            970         449
  Merchant discount fees                                                  1,021        911          2,646       2,346
  Net realized gain on sales and write-downs of securities                   15        214          1,522         568
  Other income                                                           10,232      6,679         26,429      18,431
---------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                           57,719     26,606        121,184      76,568
---------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                         44,022     35,362        121,946     106,936
  Net occupancy expense                                                   7,008      5,400         18,698      16,140
  Equipment expense                                                       4,322      3,784         12,557      11,359
  Systems and processing expense                                          3,885      2,591         10,518       8,450
  FDIC insurance expense                                                  8,910         27         10,286       6,913
  Marketing expense                                                       3,805      2,167         10,785       6,792
  Communication expense                                                   3,155      2,401          8,916       7,316
  Supplies expense                                                        1,370      1,253          3,745       3,317
  Foreclosed properties expense (income), net                            (1,098)       (17)        (3,750)     (3,293)
  Subscribers' commissions                                               17,449      -             17,449        -
  Other expenses                                                         10,349      7,206         26,136      20,328
---------------------------------------------------------------------------------------------------------------------
     Total non-interest expense                                         103,177     60,174        237,286     184,258
---------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                         43,833     43,818        142,234     124,725
Income tax expense                                                       16,414     16,105         54,126      45,981
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $ 27,419   $ 27,713       $ 88,108    $ 78,744
=====================================================================================================================
PER COMMON SHARE:
  Net income                                                           $    .93   $    .99       $   2.98    $   2.78
  Cash dividends                                                            .31        .28            .90         .78
=====================================================================================================================
Weighted average common shares outstanding                               29,551     27,854         29,589      28,278
=====================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
               AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30             DECEMBER 31
                                                                        ---------------------------      -----------
                                                                            1996            1995            1995
                                                                        -----------      ----------      -----------
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks                                               $   521,296      $  440,058       $  494,496
  Time deposits with other banks                                              8,592          10,718           26,733
  Securities:
     Held to maturity (market value $887,798, $1,642,218 and
        $933,911, respectively)                                             888,462       1,626,604          931,084
     Available for sale (amortized cost $1,513,172, $670,638
        and $1,196,414, respectively)                                     1,495,760         670,075        1,202,493
--------------------------------------------------------------------------------------------------------------------
        Total securities                                                  2,384,222       2,296,679        2,133,577
--------------------------------------------------------------------------------------------------------------------
  Federal funds sold and securities purchased under
     agreements to resell                                                   110,781         103,321          291,042
  Trading account securities                                                 95,647          33,628           22,419
  Loans:
     Commercial                                                           2,952,130       2,712,487        2,823,827
     Consumer--amortizing mortgages                                       1,771,531       1,522,488        1,784,836
     Consumer--other                                                      1,325,130       1,157,493        1,281,921
     Real estate--construction                                              182,993         179,643          186,655
     Real estate--commercial mortgages and other                            354,490         307,299          354,918
--------------------------------------------------------------------------------------------------------------------
        Total loans                                                       6,586,274       5,879,410        6,432,157
     Unearned discount and net deferred loan fees                             5,505           5,935            6,181
--------------------------------------------------------------------------------------------------------------------
        Loans, net of unearned discount and net deferred
            loan fees                                                     6,580,769       5,873,475        6,425,976
     Allowance for possible loan losses                                     128,225         128,835          132,415
--------------------------------------------------------------------------------------------------------------------
        Total net loans                                                   6,452,544       5,744,640        6,293,561
--------------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                               149,833         120,047          129,419
  Foreclosed properties                                                       7,944           8,897           10,683
  Other assets                                                              297,506         212,400          279,699
--------------------------------------------------------------------------------------------------------------------
        Total assets                                                    $10,028,365      $8,970,388       $9,681,629
====================================================================================================================
LIABILITIES
  Deposits:
     Demand (non-interest-bearing)                                      $ 1,319,074      $1,169,806       $1,266,285
     NOW accounts                                                           786,077         765,542          811,862
     Money market accounts                                                2,242,885       1,933,052        2,031,796
     Regular savings                                                        318,248         373,913          376,725
     Certificates of deposit under $100,000                               1,673,629       1,396,420        1,679,792
     Certificates of deposit $100,000 and over                              714,741         691,801          750,491
     Other time                                                             396,299         295,627          320,382
     Foreign                                                                100,712         102,495          144,961
--------------------------------------------------------------------------------------------------------------------
        Total deposits                                                    7,551,665       6,728,656        7,382,294
--------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                                                   1,153,294       1,073,082          938,287
  Long-term debt                                                            340,497         278,190          421,791
  Other liabilities                                                         144,918         196,332          143,725
--------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                 9,190,374       8,276,260        8,886,097
--------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Common stock, $5 par value; authorized 50,000,000
     shares; issued: 29,556,609 shares at September 30, 1996;
     27,630,197 shares at September 30, 1995; and 29,539,819
     shares at December 31, 1995                                            147,783         138,151          147,699
  Capital surplus                                                           158,229          91,394          162,254
  Retained earnings                                                         545,564         467,451          483,973
  Deferred compensation on restricted stock                                  (2,333)         (1,599)          (1,263)
  Employee stock ownership plan obligation                                     (567)           (691)            (661)
--------------------------------------------------------------------------------------------------------------------
        Realized shareholders' equity                                       848,676         694,706          792,002
  Net unrealized gains (losses) on securities available for
     sale, net of tax                                                       (10,685)           (578)           3,530
--------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                          837,991         694,128          795,532
--------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                      $10,028,365      $8,970,388       $9,681,629
====================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
               AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                                 NET
                                                                                                              UNREALIZED
                                                                                      DEFERRED    EMPLOYEE      GAINS
                                                                                    COMPENSATION   STOCK       (LOSSES)
                                                                                         ON       OWNERSHIP  ON SECURITIES
NINE MONTHS ENDED SEPTEMBER 30, 1995, AND            COMMON    CAPITAL    RETAINED    RESTRICTED    PLAN       AVAILABLE
  SEPTEMBER 30, 1996                                 STOCK     SURPLUS    EARNINGS      STOCK     OBLIGATION   FOR SALE     TOTAL
                                                     ------    -------    --------  ------------  ---------- -------------  -----
                                                                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Balance, January 1, 1995                            $143,625   $130,933   $409,638   $   (2,161)  $    (781)  $(13,581)   $ 667,673
Issuance of 341,185 common shares in
  connection with Employee Benefit
  Plan, net of discount on Dividend
  Reinvestment Plan                                    1,705      5,231      -            -           -          -            6,936
Issuance of 12,095 shares of restricted
   common stock                                           61        347      -             (321)      -          -               87
Repurchase of 1,448,152 shares of common
  stock                                               (7,240)   (45,748)     -            -           -          -          (52,988)
Amortization of deferred compensation
  on restricted stock                                    -          -        -              883       -          -              883
Reduction in employee stock ownership
  plan obligation                                        -          -        -            -              90      -               90
Net income                                               -          -       78,744        -           -          -           78,744
Cash dividends declared ($.78 per
  common share)                                          -          -      (20,067)       -           -          -          (20,067)
Cash dividends declared by pooled
  company                                                -          -         (908)       -           -          -             (908)
Change in net unrealized gains and
  losses on securities available for
  sale, net of tax                                       -          -        -            -           -         13,003       13,003
Tax benefit from stock option and award
  plans                                                  -          631      -            -           -          -              631
Other                                                    -          -           44        -           -          -               44
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995                         $138,151   $ 91,394   $467,451   $   (1,599)   $   (691)  $   (578)    $694,128
===================================================================================================================================

Balance, January 1, 1996                            $147,699   $162,254   $483,973   $   (1,263)   $   (661)  $  3,530     $795,532
Issuance of 289,471 common shares in
  connection with Employee Benefit
  Plan, net of discount on Dividend
  Reinvestment Plan                                    1,447      8,966      -            -           -          -           10,413
Issuance of 44,488 shares of restricted
  common stock                                           223      1,868      -           (2,091)      -          -             -
Repurchase of 1,390,331 shares of common
  stock                                               (6,952)   (55,780)     -            -           -          -          (62,732)
Issuance of 1,073,759 common shares for
  purchase of First City Bancorp, Inc.                 5,369     40,937      -            -           -          -           46,306
Amortization of deferred compensation
  on restricted stock                                    -          -        -            1,021       -          -            1,021
Reduction in employee stock ownership
  plan obligation                                        -          -        -            -              94      -               94
Net income                                               -          -       88,108        -           -          -           88,108
Cash dividends declared ($.90 per
  common share)                                          -          -      (26,517)       -           -          -          (26,517)
Change in net unrealized gains and
  losses on securities available
  for sale, net of tax                                   -          -        -            -           -       (14,215)      (14,215)
Other                                                     (3)       (16)     -            -           -          -              (19)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                          $147,783  $158,229   $545,564  $    (2,333)  $    (567)  $ (10,685)   $837,991
===================================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
               AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30
                                                                                            -------------------------
                                                                                               1996            1995
                                                                                            ---------        --------
                                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                                                $  88,108       $  78,744
  Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                                 -                83
        Depreciation of premises and equipment                                                 11,432          10,378
        Amortization of intangible assets                                                       6,952           2,918
        Other amortization (accretion), net                                                       103          (5,263)
        Deferred income tax expense                                                            11,149           8,903
        Net realized gain on sales of securities                                               (1,522)           (568)
        Net gain on sales of premises and equipment                                               (57)            (31)
        Change in assets and liabilities, net of effects from acquisition:
           (Increase) decrease in accrued interest receivable                                   8,476          (4,254)
           Increase (decrease) in accrued interest payable                                    (10,730)         18,109
           Increase in trading account securities                                             (65,238)        (25,011)
           Decrease in other assets                                                            42,311             649
           Increase (decrease) in other liabilities                                            (5,551)         75,791
---------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                 85,433         160,448
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net (increase) decrease in time deposits with other banks                                    19,905          (6,863)
  Proceeds from sales of securities available for sale                                        437,770         651,280
  Proceeds from maturities of securities available for sale                                   287,925         118,088
  Purchases of securities available for sale                                                 (909,413)       (723,898)
  Proceeds from maturities of securities held to maturity                                     161,271         214,632
  Purchases of securities held to maturity                                                   (115,961)       (196,323)
  Net (increase) decrease in federal funds sold and securities
     purchased under agreements to resell                                                     215,450         (75,187)
  Increase in loans, net of repayments and sales                                              (85,630)       (702,193)
  Sales of loans                                                                               92,394             -
  Acquisitions, net of cash acquired                                                          (19,216)            -
  Proceeds from sales of premises and equipment                                                 5,737             201
  Purchases of premises and equipment                                                         (29,746)        (19,520)
---------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                                       60,486        (739,783)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                        (157,877)        420,877
  Net increase in short-term borrowings                                                       200,564         143,242
  Net increase (decrease) in Federal Home Loan Bank advances                                  (82,106)          7,922
  Net repayment of other long-term debt                                                          (939)         (1,205)
  Net proceeds from issuance of common stock                                                   10,413           7,023
  Cash dividends paid                                                                         (26,517)        (20,975)
  Repurchase of common stock                                                                  (62,732)        (52,988)
  Other                                                                                            75           1,581
---------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                                     (119,119)        505,477
---------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and due from banks                                               26,800         (73,858)
  Cash and due from banks, January 1                                                          494,496         513,916
---------------------------------------------------------------------------------------------------------------------
  Cash and due from banks, September 30                                                     $ 521,296       $ 440,058
=====================================================================================================================
  Cash paid during the period for:
     Interest expense                                                                       $ 276,910       $ 205,067
     Income taxes                                                                              43,964          28,711
  Noncash investing activities:
     Foreclosures                                                                               1,051           1,012
     Stock issued for acquisitions                                                             46,306             -
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

(2)  NONPERFORMING ASSETS
     Nonperforming assets were as follows:

                                                                               SEPTEMBER 30         December 31
---------------------------------------------------------------------------------------------------------------
   (in thousands)                                                           1996         1995          1995
---------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                         $ 14,064     $ 16,472      $ 18,670
Foreclosed properties                                                        7,944        8,897        10,683
---------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                              $ 22,008     $ 25,369      $ 29,353
===============================================================================================================
90 days or more past due on accrual                                       $  8,335     $  4,245      $  6,123
===============================================================================================================
Nonperforming assets as a percent of loans
  and foreclosed properties (excluding
  90 days or more past due on accrual)                                         .33%         .43%          .46%
===============================================================================================================

(3)   ALLOWANCE FOR POSSIBLE LOAN LOSSES
      Transactions in the allowance for possible loan losses were as follows:

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30
---------------------------------------------------------------------------------------------------------------
   (in thousands)                                                                        1996          1995
---------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                     $132,415      $129,436
Provision charged to operating expenses                                                    -               83
Allowance of subsidiary purchased                                                         2,126          -
---------------------------------------------------------------------------------------------------------------
                                                                                        134,541       129,519
---------------------------------------------------------------------------------------------------------------
Loans charged off                                                                        21,784        12,054
Recoveries of loans previously charged off                                               15,468        11,370
---------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                           6,316           684
---------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                  $128,225      $128,835
===============================================================================================================
Allowance ratios were as follows:
                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
---------------------------------------------------------------------------------------------------------------
                                                                                           1996          1995
---------------------------------------------------------------------------------------------------------------
Allowance end of period to net loans outstanding                                           1.95%         2.19%
Net charge-offs to average loans (annualized)                                               .13           .02
===============================================================================================================

(4)  ACQUISITIONS
     Effective July 1, 1996, First American National Bank ("FANB"), a wholly-owned subsidiary of the Corporation, purchased 96.2% of the stock of INVEST Financial Corporation ("INVEST") for $26.0 million in cash. Simultaneously, INVEST completed its acquisition of Investment Center Group, Inc., the parent of Investment Centers of America, in a transaction valued at approximately $5 million. Both transactions were accounted for as purchases. The purchase price in excess of the fair value of net assets (goodwill) acquired was $16.4 million. Preacquisition results of INVEST was immaterial. During the third quarter of 1996, FANB purchased an additional 2.1% of the stock of INVEST.
     Effective April 1, 1996, FANB purchased 49% of the stock of The SSI
Group, Inc., a healthcare payments processing company, for $8.6 million. The transaction is being accounted for under the equity method of accounting.
     Effective March 11, 1996, the Corporation acquired First City
Bancorp, Inc. ("First City") by exchanging approximately 1.1 million shares of First American Corporation common stock for all of the outstanding shares of First City. First City was a bank holding company headquartered in Murfreesboro, Tennessee, and operated two Tennessee state chartered banks and a consumer finance company. First City had $366 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area. The transaction was accounted for as a purchase. The purchase price in excess of the fair value of net assets (goodwill) acquired was $32.2 million. Preacquisition results of First City was immaterial.
     Effective December 1, 1995, First American Corporation acquired Charter Federal Savings Bank ("Charter") by exchanging approximately 1.8 million shares of First American Corporation common stock for all of the outstanding shares of Charter, a federal savings bank headquartered in Bristol, Virginia, with $725 million of assets and 27 branches (eight in Knoxville, Tennessee, five in Bristol, Tennessee and Bristol, Virginia; and 14 in other locations in southwestern Virginia). The transaction was accounted for as a purchase. Simultaneously with the acquisition, the name of Charter was changed to First American Federal Savings Bank ("FAFSB"). The Virginia branches of the Corporation are operated under this legal entity.
     Effective November 1, 1995, First American Corporation acquired
Heritage Federal Bancshares, Inc. ("Heritage") by exchanging approximately 2.9 million shares of First American Corporation common stock for all of the outstanding shares of Heritage. Heritage was merged with and into the Corporation. Heritage was the holding company for Heritage Federal Bank for Savings, a federal savings bank which was merged into FANB and which had $526 million of assets and 13 offices primarily in the east Tennessee areas of Tri-Cities, Anderson County, and Roane County. The transaction was accounted for as a pooling of interests, and accordingly, prior period information has been restated reflecting the combination.

(5)  ACCOUNTING MATTERS
     During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights--An Amendment of FASB Statement No. 65." SFAS No. 122 amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to require that rights to service mortgage loans for others be recognized as separate assets, however those servicing rights are acquired. An enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair value. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. SFAS No. 122 was adopted by the Corporation on January 1, 1996, and applied prospectively to any transactions in which the Corporation sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS No. 122.
     During the nine months ended September 30, 1996, $752 thousand of mortgage servicing rights were capitalized and $33 thousand of amortization of mortgage servicing rights was recorded. As of September 30, 1996, the estimated fair value of capitalized mortgage servicing rights was $1 million. Upon adoption of SFAS No. 122, all transactions involving transfers of mortgage loans in which servicing rights have been retained have had cost allocated to mortgage servicing rights based on the requirements of SFAS No. 122.

     The Corporation utilizes the positive cash flow method to estimate fair value of mortgage servicing rights, which is a method consistent with those of models used to calculate market quotes. Industry consensus prepayment, default, discount, and market delivery rates are utilized in the Corporation's fair value calculations. The Corporation amortizes the cost allocated to mortgage servicing rights in proportion to and over the period of estimated net servicing income.
     The risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment are: type of loan (i.e., fixed rate, adjustable rate, loan guarantee, if any, etc.), loan-to-value ratio, and interest rate. During the nine months ended September 30, 1996, approximately $1 thousand was initially recorded as a valuation allowance for capitalized mortgage servicing rights.
     During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new optional method of accounting for stock-based compensation based on calculations of fair value at grant date. Under this method, the fair value of a stock option is recognized as compensation expense over the service period (generally the vesting period). SFAS No. 123 requires that if a company continues to account for stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), it must provide proforma net income and earnings per share information "as if" the new fair value approach had been adopted. The recognition provisions of SFAS No. 123 may be adopted upon issuance. The disclosure provisions are effective for years beginning after December 15, 1995; however, the proforma disclosures shall include the effects of all awards granted in fiscal years beginning after December 15, 1994. The SFAS No. 123 disclosure provisions need not be applied to an interim report unless a complete set of financial statements is presented for that period. The Corporation will continue to account for stock- based compensation under Opinion 25.
     During 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The adoption of SFAS No. 125 is not expected to have a material impact on the Corporation's consolidated financial statements.

(6)  EARNINGS PER COMMON SHARE
     Earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during each respective period.

(7)  COMMON STOCK
     The Corporation purchased 1.4 million shares of First American Corporation common stock in the open market during the first nine months of 1996 at a total cost of $62.7 million. Under Tennessee law, such shares are considered authorized but unissued. Accordingly, the Corporation reduced common stock and reflected the excess of the purchase price over par of such repurchased shares as a reduction from capital surplus. As of September 30, 1996, substantially all repurchased shares had been used to fund the acquisitions of Charter and First City and to fund employee benefit and dividend reinvestment plans.

(8)  LEGAL AND REGULATORY MATTERS
     The Savings Association Insurance Fund ("SAIF"), which insures deposits of thrift institutions, has been undercapitalized as a result of losses sustained by the S&L industry during the late 1980's and early 1990's. On September 30, 1996, legislation was enacted into law which requires a special one-time assessment at the rate of approximately 66 basis points per $100 of deposits on SAIF deposits held as of March 31, 1995, to capitalize the thrift fund up to the statutorily prescribed 1.25%. Consequently, effective January 1, 1997, the SAIF deposit insurance rate for well-capitalized institutions will drop to 0 basis points per $100 of deposits. The Corporation accrued a one-time charge of approximately $8.1 million ($5.0 million, net of tax) in the third quarter of 1996 for this special assessment. In addition, beginning January 1, 1997, the new law imposes a 1.3 basis point annual charge through 1999 on Bank Insurance Fund

("BIF") deposits and a 6.4 basis point annual charge on SAIF deposits in order to pay interest on the debt incurred by the Financing Corporation, a corporation established by the Federal Housing Finance Board to issue stock and debt principally to assist in funding the Federal Savings and Loan Insurance Corporation ("FSLIC") Resolution Fund. For 1997, this annual charge is expected to be approximately $1.0 million, net of tax, based on deposits at September 30, 1996. Starting in the year 2000, until FSLIC Resolution funding is retired, banks and thrifts will pay such assessment on a pro rata basis (estimated to run approximately 2.5 basis points for BIF deposits and slightly higher for SAIF deposits).
     The Corporation and seven other financial institutions have been defendants in a class action lawsuit brought in the Circuit Court of Shelby County, Tennessee. The lawsuit alleges antitrust, unconscionability, usury, and contract claims arising out of the defendant's returned check charges. The asserted plaintiff class consists of depositors who have been charged returned check or overdraft fees. The plaintiffs are requesting compensatory and punitive damages of $25.0 million against each defendant. The antitrust, unconscionability, and usury claims were previously dismissed, and in December 1993, the Circuit Court granted the defendants' motion for summary judgment, dismissing the remaining claims. The plaintiffs appealed to the Tennessee Court of Appeals, which affirmed the Circuit Court's dismissal of the action. The plaintiffs then appealed to the Tennessee Supreme Court. On November 4, 1996, the Tennessee Supreme Court affirmed the lower courts dismissal of the action. The plaintiffs have through November 14, 1996 to file a petition to rehear. Management believes the above suit is without merit and, based upon information currently known and on advice of counsel, that it will not have a material adverse effect on the Corporation's consolidated financial statements.
     Following the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Charter (now FAFSB), brought an action against the OTS and FDIC seeking injunctive and other relief, contending that Congress' elimination of supervisory goodwill required rescission of certain supervisory transactions. The Federal District Court found in Charter's favor, but in 1992 the Fourth Circuit Court of Appeals reversed, and the U.S. Supreme Court denied Charter's petition for certiorari. In 1995, the Federal Circuit Court found in favor of another thrift institution in a similar case (Winstar Corp. v. United States) in which the association sought damages for breach of contract. Charter also filed suit against the United States Government ("Government") in the Court of Federal Claims based on breach of contract. The Government sought Supreme Court review of the Winstar decision and the Supreme Court granted the Government's petition. The Government agreed to stay FAFSB's action pending the Supreme Court's decision in the Winstar case. On July 1, 1996, the Supreme Court affirmed the lower court's decision in Winstar. The stay was automatically lifted, and FAFSB's suit is now proceeding.
     The value of FAFSB's claims against the Government, as well as their ultimate outcome, are contingent upon a number of factors, some of which are outside of FAFSB's control, and are highly uncertain as to substance, timing and the dollar amount of any damages which might be awarded should FAFSB finally prevail. Under the Agreement and Plan of Reorganization as amended by and between FAFSB and the Corporation, in the event that FAFSB is successful in this litigation, the FAFSB shareholders as of December 1, 1995 will be entitled to receive additional consideration equal in value to 50% of any recovery, net of all taxes and certain other expenses, including the costs and expenses of such litigation, received on or before December 1, 2000 subject to certain limitations in the case of certain business combinations. Such additional consideration, if any, is payable in the common stock of the Corporation, based on the average per share closing price on the date of receipt by FAFSB of the last payment constituting a recovery from the Government.
     Also, there are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the consolidated financial statements appearing within this report. Reference should also be made to First American Corporation's 1995 Annual Report for a complete discussion of factors that impact results of operations, liquidity, and capital.

OVERVIEW
     Net income for the third quarter of 1996 was $27.4 million, or $.93 per share. During the quarter, First American accrued a one-time charge of approximately $8.1 million in non-interest expense ($5.0 million, net of tax, or $.17 per share) for a special FDIC assessment enacted into law on September 30, 1996, which required a one-time assessment at the rate of approximately 66 basis points per $100 of deposits on Savings Association Insurance Fund ("SAIF") deposits held by financial institutions as of March 31, 1995, to capitalize the thrift fund up to the statutorily prescribed 1.25%. In the third quarter of 1996, excluding this assessment, net income per share was $1.10, up 11% from the previous year, and return on average assets ("ROA") was 1.31% versus 1.27% in the previous year's third quarter and return on average equity ("ROE") was 15.30% compared to 15.79% in third quarter 1995.
     Net income for the nine months ended September 30, 1996, was $88.1 million, or $2.98 per share. Excluding the special FDIC assessment, net income per share for the first nine months was $3.15, up 13% from the previous year. In the nine months ended September 30, 1996, excluding the special FDIC assessment, ROA was 1.28% versus 1.26% in the previous year's first nine months and ROE was 15.15% compared to 15.18% in the same period in 1995.
     In October 1996, First American signed a definitive merger agreement for Hartsville Bancshares, Inc. ("Hartsville") to merge with First American in a transaction valued at approximately $13 million. Of the total First American shares to be exchanged in the transaction, 100% are expected to be repurchased in the open market. Hartsville has $100 million in assets and five branches in the Nashville area operating under the name CommunityFirst.
The merger is expected to be completed late in the fourth quarter of 1996 or early 1997, subject to regulatory approval and a vote by Hartsville shareholders. The transaction will be accounted for as a purchase.
     Effective July 1, 1996, First American National Bank ("FANB"), a wholly-owned subsidiary of First American, purchased 96.2% of the stock of INVEST Financial Corporation ("INVEST") for $26.0 million in cash. Simultaneously, INVEST completed its acquisition of Investment Center Group, Inc., the parent of Investment Centers of America, in a transaction valued at $5.0 million, which makes INVEST the nation's largest marketer of mutual funds, annuities, and other investment products sold through financial institutions. Both transactions were accounted for as purchases. During the third quarter of 1996, FANB purchased an additional 2.1% of the stock of INVEST. The impact of the INVEST acquisition increased non-interest income and non-interest expense by approximately $24 million each in the 1996 third quarter.
     Effective April 1, 1996, FANB purchased 49% of the stock of The SSI
Group, Inc., a health care payments processing company, for $8.6 million. The transaction is being accounted for under the equity method of accounting.
     Effective March 11, 1996, First American acquired First City Bancorp, Inc. ("First City") by exchanging approximately 1.1 million shares of First
American Corporation common stock for all of the outstanding shares of First City. First City was a bank holding company headquartered in Murfreesboro, Tennessee, and operated two Tennessee state chartered banks and a consumer finance company. First City had $366 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area. The transaction was accounted for as a purchase.
     Effective December 1, 1995, First American acquired Charter Federal Savings Bank ("Charter") by exchanging approximately 1.8 million shares of First American Corporation common stock for all of the outstanding shares of Charter, a federal savings bank headquartered in Bristol, Virginia, with $725 million of assets and 27 branches (eight in Knoxville, Tennessee, five in Bristol, Tennessee and Bristol, Virginia; and 14 in other locations in southwestern Virginia). The transaction was accounted for as a purchase. Simultaneously with the acquisition, the name of Charter was changed to First American Federal Savings Bank ("FAFSB"). The Virginia branches of First American are operated under this legal entity.

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

RESULTS OF OPERATIONS
NET INTEREST INCOME

     Net interest income on a taxable equivalent basis represented 61% of total revenues in the third quarter of 1996 and 75% in the third quarter of 1995. For purposes of this discussion, total revenues consist of the sum of net interest income and non-interest income. Net interest income on a taxable equivalent basis in the third quarter of 1996 was $90.2 million, up $11.9 million, or 15%, from $78.3 million in the third quarter of 1995. Net interest income is the difference between total interest income earned on earning assets such as loans and securities and total interest expense incurred on interest-bearing liabilities such as deposits. Net interest income is affected by the volume and mix of earning assets and interest-bearing liabilities and the corresponding interest yields and costs.
     Net interest income on a taxable equivalent basis represented 68% of total revenues in the first nine months of 1996 and 75% during the same period last year. Net interest income on a taxable equivalent basis in the nine months ended September 30, 1996 was $261.0 million, up $26.0 million, or 11%, from $235.0 million during the same period last year.
     Total interest income on a taxable equivalent basis amounted to $180.9 million for the third quarter of 1996, compared to $158.6 million for the third quarter of 1995, an increase of $22.3 million, or 14%. Of the $22.3 million increase in total interest income, $20.8 million resulted from an increase in the volume of earning assets (primarily loans and securities) and $1.5 million resulted from an increase in average yields. Average earning assets rose $1.05 billion, or 13%, to $9.07 billion. Average loans increased $844.7 million, or 15%, to $6.51 billion, average securities increased $167.4 million, or 7%, to $2.40 billion, and average money market investments increased $39.6 million to $152.7 million. Excluding the Charter and First City acquisitions, average loans for the quarter ended September 30, 1996, increased 5% over the same period last year. The average yield on earning assets increased 9 basis points to 7.94% from 7.85%, reflecting a generally higher interest rate environment in the third quarter of 1996 compared to the third quarter of 1995 for financial instruments with maturities of one year or longer. For example, the 1-year and 5-year treasury security yields averaged 5.78% and 6.54%, respectively, in the third quarter of 1996 compared to 5.65% and 6.08%, respectively, in the third quarter of 1995. Shorter-term external interest rates were generally lower than the third quarter of 1995. Because some of First American's earning assets (and interest-bearing liabilities) do not reprice immediately upon a change in external rates and because of other factors, such as competitive pressures, a change in external rates will not result in a change in the Company's average yields on earning assets (and rates paid on interest-bearing liabilities) of the same magnitude or timing as the change in external rates.
     Total interest income on a taxable equivalent basis amounted to $528.7 million for the nine months ended September 30, 1996, compared to $458.3 million for the same time last year, an increase of $70.4 million, or 15%. Of the $70.4 million increase in total interest income, $72.4 million resulted from an increase in the volume of earning assets (primarily loans) which was partially offset by a $2.0 million decrease which resulted from a decrease in average yields. Average earning assets rose $1.22 billion, or 16%, to $8.95 billion. Average loans increased $1.04 billion, or 19%, to $6.49 billion, average securities increased $82.7 million, or 4%, to $2.27 billion, and average money market investments increased $96.2 million to $195.9 million. Excluding the Charter and First City acquisitions, average loans for the nine months ended September 30, 1996, increased 9% over the same period last year. The average yield on earning assets decreased 3 basis points to 7.89% from 7.92%, reflecting a generally lower interest rate environment in the first nine months of 1996 compared to the same time last year. For example, the national prime lending rate and 5-year treasury security yields averaged 8.28% and 6.19%, respectively, in the first nine months of 1996 compared to 8.87% and 6.63%, respectively, in the first nine months of 1995.

     Total interest expense in the third quarter of 1996 increased $10.4 million, or 13%, to $90.7 million from the third quarter of 1995. Of the increase, $11.1 million resulted from an increase in the volume of interest-bearing liabilities which was partially offset by a $.7 million decrease which was due to lower average interest rates paid on interest-bearing funds. In the third quarter of 1996, average interest-bearing liabilities grew $931.5 million, or 14%, to $7.65 billion from $6.72 billion in the third quarter of 1995. Average interest-bearing deposits increased $696.3 million, or 13%, to $6.22 billion, average short-term borrowings rose $158.7 million, or 17%, to $1.09 billion, and average long-term debt increased $76.5 million, or 28%, to $346.5 million. Excluding the Charter and First City acquisitions, total interest-bearing deposits decreased 2%.
     The average rate paid on interest-bearing liabilities decreased three basis points to 4.71% from 4.74%. The three-basis point decrease in rates paid on interest-bearing liabilities during a period in which short-term external interest rates generally declined by larger amounts on average (e.g., the federal funds rate averaged 5.31% in the third quarter of 1996 compared to 5.80% in the third quarter of 1995) reflected the use of derivatives, the fact that First American's fixed rate liabilities do not reprice immediately due to varying maturities, and the change in the mix of deposits and other interest-bearing liabilities away from demand deposits, NOW accounts, and regular savings toward funding sources with higher interest rates. Excluding the impact of derivatives, the average rates on interest-bearing liabilities decreased 24 basis points to 4.52% from 4.76%. Average non-interest bearing demand deposits represented 13.1% of average earning assets during the third quarter of 1996 compared to 13.9% during the third quarter of 1995. NOW accounts averaged 8.9% of average earning assets during the three months ended September 30, 1996, versus 9.8% during the same time last year and had average interest rates of 1.96% and 2.00%, respectively, during the third quarters of 1996 and 1995. Regular savings averaged 3.6% of earning assets during the third quarter of 1996 down from 4.8% during the previous year's third quarter and had average interest rates of 2.28% and 2.38%, respectively during the third quarters of 1996 and 1995. All other interest-bearing liabilities averaged 71.9% of average earning assets during the third quarter of 1996 compared to 69.3% during the same time last year and had average interest rates of 5.18% during the three months ended September 30, 1996, and 5.29% during the same time in the previous year.
     Total interest expense in the nine months ended September 30, 1996, increased $44.4 million, or 20%, to $267.6 million from the same time last year. Of the increase, $37.4 million resulted from an increase in the volume of interest-bearing liabilities and $7.0 million was due to higher average interest rates paid on interest-bearing funds. In the first nine months of 1996, average interest-bearing liabilities grew $1.08 billion, or 17%, to $7.55 billion from $6.46 billion in the first half of 1995. Average interest-bearing deposits increased $838.0 million, or 16%, to $6.15 billion, average short-term borrowings rose $150.2 million, or 17%, to $1.03 billion, and average long-term debt increased $93.7 million, or 35%, to $363.9 million. Excluding the Charter and First City acquisitions, total interest-bearing deposits increased 2%.
     The average rate paid on interest-bearing liabilities increased 12 basis points to 4.74% from 4.62%. The increase in rates paid on interest-bearing liabilities during a period in which external interest rates declined on average (e.g., the federal funds rate averaged 5.30% in the first nine months of 1996 compared to 5.88% in the first nine months of 1995) reflected the use of derivatives, the fact that First American's fixed rate liabilities do not reprice immediately due to varying maturities, and the change in the mix of deposits and other interest-bearing liabilities away from demand deposits, NOW accounts, and regular savings toward funding sources with higher interest rates. Excluding the impact of derivatives, the average rates on interest-bearing liabilities decreased 12 basis points to 4.53% from 4.65%. Average non-interest bearing demand deposits represented 13.2% of average earning assets during the first nine months of 1996 compared to 14.2% during the same period last year. NOW accounts averaged 9.0% of average earning assets during the nine months ended September 30, 1996, versus 10.5% during the same time last year and had average interest rates of 1.96% and 2.01%, respectively, during the first nine months of 1996 and 1995. Regular savings averaged 3.9% of earning assets during the first nine months of 1996 down from 5.4% during the previous year and had average interest rates of 2.33% and 2.38%, respectively, during the first nine months of 1996 and 1995. All other interest-bearing liabilities averaged 71.4% of average earning assets during the first nine months of 1996 compared to 67.6% during the same time last year and had average interest rates of 5.22% during the nine months ended September 30, 1996, and 5.20% during the same time in the previous year.

     Net interest income in the third quarter of 1996 increased primarily as a result of the increase in the volume of earning assets and an improved net interest spread. Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities. First American's net interest spread improved 12 basis points to 3.23% during the third quarter of 1996 from 3.11% for the third quarter of 1995. This increase was due to a nine basis point increase in yields on earning assets and a three basis point decrease in the rates paid on interest-bearing liabilities.
     As the net interest spread improved, the net interest margin, which is net interest income expressed as a percentage of average earning assets, increased to 3.96% for the third quarter of 1996 as compared with 3.87% for the same quarter a year earlier. The primary factors leading to the improvement in the net interest margin were the increase in the volume of earning assets and the improvement in net interest spread.
     Net interest income in the nine months ended September 30, 1996, increased primarily as a result of the increase in the volume of earning assets partially offset by a lower net interest spread. First American's net interest spread declined 16 basis points to 3.15% during the first nine months of 1996 from 3.31% for the same time last year. This decline was due to a 12 basis point increase in the rates paid on interest-bearing liabilities and a three basis point decrease in yields on earning assets.
     As the net interest spread declined, the net interest margin decreased to 3.89% for the nine months ended September 30, 1996, as compared with 4.06% for the same period a year earlier. The primary factor leading to the decline in net interest margin was the change in the mix of deposits and other interest-bearing liabilities away from demand deposits, NOW accounts, and
regular savings toward funding sources with higher interest rates.   In addition
to the other factors previously discussed, the competitive environment also put downward pressure on the net interest margin.

PROVISION FOR LOAN LOSSES
     This topic is addressed under the caption "Allowance and Provision for Possible Loan Losses."

NON-INTEREST INCOME
     Total non-interest income was $57.7 million for the third quarter of 1996 compared with $26.6 million for the third quarter of 1995, an increase of $31.1 million, or 117%. Non-interest income represented 39% of total revenues in the third quarter of 1996 and 25% during the same time last year. The increase in non-interest income from the third quarter of 1995 included a $23.9 million increase in investment services income, a $2.7 million, or 23%, increase in service charges on deposit accounts, a $3.6 million, or 53%, increase in other income, and a $.7 million increase in trading account revenue. Of the total $23.9 million improvement in investment services income over the third quarter of 1995, $23.4 million resulted from the acquisition of INVEST and the remainder resulted principally from growth in retail brokerage commissions related to mutual funds and annuities sales and institutional brokerage commissions on various types of securities transactions. The increase in service charges on deposit accounts resulted primarily from a greater number of deposit accounts and related activities for commercial and retail deposits. The average number of retail deposit accounts increased 12% and the average number of commercial deposit accounts increased 10% from third quarter 1995 to the current quarter. Other income in the third quarter of 1996 included a $1.4 million increase in income and fees related to selling and servicing residential mortgage loans, a $.9 million increase in ATM surcharge and network transaction fees, a $.4 million increase in interchange fees from the Check Card, and a $.9 million net increase in the various other classifications within other income. Excluding INVEST, non-interest income increased $7.2 million, or 27%. Excluding INVEST and the Charter and First City acquisitions, non-interest income increased 22% from the third quarter of 1995 to the current quarter.
     Total non-interest income was $121.2 million for the first nine months of 1996 compared with $76.6 million for the same time last year, an increase of
$44.6 million, or 58%.   Non-interest income represented 32% of total revenues
in the first nine months of 1996 and 25% during the same time last year. The increase from the first nine months of 1995 included a $26.1 million increase in investment services income, a $7.8 million, or 22%, increase in service charges
on deposit accounts, and an $8.0 million, or 43%, increase in other income.   Of
the total $26.1 million improvement in investment services income over the first nine months of 1995, $23.4 million resulted from the acquisition of INVEST and the remainder resulted principally from growth in retail brokerage commissions related to mutual funds and annuities sales and institutional brokerage commissions on various types of securities transactions. The increase in service charges on deposit accounts resulted primarily from a greater number of deposit accounts and related activities for commercial and retail deposits. The average number of retail deposit accounts increased 15% and the average number of commercial deposit accounts increased 10% from the nine months ended September 30, 1995 to the current period.
Other income in the first nine months of 1996 included a $2.7 million increase in income and fees related to selling and servicing residential mortgage loans, a $1.2 million increase in interchange fees from the Check Card, a $1.2 million increase in ATM surcharge and network transaction fees, and a $2.9 million net increase in the various other classifications within other income. Excluding INVEST, non-interest income increased $20.7 million, or 27%. Excluding INVEST and the Charter and First City acquisitions, non-interest income increased 23% from the nine months ended September 30, 1995.

NON-INTEREST EXPENSE
     Total non-interest expense increased $43.0 million, or 71%, to $103.2 million for the third quarter of 1996 compared with $60.2 million for the same period in 1995. The increase in non-interest expense included a $17.4 million increase in subscribers' commissions related to INVEST's brokerage activities, an $8.9 million increase in FDIC insurance, an $8.7 million, or 25% increase in salaries and employee benefits, a $3.1 million, or 44%, increase in other expenses, a $1.6 million, or 76%, increase in marketing expense, a $1.6 million, or 30%, increase in net occupancy expense, and a $1.3 million, or 50%, increase in systems and processing expense.
     Of the $8.9 million increase in FDIC insurance, $8.1 million related to legislation which was enacted into law on September 30, 1996, which requires a special one-time assessment at the rate of approximately 66 basis points per $100 of deposits on SAIF deposits held as of March 31, 1995, to capitalize the thrift fund up to the statutorily prescribed 1.25%. Consequently, effective January 1, 1997, the normal SAIF deposit insurance rate for well-capitalized institutions will drop to 0 basis points per $100 of deposits. The legislation also requires that beginning January 1, 1997, a separate 1.3 basis point annual charge will be assessed through 1999 on Bank Insurance Fund ("BIF") deposits and a 6.4 basis point annual charge will be assessed on SAIF deposits in order to pay interest on the debt incurred by the Financing Corporation, a corporation established by the Federal Housing Finance Board to issue stock and debt principally to assist in funding the Federal Savings and Loan Insurance Corporation ("FSLIC") Resolution Fund. For 1997, this annual charge for First American is expected to be approximately $1.0 million, net of tax, based on deposits at September 30, 1996. Starting in the year 2000, until FSLIC Resolution funding is retired, banks and thrifts will pay such assessment on a pro rata basis (estimated to run approximately 2.5 basis points for BIF and slightly higher for SAIF deposits).
     Salaries and employee benefits increased $8.7 million, or 25%, from the same period in 1995 principally due to merit increases and additional employees resulting primarily from acquisitions. From September 30, 1995, to September 30, 1996, the number of full-time equivalent employees increased 18% related primarily to the Charter, First City, and INVEST acquisitions. Other expenses increased $3.1 million from the previous year's third quarter primarily due to a $1.6 million increase in amortization of intangibles related to the Charter, First City, and INVEST acquisitions. Marketing expenses increased $1.6 million from the third quarter of 1995 due primarily to media and direct mail advertising in new and existing markets related principally to consumer and small business deposit and loan products. Net occupancy expense grew $1.6 million primarily due to higher rent and other occupancy-related expenses due to the Charter, First City, and INVEST acquisitions. Systems and processing expense increased $1.3 million over last year's third quarter primarily due to higher processing volumes related to the recent acquisitions and various projects to enhance systems. Of the total $43.0 million increase in non-interest expense, $24.0 million was associated with INVEST. Excluding INVEST, non-interest expense increased $19.0 million, or 32%. First American's operating efficiency ratio (non-interest expense as a percentage of the sum of net interest income, on a fully taxable basis, and non-interest income) excluding INVEST and the special FDIC assessment, improved to 57.28% in the third quarter of 1996, compared to 57.48% the third quarter of 1995. Non-interest expense excluding INVEST, the special FDIC assessment, and the Charter and First City acquisitions increased 8%.

     Total non-interest expense increased $53.0 million, or 29%, to $237.3 million for the nine months ended September 30, 1996, compared with $184.3 million for the same period in 1995. The increase in non-interest expense included a $17.4 million increase in subscribers' commissions, a $15.0 million, or 14%, increase in salaries and employee benefits, a $5.8 million, or 29%, increase in other expenses, a $4.0 million, or 59%, increase in marketing expense, a $3.4 million increase in FDIC insurance, $2.6 million, or 16% increase in net occupancy expense, and a $2.1 million, or 24%, increase in systems and processing expense.
     Salaries and employee benefits increased $15.0 million from the same period in 1995 principally due to additional employees resulting primarily from acquisitions and due to merit increases. Other expenses increased $5.8 million from the previous year's first nine months primarily due to a $4.0 million increase in amortization of intangibles related to the Charter, First City, and INVEST acquisitions. Marketing expenses increased $4.0 million from the first nine months of 1995 primarily due to media and direct mail advertising in new and existing markets related principally to consumer and small business deposit and loan products. FDIC insurance expense for the nine months ended September 30, 1996, was $3.4 million higher than the same time last year because year-to-date 1996 included an $8.1 million special assessment while the annual assessment rate on the majority of the Company's deposits during the first five months of 1995 was significantly higher than in 1996. Net occupancy expense grew $2.6 million primarily due to higher rent and other occupancy-related expenses due to the Charter, First City, and INVEST acquisitions. Systems and processing expense increased $2.1 million over last year's first nine months primarily due to higher processing volumes related to recent acquisitions and various projects to enhance systems. Of the total $53.0 million increase in non-interest expense, $24.0 million was associated with INVEST. Excluding INVEST, non-interest expense increased $29.1 million, or 16% First American's operating efficiency ratio, excluding INVEST and the special FDIC assessment, improved to 57.26% in the first nine months of 1996, compared to 59.13% in the first nine months of 1995. Non-interest expense, excluding INVEST, the special FDIC assessment, and the Charter and First City acquisitions, increased 2%.

INCOME TAXES
     During the third quarters of 1996 and 1995, income tax expense was $16.4 million and $16.1 million, respectively. During the nine months ended September 30, 1996 and 1995, income tax expense was $54.1 million and $46.0 million, respectively. The major factor for the increases in income tax expense was the higher income before income taxes.

ASSET/LIABILITY MANAGEMENT
     First American has utilized off-balance-sheet derivative products for a number of years in managing its interest rate sensitivity. The use of non-complex, non-leveraged derivative products has reduced the Company's exposure to changes in the interest rate environment. By using derivative products such as interest rate swaps and futures contracts to alter the nature of (hedge) specific assets or liabilities on the balance sheet (for example to change a variable to a fixed rate obligation), the derivative product offsets fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should produce close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products have enabled First American to improve its balance between interest-sensitive assets and interest-sensitive liabilities by managing interest rate sensitivity, while continuing to meet the lending and deposit needs of its customers.
     In conjunction with managing interest rate sensitivity, at September 30, 1996, First American had derivatives with notional values totaling $1.3 billion. These derivatives had a net positive fair value (unrealized net pre-tax gain) of $5.6 million. Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. At September 30, 1995, First American had derivatives with notional values totaling $1.49 billion. These derivatives had a net negative fair value (unrealized pre-tax loss) of $12.0 million at

September 30, 1995. The instruments utilized are noted in the following table along with their notional amounts and fair values at September 30, 1996 and 1995.

                                                                                                   Weighted
                                                                                                   Average
                                                                   Weighted Average Rate           Maturity
                             Related Variable Rate    Notional     ---------------------           --------       Fair
 (in thousands)                Asset/Liability         Amount       Paid        Received            Years         Value
-------------------------------------------------------------------------------------------------------------------------
 SEPTEMBER 30, 1996
   Interest rate swaps       Money market deposits  $  600,000      5.77%  (1)     5.58% (2)         1.5         $  4,013
   Interest rate swaps       Loans                     300,000      5.59   (3)     6.80  (1)         4.8            3,644
   Forward interest rate     Available for sale
     swaps                   securities                200,000      7.11   (4)      N/A  (4)         3.8           (2,025)
   Forward interest rate
     swaps                   Money market deposits     200,000      6.54   (5)      N/A  (5)         1.8              (63)
                                                    ----------                                                   --------
                                                    $1,300,000                                                   $  5,569
=========================================================================================================================
 September 30, 1995
   Interest rate swaps       Money market deposits  $  500,000      5.99%  (1)     5.92% (2)         1.7             $314
   Interest rate swaps       Long-term debt            200,000      7.11   (1)     5.86  (3)         1.0           (2,699)
   Forward interest rate
     swaps                   Money market deposits     650,000      7.81   (6)     N/A   (6)         1.1           (8,857)
   Futures contracts (7)     Money market deposits     140,000      N/A            N/A               1.1             (729)
                                                    ----------                                                   --------
                                                    $1,490,000                                                   $(11,971)
=========================================================================================================================

(1)  Fixed rate.
(2) Variable rate which reprices quarterly based on 3-month LIBOR except for $25 million which reprices every 6 months based on 6-month LIBOR.
(3)  Variable rate which reprices quarterly based on 3-month LIBOR.
(4) Forward swap periods to begin in May 1997 for $50 million, June 1997 for $50 million and July 1997 for $100 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR but were unknown at September 30, 1996, since the forward swap periods had not yet begun.
(5) Forward swap periods to begin in May 1997 for $100 million and September 1997 for $100 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR but were unknown at September 30, 1996, since the forward swap period had not yet begun.
(6) Forward swap periods began in June 1995 for $200 million and December 1995 for $450 million. The rates to be paid were fixed and were set at the inception of the contracts. Variable rates received were based on 3-month LIBOR and were 5.87% for the contracts which began in June 1995 but were unknown at September 30, 1995 for the December 1995 contracts since the forward swap periods on those contracts had not yet begun.
(7) Represents $140 million short position of Eurodollar futures contracts which in aggregate simulates a $35 million 2-year interest rate swap.

     As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities
which offer more interest rate risk protection.   At September 30, 1996, there
were $1.4 million of deferred net gains related to terminated derivatives contracts, and there were $10.1 million of deferred net gains at September 30, 1995. Deferred gains and losses on off-balance-sheet derivative activities are recognized as interest income or interest expense over the original covered periods.
     Net interest income for the quarter ended September 30, 1996, was decreased by derivative products expense of $2.5 million. Net interest income for the quarter ended September 30, 1995, was increased by $.8 million derivative products income. Net interest income for the nine months ended September 30, 1996, was decreased by derivative products expense of $9.3 million. Net interest income for the nine months ended September 30, 1995, was increased by $3.3 million derivative products income.
     Credit risk exposure due to off-balance-sheet hedging is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. As of September 30, 1996, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure. First American's net credit exposure on outstanding derivatives was $5.9 million on September 30, 1996. Given the credit standing of the counterparts to the derivative contracts, Management believes that this credit exposure is reasonable in light of its objectives.

FINANCIAL CONDITION
ASSETS
     Total assets of First American rose $1.06 billion, or 12%, to $10.0 billion at September 30, 1996, compared to $8.97 billion one year earlier. The growth in total assets was primarily due to the $707.3 million, or 12%, increase in loans, net of unearned discount and net deferred loan fees, to $6.58 billion at September 30, 1996, from $5.87 billion at September 30, 1995. Leading the growth in loans were consumer amortizing mortgages, which increased $249.0 million, or 16%, commercial loans, which increased $239.6 million, or 9%, over a broad range of industry categories, and other consumer loans, which increased $167.6 million, or 14%. The increase in loans reflects the Charter and First City acquisitions, positive economic conditions in Tennessee and selected markets in adjacent states, and the success of First American's sales efforts and marketing programs. Excluding the Charter and First City acquisitions, loans grew $129.0 million, or 2%, from September 30, 1995, to September 30, 1996. Also contributing to total asset growth were increases in investment securities ($87.5 million), cash ($81.2 million), and trading securities ($62.0 million). Excluding the Charter and First City acquisitions, total assets decreased $116.1 million, or 1%, from September 30, 1995, to September 30,
1996.
     Total assets increased $346.7 million from $9.68 billion at December 31, 1995, to $10.0 billion at September 30, 1996. The growth in total assets from December 31, 1995, to September 30, 1996, was primarily due to the $154.8 million increase in loans, net of unearned discount and net deferred loan fees, and the $250.6 million increase in securities partially offset by the $180.3 million decrease in federal funds sold and securities purchased under agreements to resell. Leading the growth in loans were commercial loans, which increased $128.3 million and other consumer loans, which increased $43.2 million, while other categories of loans had modest decreases. Excluding the First City acquisition, total loans decreased $18.7 million and total assets decreased $51.3 million from December 31, 1995, to September 30, 1996.
     During July 1996, approximately $92 million of mortgage loans were securitized and sold with the mortgage servicing rights retained by First American. The transaction resulted in a gain in the amount of approximately $1.0 million.

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES
     Management's policy is to maintain the allowance for possible loan losses at a level which is adequate to absorb estimated loan losses inherent in the loan portfolio. The provision for loan losses is a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance at an appropriate level. Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision.
     In order to maintain the allowance at an appropriate level, First American's loan loss methodology produced no provision for loan losses during the third quarter of 1996 nor during the first nine months of 1996. The provisions for loan losses of $24 thousand in the third quarter of 1995 and $83 thousand in the first nine months of 1995 were recorded by Heritage prior to its merger with First American. The primary factors leading to no provision for loan losses in the nine months ended September 30, 1996, were the continued favorable levels of asset quality as discussed under the caption "Asset Quality" and relatively low net loan charge-off experience. In the third quarter of 1996 there were net charge-offs of $5.3 million which compared to net charge-offs of $.1 million in the third quarter of 1995. Net charge-offs as a percentage of average loans on an annualized basis amounted to .33% and .01%, respectively, in the third quarters of 1996 and 1995. For the nine months ended September 30, 1996 and 1995, net charge-offs were $6.3 million and $.7 million, respectively, and net charge-offs as a percentage of average loans on an annualized basis amounted to .13% and .02%, respectively.
     The allowance for possible loan losses was $128.2 million at September 30, 1996, $128.8 million at September 30, 1995, and $132.4 million at December 31, 1995. The allowance for possible loan losses represented 1.95% and 2.19% of net loans at September 30, 1996 and 1995, respectively, and 2.06% at December 31, 1995.

ASSET QUALITY
     First American's nonperforming assets (excluding loans 90 days past due on accrual status) were $22.0 million at September 30, 1996, $25.4 million at September 30, 1995, and $29.4 million at December 31, 1995. Nonperforming assets (excluding loans 90 days past due on accrual status) at September 30, 1996, represented .33% of total loans and foreclosed properties, compared to
 .43% at September 30, 1995, and .46% at December 31, 1995. At September 30, 1996, nonperforming assets were comprised of $14.1 million of non-accrual loans and $7.9 million of foreclosed properties.
     Other potential problem loans consist of loans that are currently not considered nonperforming but on which information about possible credit problems has caused Management to doubt the ability of the borrowers to comply fully with present repayment terms. At September 30, 1996, such loans totaled approximately $76 million compared with approximately $48 million of such loans at September 30, 1995, and $67 million at December 31, 1995. Depending on the economy and other factors, these loans and others, which may not be presently identified, could become nonperforming assets in the future.

LIABILITIES
     Total deposits were $7.55 billion at September 30, 1996, an increase of $823.0 million, or 12%, from $6.73 billion a year earlier. Excluding the Charter and First City acquisitions, total deposits decreased $18.1 million, or
 .3%, from September 30, 1995, to September 30, 1996. Core deposits, which are defined as total deposits excluding certificates of deposit $100,000 and over and foreign deposits, totaled $6.74 billion at September 30, 1996, and $5.93 billion at September 30, 1995. Short-term borrowings increased $80.2 million, or 7%, to $1.15 billion at September 30, 1996, from $1.07 billion at September 30, 1995. Long-term debt increased $62.3 million from September 30, 1995, to $340.5 million at September 30, 1996, primarily due to the $144.2 million increase in long-term debt in the fourth quarter of 1995 partially offset by the repayment of $55.5 million of variable rate and $25.9 million of fixed rate borrowings from the Federal Home Loan Bank ("FHLB") in the first nine months of 1996.
     Total deposits increased $169.4 million from December 31, 1995, to September 30, 1996. Excluding the First City acquisition, total deposits decreased $157.8 million during the same time frame. Core deposits increased $249.4 million, short-term borrowings increased $215.0 million, and long-term debt decreased $81.3 million from December 31, 1995, to September 30, 1996. The decrease in long-term debt resulted principally from the repayment of $55.5 million of variable rate and $25.9 million of fixed rate borrowings from the FHLB.

CAPITAL POSITION
     Total shareholders' equity was $838.0 million, or 8.36% of total assets at September 30, 1996, $694.1 million, or 7.74% of total assets, at September 30, 1995, and $795.5 million, or 8.22% of total assets at December 31, 1995. Book value per share was $28.35 on September 30, 1996, $25.12 per share on September 30, 1995, and $26.93 per share on December 31, 1995.
     Total shareholders' equity increased $42.5 million from December 31, 1995, principally from $61.6 million of earnings retention ($88.1 million of net income less $26.5 million of dividends). Partially offsetting the above increase in shareholders' equity was the $14.2 million change in net unrealized gains and losses on securities available for sale, net of tax, and the net repurchase of $6.0 million of common stock.
     In the third quarter of 1996, First American declared cash dividends on its common stock of $.31 per share compared to $.28 per share in the third quarter of 1995, an 11% increase. The dividend payout ratio was 33% in the third quarter of 1996 compared to 28% in the third quarter of 1995. Cash dividends for the first nine months of 1996 were $.90 versus $.78 in the first nine months of 1995, a 15% increase. The dividend payout ratios for the nine month ended September 30, 1996 and 1995, were 30% and 28%, respectively.
     The Federal Reserve Board and Office of the Comptroller of the Currency
(OCC) regulations require that bank holding companies and national banks maintain minimum capital ratios. As of September 30, 1996, the Company and its principal bank subsidiary, First American National Bank (FANB), had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. At September 30, 1996, the Company and FANB, respectively, had total risk-based capital ratios of 12.21% and 11.54%, Tier I risk-based capital ratios of 9.66% and 10.29%, and Tier I leverage capital ratios of 7.61% and 8.28%. In order to be considered well capitalized, the total risk-based capital ratio must be a minimum of 10%, the Tier I risk-based capital ratio must equal or exceed 6%, and the Tier I leverage capital ratio must be 5% or greater.
     FAFSB is subject to capital requirements adopted by the OTS, which are similar to those issued by the Federal Reserve Board and the OCC. As of September 30, 1996, FAFSB had ratios which exceeded the regulatory requirements to be classified as "well capitalized".

LIQUIDITY
     Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets, which include cash and cash equivalents (less
Federal Reserve Bank reserve requirements), money market instruments, and securities that will mature within one year, amounted to $943.0 million and $745.3 million at September 30, 1996 and 1995, respectively. The estimated average maturity of securities was 5.3 years and 4.3 years at September 30, 1996 and 1995, respectively. The average repricing life of the total securities portfolio was 2.2 years and 2.0 years at September 30, 1996 and 1995, respectively. The overall liquidity position of First American is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 89% of total deposits at September 30, 1996, versus 88% at September 30, 1995.

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         The information called for by this item is incorporated by reference to Item 3 of the Registrant's annual report on Form 10-K for the year ended December 31, 1995, and Note 8 to the Corporation's Consolidated Financial Statements for the quarter ended September 30, 1996 included herein.


Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Number                           Description

                  3.1             Restated Charter (previously filed as
                                  Exhibit 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, and incorporated herein by reference).

                  3.2 By-Laws of the Registrant currently in effect as amended January 18, 1996, is incorporated by reference to Item 14 of the Registrant's annual report on Form 10-K for the year ended December 31, 1995.

                 11 Statement regarding computation of per share earnings is included in Note 6 to the Consolidated Financial Statements for the quarter ended September 30, 1996. See Part 1, Item 1.

                 15 Letter regarding unaudited interim financial information from KPMG Peat Marwick LLP, dated October 17, 1996.

                 27 Financial Data Schedule for interim year-to-date period ended September 30, 1996. (For SEC use only)

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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



                                   FIRST AMERICAN CORPORATION
                                   ---------------------------
                                   (Registrant)



                                   /s/ Martin E. Simmons
                                   -------------------------------------------
                                   Martin E. Simmons
                                   Executive Vice President, General Counsel,
                                     Secretary and Principal Financial Officer

                                   Date:           November 12, 1996
                                        --------------------------------------