Form 10-K
period 1996-12-31
FIRST AMERICAN CORP /TN/
filed 1997-03-28
CIK 36068

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                    FORM 10-K
                                  -------------
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996.    Commission file number 0-6198.

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

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
               COMMON STOCK, PAR VALUE $5 PER SHARE AND ASSOCIATED
                 SERIES A JUNIOR PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)
                               ------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value (computed on the basis of the reported last sale price on February 6, 1997) of shares of Common Stock, par value $5 per share, held by non-affiliates of the Registrant was $1,599,945,649. The market value calculation assumes (i) that all shares beneficially held by members of the Board of Directors of the Registrant are shares owned by "affiliates," a status which each of the directors individually disclaims, and (ii) that shares beneficially owned by the Registrant's subsidiaries are owned by "affiliates".

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
         Class                                           February 6, 1997
         -----                                           ----------------
         Common Stock, $5 par value:                     29,752,801

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT FROM WHICH PORTIONS ARE                        PART OF FORM 10-K
INCORPORATED BY REFERENCE                               TO WHICH INCORPORATED

1.  PROXY STATEMENT DATED MARCH 20, 1997                PART III

                                TABLE OF CONTENTS

                                                                                                               Page
PART I
Items 1-2         Business and Properties.......................................................................  1
                           General............................................................................... 1
                           Statistical Information............................................................... 4
                           Supervision and Regulation............................................................ 5
                           Competition.......................................................................... 13
                           Employees............................................................................ 13

Item 3            Legal Proceedings............................................................................  14

Item 4            Submission of Matters to a Vote of
                           Security Holders....................................................................  14

PART II
Item 5            Market for  Registrant's Common Equity
                           and Related Stockholder Matters.....................................................  14

Item 6            Selected Financial Data......................................................................  15

Item 7            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................................... 16

Item 8            Financial Statements and Supplementary Data................................................... 45

Item 9            Changes In and Disagreements with Accountants on
                           Accounting and Financial Disclosure.................................................  45

PART III
Item 10           Directors and Executive Officers of the Registrant...........................................  45

Item 11           Executive Compensation.......................................................................  48

Item 12           Security Ownership of Certain Beneficial Owners
                           and Management....................................................................... 48

Item 13           Certain Relationships and Related Transactions................................................ 49

PART IV
Item 14           Exhibits, Financial Statement Schedules, and
                           Reports on Form 8-K.................................................................. 50

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

         FANB owns 98.50% of the issued and outstanding capital stock of INVEST Financial Corporation ("INVEST"), a Delaware corporation headquartered in Tampa, Florida, which is engaged in the distribution of securities, other investment products, and insurance, and 49% of the capital stock of The SSI Group, Inc. ("SSI"), a Florida corporation headquartered in Mobile, Alabama, which is engaged in health care claims processing.

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

         As of December 31, 1996, the Corporation had total assets of approximately $10.4 billion, total deposits of $7.8 billion, shareholders' equity of approximately $868.7 million, and net income of $121.6 million. As of December 31, 1996, FANB had total assets of approximately $9.79 billion, total deposits of $7.33 billion, shareholders' equity of approximately $848.6 million, and net income of $123.8 million for 1996. As of December 31, 1996, the Corporation estimates that it ranked, on the basis of aggregate deposits in Tennessee held by FANB, the Corporation's principal subsidiary, as the second largest bank holding company headquartered in Tennessee.

         The Corporation's subsidiary banks engage in lending in the following areas: commercial, consumer -- amortizing mortgages, consumer -- other, real estate-- construction, and real estate -commercial mortgages and other. The risk involved to the Corporation and its subsidiary banks in making these loans varies based on, among other things, the amount of the loan, the length of amortization of the principal, the type of collateral, if any, used to secure the loan, and characteristics of the borrower. For a further discussion of the Corporation's and its subsidiary banks' lending activities, see the following sections of Management's Discussion and Analysis of Financial Condition

Results of Operations, included in this Report as Item 7: Loans, pages 23-35; Allowance and Provision for Loan Losses, pages 25-26; and Asset Quality, page 27.

         For a discussion of the Corporation's and its subsidiary banks' investment activities, see the following sections of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Report as Item 7: Securities, pages 22-23.

         For a discussion of the Corporation's and its subsidiary banks' deposit and other funding activities, see the following sections of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Report as Item 7: Deposits, pages 27-28; Other Borrowed Funds, page 28; and Liquidity, pages 31-35.

COMMERCIAL BANKING

         Founded in 1883, FANB had banking offices in 33 Tennessee counties containing approximately 68.5% of Tennessee's population at December 31, 1996. On the basis of deposits at December 31, 1996, the Corporation estimates that FANB was the second largest bank in Tennessee, and had the largest deposit base in the Nashville-Davidson County, Tennessee market, the second largest deposit base in the Tri-Cities (Sullivan and Washington Counties, Tennessee) market, the second largest deposit base in the Knoxville (Knox County, Tennessee) market, the sixth largest deposit base in the Memphis (Shelby County, Tennessee) market, and the tenth largest deposit base in the Chattanooga (Hamilton County, Tennessee) market.

         At December 31, 1996, FANB had a total of 161 banking offices in Tennessee, including nine offices of Tennessee Credit Corporation ("TCC"), FANB's wholly owned consumer finance subsidiary, with banking offices in the 28 largest counties in Tennessee (measured by aggregate bank deposits of banks in the county at June 30, 1996) and in each of the 15 most populous Tennessee cities.

         FANB offers the services generally performed by commercial banks of like size and character. FANB also offers 24-hour banking service through automated teller machines located at a majority of its banking offices and at other locations. At December 31, 1996, FANB operated a total of 302 automated teller machines. Of these, 187 were in banking offices, 35 were freestanding, and 80 were cash dispensing machines.

         FANB also provides individual and corporate trust services and investment management services for customers of the Corporation's subsidiary banks.

         FANB also owns (i) First Amtenn Life Insurance Company, which underwrites credit life and accident and health insurance on extensions of credit made by FANB and (ii) First City Life Insurance Company, which underwrites credit life and accident and health insurance on extensions of credit made by TCC. For a discussion of the securities brokerage services provided by FANB, please see "Investment Product Distribution; Broker/Dealer Services" on pages 3-4 herein.

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

         FAFSB offers the services generally performed by savings banks of like size and character. At December 31, 1996, FAFSB had 16 branches in the southwestern region of Virginia and offered 24-hour banking service through nine automated teller machines located on the premises of the banking offices and four freestanding machines. On the basis of deposits at December 31, 1996, the Corporation estimates that FAFSB had the sixth largest deposit base in the Bristol City/Washington County, Virginia market.

         FANBKY, headquartered in Bowling Green, Kentucky, also offers the services generally performed by commercial banks of like size and character. At December 31, 1996, FANBKY had four banking offices in two Kentucky counties, Warren and Simpson, which contained approximately 2.6% of Kentucky's population, and offered 24-hour banking service through three automated teller machines located on the premises of the banking offices and one freestanding machine. On the basis of deposits at December 31, 1996, the Corporation estimates that FANBKY had the second largest deposit base in the combined Warren and Simpson Counties market.

         FAE, formerly a division of the Corporation, was incorporated in 1995 for the purpose of developing sources of non-traditional financial services income. FAE has, to date, concentrated its efforts in exploring the potential of fee income generation in the areas of health care payment processing, insurance company relational database services, and third-party marketing and securities distribution. FAE manages the Corporation's investments in these areas, including investments in INVEST and SSI.

INVESTMENT PRODUCT DISTRIBUTION; BROKER/DEALER SERVICES

         Effective July 1, 1996, FANB acquired 96.2% of the capital stock of INVEST for $26,000,000. FANB subsequently acquired an additional 2.06% of INVEST for approximately $535,000, bringing its equity ownership to 98.26% as of December 31, 1996. INVEST is a securities broker-dealer registered with the NASD, and through its subsidiaries, is licensed to sell investment products in all 50 states, the District of Columbia, and Puerto Rico.

         Headquartered in Tampa, Florida, INVEST's primary business is selling investment products through financial institutions for which it functions as a third party marketer. Simultaneously with FANB's acquisition of INVEST, INVEST acquired Investment Centers of America, a North Dakota corporation headquartered in Bismarck, North Dakota ("ICA"). ICA is also a broker-dealer registered with the NASD and a third-party marketer of investment products through financial institutions. ICA primarily services community banks with assets of $500 million or less. As of December 31, 1996, INVEST and ICA collectively service 689 banks through approximately 1,200 licensed representatives in 1,015 investment centers located throughout the United States.

         Effective February 1, 1997, AmeriStar Capital Markets, Inc., formerly a wholly owned subsidiary of FANB and a broker-dealer registered with the NASD, was merged with and into INVEST. As a result of this merger, FANB's equity ownership in INVEST increased to 98.50%. Through its AmeriStar Investment Products operating division, INVEST currently serves as the third-party marketer of investment products for the Corporation's subsidiary banks.

HEALTH CARE CLAIMS PROCESSING

         On April 1, 1996, FANB acquired 49% of SSI, a health care claims processing company headquartered in Mobile, Alabama, for $8,575,000. SSI uses automated data processing to assist hospitals and physicians in communicating billing and payment-related information to medical benefits third-party payors, including government agencies, health maintenance organizations, and insurance carriers. SSI's medical claims processing services include determining the amount owed to hospitals or physicians by both patients and third-party payors and facilitating the method of payment. SSI provides these electronic financial data processing services to more than 500 hospitals, clinics, and physicians in 24 states.

         Effective January 1, 1997, SSI acquired CareWare Systems, Inc. ("CareWare"), a Tampa, Florida-headquartered developer of medical management computer software for managed care organization, insurance carriers and health maintenance organizations. CareWare's principal software product allows preapproval or authorization of patient treatment, consistent with recognized medical guidelines, and facilitates SSI's health care claims processing function by helping control the selection, delivery, and cost of medical services. Under the terms of the merger agreement, CareWare's shareholders received 5.1% of SSI's common stock. Simultaneously, FANB exercised its option to maintain its 49% ownership of SSI, for an additional cost of $667,403. The balance of SSI is owned, either directly or indirectly, by Celia A. Wallace, who was appointed to the Corporation's Board of Directors in June 1996.

RECENT DEVELOPMENTS

         On January 1, 1997, the Corporation completed its acquisition of Hartsville Bancshares, Inc., a Tennessee bank holding company headquartered in Hartsville, Tennessee ("HBI"), which owned CommunityFIRST Bank, a Tennessee chartered bank with five branches in Sumner and Trousdale Counties, Tennessee, which was simultaneously merged with and into FANB. The Corporation acquired HBI through a tax-free exchange of stock valued at approximately $11.0 million in a transaction accounted for as a purchase. As of December 31, 1996, HBI had total consolidated assets of approximately $95 million and shareholders' equity of approximately $6.0 million.

                             STATISTICAL INFORMATION

         Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Year-End Balance Sheets, which discuss the Corporation and its subsidiaries from a financial perspective, are contained in Items 7 and 8 of this Report.

                           SUPERVISION AND REGULATION
GENERAL

             The Corporation is a bank holding company subject to the supervision of the Federal Reserve Board under the BHCA and a savings and loan holding company subject to the supervision of the Office of Thrift Supervision ("OTS") under HOLA. FANB and FANBKY are national banks and, as such, are subject to the supervision of, and are regularly examined by, the Office of the Comptroller of the Currency ("OCC"). FAFSB is a federal savings bank and, as such, is subject to the supervision of, and is regularly examined by, the OTS. Each of the Corporation's depository institution subsidiaries is also insured by, and subject to the regulations of, the Federal Deposit Insurance Corporation (the "FDIC"), and is also affected significantly by the actions of the Federal Reserve Board by virtue of its role in regulating money supply and credit availability, as well as by the U.S. economy in general. Areas subject to regulation by federal authorities include loan loss reserves, investments, loans, mergers, issuance of securities, payment of dividends, establishment and closing of branches, product offering and other aspects of operations.

         The Corporation's non-banking subsidiaries are subject to the supervision of the Federal Reserve Board, and other non-banking subsidiaries may be subject to the supervision of other regulatory agencies including the Securities and Exchange Commission ("SEC"), the NASD and state securities and insurance regulators.

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

         Under the "cross guarantee" provisions of the Federal Deposit Insurance Act ("FDIA"), any FDIC-insured subsidiary of the Corporation can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured subsidiary or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured subsidiary "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF"), or both. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

         FAFSB is subject to capital requirements adopted by the OTS, which are similar, but not identical, to those issued by the Federal Reserve Board and the OCC. Under the OTS' capital guidelines, a savings bank is required to maintain tangible capital of at least 1.5% of tangible assets, core (leverage) capital of at least 3% of the association's adjusted total assets and risk-based capital of at least 8% of risk-weighted assets. For more information on these capital ratios, please see Note 14 ("Legal and Regulatory Matters") to the Corporation's Consolidated Financial Statements on pages 87-91 herein.

          In 1991, each federal banking agency was required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities. Each of the federal banking agencies subsequently revised the risk-based capital guidelines to take account of concentration of credit risk, risk of nontraditional activities, and a bank's exposure to declines in the economic value of its capital due to changes in interest rates. These guidelines do not codify a measurement framework for assessing the level of a bank's interest rate exposure. On June 26, 1996, these agencies adopted a joint policy statement requiring that banks adopt comprehensive policies and procedures for managing interest rate risk, and this statement sets forth the general standards that such policies and procedures must meet. Unlike an earlier proposal, however, the statement does not contain a standardized measure or explicit capital charge for interest rate risk. The Corporation does not believe that these agency actions concerning the capital guidelines will materially impact its operations.

         The OTS regulatory capital requirements which are applicable to FAFSB already incorporate an interest rate risk component. Under the OTS regulation, a savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets that would result from a hypothetical 200 basis point increase or decrease in interest rates, divided by the estimated economic value of the institution's assets. A savings institution whose interest rate risk exposure exceeds 2% would be required to deduct an amount equal to one half of the difference between the institution's interest rate risk and 2% multiplied by the estimated economic value of the institution's assets. The OTS, however, has postponed requiring any such deductions from capital until an appeals process is developed for the measurement of an institution's interest rate risk.

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

         The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state imposed concentration limits. Under these concentration limits, a bank holding company which controls more than 10% of the total amount of deposits of insured depository institutions in the United States is prohibited from further acquisitions; federal statewide concentration limits prohibit an acquisition if, upon consummation of the transaction, a bank holding company would control 30% or more of the total amount of deposits of insured depository institutions in the state which is the home state of the bank or bank holding company being acquired. The Corporation estimates that, as of December 31, 1996, it held less than 13% of all such deposits in Tennessee, less than 1.0% of all such deposits in Kentucky and less than 1.0% of all such deposits in Virginia. Although individual state deposit caps are not superseded by the legislation, the Tennessee General Assembly, in its 1995 Session, adopted conforming legislation which adopts the deposit caps enacted by Congress. The legislation also repeals, as of September 29, 1995, the Tennessee laws previously applicable to acquisitions by bank holding companies, and reenacts in modified form one of these laws, the Tennessee Bank Structure Act (the "TBSA"). Under the TBSA, as reenacted, no bank holding company, whether a Tennessee or out-of-state company, may acquire any bank in Tennessee that has been in operation less than five years or organize a new bank in Tennessee except in the case of certain interim bank mergers and acquisitions of banks in financial difficulty. Under the Tennessee laws pertaining to bank mergers, which (with the exception of a merger between a Tennessee bank and an out-of-state bank) were not directly affected by the new legislation, banks in separate counties in Tennessee which have been in operation at least five years may merge. Banks with principal offices in the same county may merge, even if one or both have been in operation less than five years. The effect of these provisions is that the Corporation in the future may acquire banks in Tennessee which have been in operation for over five years but may not form or acquire a new bank in any Tennessee county other than Davidson County, in which the main office of FANB is located.

         Under federal law, banks will be able to branch across state lines by acquisition, merger or de novo, effective June 1, 1997 (unless state law would permit such de novo interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such de novo interstate branching. Tennessee has enacted a interstate branching law in response to the federal law which is effective June 1, 1997. Tennessee state law currently only allows interstate branching by acquisition or merger and does not expressly permit de novo branching.

BANK REGULATION

         Payment of Dividends. The Corporation is a legal entity separate and distinct from its subsidiary banks and its nonbank subsidiaries. The Corporation's revenues (on a parent company only basis) result, in part, from dividends paid to the Corporation by its subsidiaries. The right of the Corporation, and consequently the right of creditors and shareholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that claims of the Corporation in its capacity as a creditor may be recognized. For more information on "Payment of Dividends," please see Note 14 ("Legal and Regulatory Matters") to the Corporation's Consolidated Financial Statements on pages 88-90 herein. For a discussion on the impact of the Corporation's long-term debt on its ability to pay dividends to shareholders, please see Note 9 ("Long-term Debt") to the Corporation's Consolidated Financial Statements on pages 76-77 herein.

         In addition to the foregoing, under the FDIA, insured depository institutions are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institutions would become "undercapitalized" (as such term is used in the statute). Based on the current financial condition of these institutions, the Corporation does not expect that this provision will have any impact on its ability to obtain dividends from its bank subsidiaries.

         FDIC Insurance. The Corporation's subsidiary depository institutions are subject to FDIC deposit insurance assessments. The FDIC has promulgated risk-based deposit insurance assessment regulations which became effective in 1993. Under these regulations, insured institutions (whether members of BIF or SAIF) are assigned assessment risk classifications based upon capital levels and supervisory evaluations. Based on this system, the assessment rate for insured institutions for 1996 ranged from 0.0% to 0.2475%, depending on the institution's assessment risk classification. Under these regulations, FANB's assigned assessment rate for its BIF deposits for 1996 was based on the legal minimum amount of $2,000 per annum. FAFSB's assigned assessment rate for 1996 was 0.2475%. FANBKY's assigned assessment rate for 1996 was 0.1725%.

         With the exception of deposits attributable to thrift acquisitions, FANB pays its premiums at the BIF rate. As a former savings and loan association, FANBKY pays its premiums at the SAIF rate. As a federal savings bank, FAFSB pays its premiums at the SAIF rate. Thus, the Corporation's overall deposit insurance premium expenses are affected by changes in both the BIF and the SAIF assessment rate. The FDIC set the BIF assessment for the 1996 fiscal year to the legal minimum of $2,000 a year for the best rated institutions and 0.27% of insured deposits for the worst rated institutions because the BIF reserve ratio exceeds the 1.25% of insured deposits required by federal law.

         On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which (i) recapitalized the SAIF to 1.25% of insured deposits by imposing a special one-time assessment on SAIF-insured deposits; (ii) from January 1, 1997 until December 31, 1999, requires BIF members to pay one-fifth of the assessment rate imposed upon thrifts to cover the annual Financing Corporation ("FICO") bond payments, and from January 1, 2000 until the FICO bonds are retired, will require banks and thrifts to pay the assessment on a pro rata basis; (iii) stipulates that the BIF and SAIF will be merged on January 1, 1999 into the new Deposit Insurance Fund, contingent upon there being no federally insured savings associations or thrifts in existence on that date. The effect on the Corporation of this law was a special one-time assessment on its third quarter 1996 earnings of approximately $8.1 million (before taxes). For more information regarding FDIC assessment rates, please see page 17 and pages 21-22 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Report as Item 7, and also see Note 14 ("Legal and Regulatory Matters") of the Corporation's Consolidated Financial Statements on pages 88-91 herein.

         Community Reinvestment Act. The Corporation's subsidiary depository institutions also are subject to the requirements of the Community Reinvestment Act of 1976 ("CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process, as well as when an institution applies to undertake a merger, acquisition or to open a branch facility. Recently enacted revisions to the CRA regulations create a new evaluation system that rates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Under these new regulations, each institution would be evaluated based on the degree to which it is providing loans (the lending test), branches and other services (the service test), and investments (the investment test) to low and moderate income areas in the communities it serves, based on the communities' demographics, characteristics and needs, the institution's capacity, product offerings and business strategy. Institutions would continue to receive one of four composite ratings: Outstanding, Satisfactory, Needs to Improve or Substantial Noncompliance. The new rules went into effect in stages from July 1995 to January 1997. The Corporation does not believe that the new CRA regulations will substantially change its programs and policies designed to meet the needs of its communities.

         Certain Transactions with Affiliates. Provisions of the Federal Reserve Act impose restrictions on the type, quantity and quality of transactions between affiliates of an insured bank (including the Corporation and its nonbank subsidiaries) and the insured bank (or savings institution) itself. Under these restrictions, an insured bank (or savings institution) and its subsidiaries are, among other things, limited in engaging in "covered transactions" with any one affiliate to no more than 10% of the capital stock and surplus of the insured bank (or savings institution); and with all affiliates in the aggregate, to no more than 20% of the capital stock and surplus of the bank (or savings institution). "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the

Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. In addition, any transaction with an affiliate, including loans, contractual arrangements and purchases, must be on terms and conditions that are substantially the same or at least as favorable to the bank (or savings institution) as those prevailing at the time for comparable transactions with non-affiliated companies. The purpose of these restrictions is to prevent the misuse of the resources of the bank by its uninsured affiliates. An exception to the quantitative restrictions is provided for transactions between two insured banks or savings institutions that are within the same holding company structure where the holding company owns 80% or more of each institution.

         Transactions with Insiders. Any loans made by the Corporation's depository institution subsidiaries to their respective executive officers, directors or 10% shareholders, as well as entities such persons control, are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment, and are subject to individual and aggregate limits depending on the person involved. Further, provisions of the BHCA prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         Other Safety and Soundness Regulations. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are categorized as "well capitalized", "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

         In addition, FDIC regulations require that management report on its institution's responsibility for preparing financial statements, and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness. Under these rules, independent auditors must attest to and report separately on assertions in management's report concerning the effectiveness of the internal control structure over financial reporting, using FDIC-approved audit procedures.

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

         The RCDRIA also contains various community development initiatives; measures to promote the securitization of small business loans; changes to the National Flood Insurance Program and changes to the Bank Secrecy Act in terms of money laundering; protection against bank insolvency of the security interests of public entities in bank assets pledged to secure the entities' deposits; restrictions on certain high-rate, high-fee mortgages; and disclosure requirements for reverse mortgages.

BROKER/DEALER REGULATION

         The United States securities industry generally is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. INVEST is a registered broker-dealer in securities under the Securities Exchange Act of 1934, as amended, and is a member of the NASD. INVEST is also an investment adviser pursuant to the Investment Advisers Act of 1940, as amended, and is a member of the Securities Investor Protection Corporation. INVEST is registered as a broker-dealer in 50 states, the District of Columbia, and Puerto Rico. As a third-party marketer of investment products, INVEST may, in certain instances, be subject to regulation by those agencies having supervisory authority over INVEST's financial institution clients, including, for example, the Federal Reserve Board, the OCC, the OTS, the FDIC, and various state banking agencies.

         The regulations to which broker/dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, uses and safekeeping of customers' funds and securities, recordkeeping, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in interpretation or enforcement of existing laws and rules, often affect directly the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fines, suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of customer and the securities market rather than the protection of creditors and stockholders of broker/dealers.


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

         Through INVEST, FANB competes with other third-party marketers of investment products and other entities offering securities brokerage services.


                                    EMPLOYEES

         As of December 31, 1996, the Corporation and its subsidiaries employed 4,355 full-time equivalent officers and employees, compared with 3,591 at December 31, 1995.

ITEM 3:      LEGAL PROCEEDINGS

         Note 14 to the Corporation's Consolidated Financial Statements, included in this Report under Item 8, is hereby incorporated in this Item 3 by reference.


ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.


                                     PART II

ITEM 5:      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         The Corporation's Common Stock is traded on the National Association of Securities Dealers Automated Quotation National Market System (the "Nasdaq National Market System") under the symbol "FATN." At the close of business on February 6, 1997, there were approximately 10,123 holders of record of the Corporation's Common Stock. The following table sets out the quarterly high and low sales prices of the Corporation's Common Stock. The dividends declared during each quarter for the last two years are also shown.

                                  STOCK PRICES

                                                                                 DIVIDENDS
                                       HIGH                      LOW             DECLARED
                                       ----                      ---             --------
         1995
         ----
         First Quarter                $34.375                 $26.875             $.25
         Second Quarter                36.000                  33.250              .25
         Third Quarter                 44.250                  35.875              .28
         Fourth Quarter                50.250                  42.125              .28
                                       ======                  ======              ===

         1996
         ----
         First Quarter                $48.500                 $42.375             $.28
         Second Quarter                45.625                  42.125              .31
         Third Quarter                 48.250                  40.750              .31
         Fourth Quarter                58.750                  47.750              .31
                                       ======                  ======              ===


See SUPERVISION AND REGULATION, PAYMENT OF DIVIDENDS. See also, Notes 9 and 14 to the Corporation's Consolidated Financial Statements, included in this Report under Item 8, which are incorporated herein by reference.

ITEM 6:           SELECTED FINANCIAL DATA

         The table "Selected Financial Data: 1992-1996" on page 16 hereof is incorporated in this Item 6 by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 1:  SELECTED FINANCIAL DATA:  1992-1996
====================================================================================================================================
                                                                                      Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                    1996         1995          1994           1993           1992
------------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENTS (in thousands):
  Net interest income, taxable equivalent basis*             $    353,298   $   315,761   $   301,689   $    291,242   $   272,357
  Less taxable equivalent adjustment                                3,600         3,451         3,447          4,042         4,160
-----------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                             349,698       312,310       298,242        287,200       268,197
  Provision for loan losses                                             -            83        (9,919)       (41,405)       39,249
  Noninterest income                                              180,533       108,487        85,715         88,379        77,325
  Noninterest expense                                             334,455       252,448       239,270        248,227       240,099
-----------------------------------------------------------------------------------------------------------------------------------
  Income before income tax expense and
    cumulative effect of changes in accounting
    principles                                                    195,776       168,266       154,606        168,757        66,174
  Income tax expense                                               74,204        65,186        57,404         61,348        20,021
-----------------------------------------------------------------------------------------------------------------------------------
  Income before cumulative effect of changes in
    accounting principles                                         121,572       103,080        97,202        107,409        46,153
  Cumulative effect of changes in accounting principles,
    net of tax                                                          -             -             -            (84)            -
-----------------------------------------------------------------------------------------------------------------------------------
  Net income                                                 $    121,572   $   103,080   $    97,202   $    107,325   $    46,153
===================================================================================================================================
Per common share:
  Net income                                                 $       4.11   $      3.64   $      3.39   $       3.79   $      1.76
  Cash dividends declared and paid                                   1.21          1.06           .88            .55           .20
  Book value (end of year)                                          29.32         26.93         23.24          22.34         17.86
  Market price (end of year)                                        57.63         47.38         26.88          32.00         27.50
  Market/book (end of year)                                          1.97 x        1.76 x        1.16 x         1.43 x        1.54 x
====================================================================================================================================
AVERAGES (in thousands):
  Assets                                                     $  9,723,937   $ 8,554,146   $ 7,785,831   $  7,322,284   $ 6,986,807
  Loans, net of unearned discount and net deferred
    loan fees                                                   6,508,716     5,592,273     4,851,386      4,214,138     4,044,470
  Earning assets                                                8,977,115     7,898,742     7,119,433      6,672,027     6,387,123
  Deposits                                                      7,376,880     6,538,746     6,186,809      5,975,643     5,902,743
  Long-term debt                                                  356,768       292,455       109,031         60,134        17,890
  Shareholders' equity                                            830,416       704,290       644,247        550,840       442,103
====================================================================================================================================

End of period (in thousands):
  Assets                                                     $ 10,399,468   $ 9,681,629   $ 8,278,727   $  7,707,781   $ 7,256,798
  Loans, net of unearned discount and net deferred
    loan fees                                                   6,658,597     6,425,976     5,171,966      4,669,571     4,059,554
  Earning assets                                                9,447,064     8,899,747     7,545,903      7,041,597     6,418,745
  Deposits                                                      7,792,977     7,382,294     6,307,779      6,150,551     6,018,768
  Long-term debt                                                  331,157       421,791       271,473         77,053        18,477
  Shareholders' equity                                            868,707       795,532       667,673        623,562       503,899
====================================================================================================================================
Significant ratios:
  Return on average assets                                           1.25%         1.21%         1.25%          1.47%          .66%
  Return on average equity                                          14.64         14.64         15.09          19.48         10.44
  Dividends declared per share to net income per
    share (dividend payout ratio)                                   29.44         29.12         25.96          14.51         11.36
  Productivity ratio**                                              57.19         57.79         60.25          62.75         68.66
  Average equity to average assets                                   8.54          8.23          8.27           7.52          6.33
  Average loans to average deposits                                 88.23         85.53         78.41          70.52         68.52
  Average core deposits to average total deposits                   89.25         89.32         92.85          93.13         92.68
  Allowance to net loans (end of year)                               1.85          2.06          2.50           2.92          4.52
  Nonperforming assets to loans and foreclosed
    properties (end of year)***                                       .36           .46           .42            .91          2.24
  Net interest margin                                                3.94          4.00          4.24           4.37          4.26
====================================================================================================================================
OTHER STATISTICS:
  Number of common shareholders (end of year)                      10,161         9,092        10,380         10,731        10,646
  Average common shares outstanding (in thousands)                 29,592        28,315        28,670         28,355        26,509
  End of period common shares (in thousands)                       29,631        29,540        28,725         27,915        28,213
  Number of full-time equivalent employees
    (end of year)                                                   4,095         3,591         3,449          3,309         3,260
  Number of banking offices                                           168           164           155            151           152
  Number of automatic teller machines                                 302           224           181            150           139
====================================================================================================================================

         * Adjusted to a taxable equivalent basis based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit.

         ** Ratio of operating expenses to taxable equivalent net interest income plus noninterest income. For 1996, calculation excludes $8.1 million special SAIF assessment and nonbank subsidiaries. For 1995, calculation excludes $7.3 million of Heritage merger-related expenses. For 1994, calculation excludes $9.7 million of losses in the fourth quarter on sales of securities available for sale. For 1993, calculation excludes the $10.0 million Foundation contribution.

         ***      Excludes loans 90 days or more past due on accrual.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis is presented as a review of the major trends affecting the performance of First American Corporation (the "Corporation" or "First American") and its subsidiaries and to aid in understanding the Corporation's consolidated income statements and balance sheets. This discussion supplements the Corporation's consolidated financial statements which begin on page 56 and should be read in conjunction therewith.

OVERVIEW

     Net income during 1996 was $121.6 million, an $18.5 million, or 18%, increase from the $103.1 million earned in 1995. Earnings per share also increased during 1996 to $4.11, up 13% over the $3.64 for 1995. Return on average assets ("ROA") improved to 1.25% for 1996 from 1.21% in 1995. Return on average equity ("ROE") was 14.64% for both 1996 and 1995.

     During 1996, special legislation was enacted which required many financial institutions to pay a special one-time assessment on deposits insured by the Savings Association Insurance Fund ("SAIF") at the rate of $.657 per $100 of deposits held as of March 31, 1995. The Corporation's special assessment was $8.1 million or $5.0 million, net of tax ($.17 per share), and was accrued by First American in September 1996. The purpose of the legislation was to recapitalize the thrift fund up to the statutorily prescribed 1.25%. In addition, the Corporation's net income for 1995 was decreased by $7.5 million of after tax merger expenses, (or $.26 per share), related to the November 1995 merger of Heritage Federal Bancshares, Inc. ("Heritage"). Exclusive of these expenses, net income increased 14%, to $126.5 million in 1996, or $4.28 per share, versus $110.6 million in 1995, or $3.90 per share. Also, excluding these expenses, ROA was 1.30% in 1996 versus 1.29% in 1995 and ROE was 15.24% in 1996 versus 15.70% in 1995.

     Net interest income on a taxable equivalent basis rose 12% during 1996 to $353.3 million, compared with $315.8 million for 1995, primarily due to an increase in the volume of earning assets.

     Noninterest income rose $72.0 million, or 66%, to $180.5 million in 1996 from $108.5 million in 1995. Excluding the December 1995 acquisition of Charter Federal Savings Bank (which was accounted for as a purchase) and the Heritage merger-related expenses (the "1995 acquisitions"), as well as the 1996 acquisitions of First City Bancorp, Inc. and INVEST Financial Corporation (the "1996 acquisitions"), noninterest income increased $17.8 million, or 16%, from 1995 to 1996.

     Noninterest expense was $334.5 million during 1996, up $82.0 million, or 33%, from 1995. Excluding the special SAIF assessment of $8.1 million and the effect of the 1995 acquisitions and the 1996 acquisitions, noninterest expense increased $10.2 million, or 4%, from 1995 to 1996.

     First American's productivity (operating efficiency) ratio, excluding the special SAIF assessment and nonbank subsidiaries, was 57.19% in 1996. The productivity ratio was 57.79% in 1995, excluding the $7.3 millon of Heritage merger-related expenses.

     TABLE 1 presents selected financial data for First American for the past five years. A more detailed discussion and analysis of the 1996 consolidated income statements and balance sheets follows.

ACQUISITIONS

     First American acquired First City Bancorp, Inc. ("First City") effective March 11, 1996 by exchanging approximately 1.1 million shares of First American Corporation common stock for all of the outstanding shares of First City. As a bank holding company headquartered in Murfreesboro, Tennessee, First City operated two Tennessee state chartered banks and a consumer finance company. First City had $366 million in assets, eleven banking offices, and nine consumer finance locations in the Middle Tennessee area. The transaction was accounted for as a purchase.

     Effective April 1, 1996, First American National Bank ("FANB"), a wholly-owned subsidiary of the Corporation, purchased 49% of the stock of The SSI Group, Inc. ("SSI"), a healthcare payments processing company located in Mobile, Alabama, for $8.6 million. FANB's investment in SSI is being accounted for under the equity method of accounting.

     Effective July 1, 1996, FANB purchased 96.2% of the stock of INVEST Financial Corporation ("INVEST") for $26.0 million in cash. During the third quarter of 1996, FANB purchased an additional 2.1% of the stock of INVEST for $.5 million in cash. INVEST, which is headquartered in Tampa, Florida, functions as a third-party marketer of investment products to customers of subscribing financial institutions located throughout the country. At December 31, 1996, a total of 425 subscribing institutions operated 1,015 investment centers. Simultaneous with the acquisition of INVEST by FANB, INVEST completed its acquisition of Investment Center Group, Inc., the parent of Investment Centers of America, in a transaction valued at $5.0 million, making INVEST the nation's largest marketer of mutual funds, annuities and other investment products sold through financial institutions. Both transactions were accounted for as purchases.

     Effective January 1, 1997, First American acquired Hartsville Bancshares ("Hartsville") in a transaction which is being accounted for as a purchase. All of the 180,000 First American shares exchanged in the transaction were repurchased in the open market during January 1997. Hartsville, which had five branches in Middle Tennessee and operated under the name CommunityFirst, had approximately $95 million in assets. Immediately following the merger of Hartsville with and into First American, CommunityFirst was merged with and into FANB.

INCOME STATEMENT REVIEW

NET INTEREST INCOME

     Net interest income on a taxable equivalent basis was $353.3 million during 1996, up $37.5 million, or 12%, from $315.8 million in 1995 and was 66% of total revenues in 1996 versus 74% in 1995. Throughout this discussion, interest income has been adjusted to its taxable equivalent using a tax rate of 38.9%. The increase in net interest income was primarily due to an increased volume of earning assets (mainly loans). Average earning assets increased $131.5 million more than average interest-bearing liabilities during 1996 while the net interest spread (yield on interest-earning assets, less the rate paid on interest-bearing liabilities) declined five basis points. Net interest margin (net interest income as a percentage of earning assets) also declined six basis points from 1995 to 1996. However, the net interest margin improved throughout the year from 3.82% in the fourth quarter of 1995 to 4.06% for the fourth quarter of 1996.

     Changes in the volume, mix, and rates of earning assets and interest-bearing liabilities affect interest income, interest expense and the resulting net interest income. TABLE 3 presents detailed average balance sheets, taxable equivalent interest income, interest expense, and corresponding yields and rates for the last five years. TABLE 2 highlights the effect that changes in volume, mix and rates had on net interest income from 1995 to 1996 and from 1994 to 1995. Competitive factors, including the overall external interest rate environment, impact the Corporation's average yield on earning assets and average rates paid on interest-bearing liabilities. The declines in net interest spread and net interest margin are also due, in part, to a lower overall average interest rate environment in 1996 compared with 1995. For example, the daily average federal funds rate was 5.30% in 1996 versus 5.83% in 1995 and the daily average prime rate was 8.27% in 1996 compared with 8.83% for 1995.

     During 1996 earning assets averaged $8.98 billion, an increase of $1.08 billion, or 14%, from $7.90 billion for 1995. Total interest income (interest earned on earning assets) during 1996 was $710.6 million, an $87.5 million, or 14%, increase from the 1995 interest income of $623.2 million. Of the $87.5 million increase in interest income, $85.1 million was due to a higher volume of earning assets and $2.4 million was due to an increase in average yield. The increase in yield was primarily due to a shift in the mix of earning assets. Average loans increased to 72.5% of average earning assets in 1996 versus 70.8% in 1995 while average securities decreased to 25.3% of average earning assets in 1996 versus 27.7% for 1995. Total loans yielded 8.44% during 1996 compared with a 6.61% yield on securities. As earning assets increased from 1995 to 1996 with more earning assets in higher yielding loan balances than in securities, the mix was more favorable and the overall yield improved.

     Average interest-bearing liabilities increased $946.9 million, or 14%, to $7.56 billion from $6.61 billion in 1995. Interest expense increased to $357.3 million in 1996, up $50.0 million, or 16%, from the $307.4 million of interest expense incurred in 1995. Of the $50.0 million increase, $44.1 million was due to an increased volume of interest-bearing liabilities and $5.9 million was due to higher average rates paid during 1996. The increase in average rates paid was partially due to a change in the mix of interest-bearing liabilities away from lower costing NOW and savings accounts to more expensive sources of funding such as certificates of deposit, federal funds purchased, and money market deposit accounts. As the volume of interest-bearing liabilities increased, the mix of interest-bearing liabilities consisted of a larger percentage of higher-costing balances which caused an increase in both interest expense and the average rate paid on interest-bearing liabilities.

     Earning assets yielded 7.92% in 1996 versus 7.89% in 1995. The average cost of interest-bearing liabilities was 4.73% in 1996 compared with 4.65% in 1995. The result was an interest rate spread of 3.19% for 1996 versus 3.24% in 1995.

     An important tool used by the Corporation in managing the effect of changes in interest rates on net interest income is the earnings simulation model. The model captures earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments and combines the various factors affecting interest rate sensitivity into an earnings projection that incorporates Management's forecast of the most likely interest rate environment for the next twelve months. The model is regularly updated.

     TABLE 4 presents First American's interest rate sensitivity at December 31, 1996 and 1995. At December 31, 1996, the net of interest-earning assets, interest-bearing liabilities and off-balance-sheet activities repricing in a one-year period as a percent of earning assets was a cumulative net liability sensitivity of 16.88%. In other words, based on the December 31, 1996, balance sheet, the amount of liabilities net of off-balance-sheet activities repricing in 1997 in excess of the amount of assets repricing in 1997, was $1,594.3 million, or 16.88%, of all earning assets. This compares with a cumulative one-year repricing net liability sensitivity of $1,147.4 million, or 12.89%, at year-end 1995. The Corporation classifies all regular savings, NOW and money market deposit account balances as immediately interest rate sensitive. If regular savings and NOW accounts, which in aggregate amounted to $1.13 billion at December 31, 1996, were not considered interest-sensitive, the cumulative one-year repricing difference at December 31, 1996 would have been $460.3 million net liability interest-sensitive, or 4.87% of earning assets. Classifying these items as immediately rate-sensitive is, in the opinion of Management, a conservative approach to measuring maximum interest rate sensitivity since, based on past experience, rates paid on regular savings and NOW balances have generally not been immediately interest rate sensitive.

     Management currently anticipates that net interest income will increase in 1997 due to expected growth in earning assets (primarily loans) and to improvements in the net interest margin and net interest spread. Net interest margin and net interest spread should improve in 1997 due to a better mix of interest-earning assets, as loan balances are expected to grow at a faster rate than securities and other interest-earning assets. In addition, the rates on interest-bearing liabilities are expected to decline slightly due to the anticipated more favorable impact of interest rate swap agreements on net interest income in 1997 as compared to 1996. Actual results may differ from Management's expectations due to changes in the national economy or in the markets in which the Corporation operates and to other uncertainties.

PROVISION FOR LOAN LOSSES

     This topic is addressed under the caption "Allowance and Provision for Loan Losses."

NONINTEREST INCOME

     Noninterest income represented 34% of total revenues during 1996 compared with 26% in 1995. Noninterest income of $180.5 million in 1996 was a $72.0 million, or 66%, increase from 1995. INVEST had $49.6 million of noninterest income from its effective date of acquisition, July 1, 1996, through December 31, 1996, of which $48.3 million was investment services income. Excluding the effects of INVEST, noninterest income was $130.9 million, a $22.4 million, or 21%, increase from 1995.

     Increases in several categories contributed to the $22.4 million increase in noninterest income, excluding INVEST. Approximately $2.3 million of the increase was attributable to investment services income. Service charges on deposit accounts increased $9.0 million, due mainly to a 13% increase in the number of retail deposit accounts from 1995 to 1996. Other income increased $10.8 million. Included in the increase in other income was a $2.3 million increase in income and fees related to selling and servicing mortgage loans and a $1.0 million gain on the sale of mortgage loans in July 1996. Also, interchange fees from the Check Card increased $1.6 million and ATM surcharges and network transaction fees increased $1.7 million. Various other categories within other noninterest income increased a total of $4.2 million. Excluding the effects of the 1995 acquisitions and 1996 acquisitions, noninterest income was $17.8 million, or 16%, greater than in 1995.

     Developing new sources of and generating more fee income are two key objectives for the Corporation over the next several years. Management expects noninterest income to increase in 1997. However, economic and other changes in the markets in which First American operates could adversely affect noninterest income in 1997.

NONINTEREST EXPENSE

     Noninterest expense increased $82.0 million, or 32%, during 1996 to $334.5 million, up from $252.4 million for 1995. INVEST expenses were $48.8 million from its date of acquisition, July 1, 1996, through December 31, 1996. Subscribers' commissions made up $35.1 million of this amount and salaries and benefits were $7.3 million. Subscribers' commissions are commissions on sales of products marketed by INVEST and are paid to subscribing institutions. Other general and administrative expenses made up the balance of INVEST's expenses. Excluding the acquisition of INVEST, noninterest expense was $285.7 million, a $33.2 million, or 13.2%, increase from 1995.

     Excluding the effects of INVEST, several expense categories contributed to the increase in noninterest expense. Salaries and employee benefits increased $16.2 million, or 11%, from 1995 to 1996. The increase was primarily due to increases in the number of employees as a result of the First City acquisition and the 1995 acquisition of Charter Federal Savings Bank whose name was changed to First American Federal Savings Bank ("Charter" or "FAFSB"). Merit increases and expansion of incentive compensation eligibility also contributed to the increase. Net occupancy expense grew $2.9 million due to additional rent and other occupancy-related expenses from the First City and Charter acquisitions. Marketing expense increased $4.6 million, or 51%, from 1995 to 1996. The increase in marketing expense was the result of various media and direct mail advertising in new and existing markets for the promotion of "Select Rewards" (a program designed to encourage customers to increase the number of accounts, the balances in those accounts, and their length of relationship with First American), the Loan-by-Phone program, and home equity lines of credit. Systems and processing expense increased $3.1 million over last year due to higher processing volumes and various initiatives to enhance systems capabilities. FDIC insurance expense for 1996 increased $2.4 million from 1995. Intangibles amortization increased $4.9 million from 1995 to 1996 primarily related to the Charter and First City acquisitions. The remaining expense categories decreased $.9 million from 1995 to 1996.

     The $2.4 million increase in FDIC insurance expense occurred due to the $8.1 million special SAIF assessment discussed above, which was offset, in large part, by the lower annual Bank Insurance Fund ("BIF") assessment rate during 1996 compared with 1995 ($.23 per $100 at January 1, 1995 versus $.04 per $100 at June 1, 1995 and $.00 per $100 at January 1, 1996, for well capitalized institutions). Effective January 1, 1997, the normal SAIF deposit insurance rate for well-capitalized institutions dropped to 0 basis points per $100 of deposits. Beginning January 1, 1997, a separate 1.3 basis point annual charge will be assessed through 1999 on BIF deposits and a 6.4 basis point annual charge will be assessed on SAIF deposits in order to service debt incurred by the Financing Corporation, a corporation established by the Federal Housing Finance Board to issue stock and debt principally to assist in funding the Federal Savings and Loan Insurance Corporation Resolution Fund. For 1997, this annual charge for First American is expected to be approximately $1.0 million, net of tax, based on deposits at December 31, 1996. Starting in the year 2000 until the Financing Corporation debt is retired, banks and thrifts will pay such assessment on a pro rata basis, which is estimated to run approximately 2.5 basis points.

     Excluding the special SAIF assessment and the effects of the 1995 acquisitions and the 1996 acquisitions, noninterest expense was $255.4 million, a $10.2 million, or 4%, increase from 1995.

     The productivity ratio is the ratio of operating expenses to taxable equivalent net interest income plus noninterest income. Excluding nonbank subsidiaries and the $8.1 million special SAIF assessment, First American's 1996 productivity ratio improved 60 basis points to 57.19%, which is the equivalent of spending $57.19 to earn $100 of revenues. The ratio was 57.79% in 1995 (excluding the impact of $7.3 million of Heritage merger-related expenses). Management continues to emphasize expense control and revenue generation as a means to improve efficiency and profitability. Management's near-term objective is to improve the productivity ratio to less than 54% for 1998 for First American's banking operations.

INCOME TAXES

     Income tax expense in 1996 was $74.2 million, which resulted in an effective tax rate of 37.9% of pretax income versus $65.2 million, or 38.7%, of pretax income for 1995. The lower effective tax rate for 1996 was attributable in part to a more favorable overall effective state income tax rate. Exclusive of this item, income tax expense for 1996 resulted in an effective tax rate of 38.2%. For additional information on income taxes of the Corporation see note 11 to the consolidated financial statements.

BALANCE SHEET REVIEW

SECURITIES

     First American's securities portfolio, which consists primarily of debt securities issued by the U.S. Treasury and other federal agencies and corporations, generated 21% of total taxable equivalent interest income for 1996 compared with 23% for 1995. Portfolio securities not only provide interest income, but also satisfy pledging requirements on deposits and borrowings. Additionally, portfolio securities are an important component of asset/liability, interest rate sensitivity, and liquidity management, which are discussed in more detail under the captions, "Net Interest Income" and "Liquidity."

     First American's total securities portfolio of $2.51 billion at December 31, 1996, consisted of $1.68 billion of securities available for sale and $834.5 million of securities held to maturity. This compares to a total securities portfolio of $2.13 billion at December 31, 1995, which consisted of

$1.20 billion of securities available for sale and $931.1 million of securities held to maturity. Table 5 presents the estimated average maturity, average repricing life, and weighted average yields for securities held to maturity and securities available for sale at December 31, 1996.

     Held to maturity securities averaged $894.8 million during 1996 compared with $1,523.7 million for 1995. Available for sale securities averaged $1,377.2 million in 1996 compared with $663.7 million during 1995. The change in average balances from 1995 to 1996 was primarily due to the fourth quarter 1995 transfer of $694.0 million of securities classified as held to maturity to available for sale. A more detailed discussion can be found in Note 4 to the Consolidated Financial Statements.

     The average estimated maturity of the total securities portfolio was 4.4 years at December 31, 1996 (1.9 years for securities held to maturity and 5.7 years for securities available for sale), compared with 4.0 years at year-end 1995 (1.9 years for securities held to maturity and 5.7 years for securities available for sale). The expected maturity for non-amortizing securities is the stated maturity, and the expected maturity for mortgage-backed securities is based on current estimates of average maturities, which include prepayment assumptions. Many of the Corporation's security holdings are floating rate, repricing at intervals as short as monthly and as long as annually. The average repricing life of the securities portfolio was 2.4 years at December 31, 1996 (1.7 years for securities held to maturity and 2.8 years for securities available for sale) compared with 1.9 years at December 31, 1995 (1.7 for securities held to maturity and 2.1 for securities available for sale).

     On December 31, 1996, mortgage-backed security holdings included $365.0 million of floating rate mortgage-backed securities, of which $17.1 million were classified as held to maturity and $347.9 million were classified as available for sale. The majority of fixed rate mortgage-backed securities were collateralized mortgage obligations which were purchased because of their high credit quality and relatively certain average lives. At year-end 1996, over 99.9% of the Corporation's debt securities were investment grade with the remaining .1% unrated. Of the securities which are rated, none are below investment grade (BBB).

LOANS

     Loans represent First American's largest component of earning assets, providing 77% of interest income for the year ended December 31, 1996, compared to 76% during 1995. During 1996, average loans increased $916.4 million, or 16%, to $6.51 billion from $5.59 billion in 1995. Excluding the acquisitions of First City and Charter, average loan volume was $395.8 million, or 7%, greater than in 1995. During 1996, approximately $180.0 million of mortgage loans were securitized and sold, resulting in a gain of approximately $1.0 million. Excluding the effects of loans sold during 1996 and the Charter and First City acquisitions, average loan volume increased $521.8 million, or 9%, from 1995 to 1996.

     The increase in average loan volume, in addition to increases from acquisitions, was primarily a reflection of focused sales efforts, marketing, and the favorable economic conditions in Tennessee and adjacent states. The U.S. economy continued its expansion in 1996, as did the economies of First American's primary areas of operation in Tennessee, Kentucky and Virginia. Management currently expects loan growth, exclusive of acquisitions, to continue in 1997, although at a slower pace than 1996.

     TABLE 12 presents end of period loan balances by category for the past five years. TABLE 6 presents the maturities of loans, exclusive of consumer loans, outstanding at December 31, 1996.

     Average commercial loans increased $348.9 million, or 14%, to $2.88 billion during 1996 from $2.53 billion during 1995. During 1996 and 1995, commercial loans averaged 44% and 45% of total loans, respectively.

     The increase in average balances of commercial loans occurred over a broad range of industry categories. First American's continued emphasis on a concentrated, organized sales effort with effective administrative support and responsive credit decisions contributed to the increase in average loans in 1996 over 1995. Also contributing were marketing campaigns tailored for specific markets, such as the direct mail campaign coupled with branch-level advertising promoting owner-occupied commercial mortgages for small businesses and the television and direct mail campaigns promoting home equity lines of credit. The positive economic conditions in the Corporation's primary markets also supported First American's commercial loan growth. First American's commercial loan growth in 1996 resulted in its continued market leadership in the state of Tennessee in small business (revenues under $10 million) and middle market lending (revenues of $10 million to $100 million).

     Consumer loans, which consist of consumer amortizing mortgages and consumer-other loans, averaged $3.09 billion during 1996, as compared with $2.59 billion during 1995, an increase of $497.2 million, or 19%. Total consumer loans were 48% of total loans at December 31, 1996, compared with 46% at year-end 1995.

     Average consumer amortizing mortgages, the principal component of which is residential mortgages, increased $295.2 million, or 20%, to $1.77 billion during 1996 from $1.48 billion during 1995. Of the $295.2 million net increase, approximately $83.2 million was from internal growth and $338.0 million was a result of the First City and Charter acquisitions, while mortgage loans sales during 1996 reduced average consumer amortizing mortgages by $126.0 million. Average consumer amortizing mortgages comprised 27% of First American's total loans during 1996 compared to 26% in 1995.

     Average consumer-other loans increased $202.0 million, or 18%, to $1.31 billion during 1996 from $1.11 billion during 1995. The largest component of the increase was in credit card loans, which the Corporation reintroduced in the second quarter of 1995 in order to provide credit cards to current in-market customers. FANB has entered into agreements with third-parties for the marketing, management, and servicing of its credit card loans within guidelines established by FANB. FANB owns the credit card receivables and is responsible for credit losses. Credit card loans averaged $46.9 million during 1996 versus $4.2 million in 1995, but, more significantly, credit card loans were $73.9 million at December 31, 1996. Increases also occurred in automobile installment loans ($36.4 million), student loans ($10.4 million), consumer-other loans secured by real estate ($35.6 million), and various other categories. Average consumer-other loans were 20% of First American's total average loans for both 1996 and 1995.

     Commercial real estate loans, which include real estate construction and real estate commercial mortgages, increased 15%, or $70.3 million, to average $543.4 million during 1996 compared with an average of $473.1 million during 1995. Average total commercial real estate loans were 8% of total loans during 1996 and 1995.

     First American's loans are predominantly to borrowers residing in or doing business in Tennessee and selected markets in Virginia, Kentucky, and other adjacent states. First American seeks to exercise prudent risk management in lending, including diversification by loan category and by industry segment, as well as by identification of credit risks. The Corporation's lending activities are performed by relationship managers organized by broad industry classification. Based on Standard Industrial Classification ("SIC") codes, there were no industry concentrations within the commercial loan category in excess of 10% of total loans at December 31, 1996, or at December 31, 1995.

     First American's ten largest outstanding loan relationships at December 31, 1996, amounted to $215.5 million, or 3%, of total loans compared to $238.3 million, or 4%, of total loans, at year-end 1995. At December 31, 1996, the largest loan relationship had $28.7 million outstanding, which compared to the regulatory legal lending limit for FANB of $133.6 million at December 31, 1996.

     First American had $739 thousand of international loans outstanding at December 31, 1996, and $1.6 million at December 31, 1995. During both years, such loans were principally related to foreign entities with operations in Tennessee. Note 13 to the consolidated financial statements discusses off-balance-sheet loan commitments and risks.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     In the normal course of business First American must manage the risk that borrowers may default on their obligations to the Corporation. The allowance for loan losses (the "allowance") is a reserve established and maintained to protect the Corporation against estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses (which is an expense on the income statement) and through recoveries of previously written-off loans and is decreased by charged-off loans. Management reviews the allowance at least quarterly to ensure the level is adequate to absorb estimated losses.

     The allowance consists of two portions: an allocated portion and an unallocated portion. The allocated portion is established separately by risk group as follows: commercial and commercial real estate loans, consumer loans, and off-balance sheet commitments (unfunded loan commitments and standby letters of credit). The processes applied to each group are similar, but have been tailored as appropriate for the nature of risk in each group. The assessment of the allocated portion of the allowance is based on a detailed statistical analysis of historical loan balances, net chargeoffs, and off-balance sheet loan and letter of credit commitments. Specific reserves are allocated to individual loans as considered necessary based upon periodic reviews of significant lending relationships.

     The unallocated portion of the allowance is for inherent losses which probably exist as of the valuation date even though they may not have been identified by the more objective processes used for the allocated portion of the allowance. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, and the general economic environment in First American's markets.

     While the total allowance is described as consisting of an allocated and an unallocated portion, these terms are primarily used to describe a process. Both portions are available to support inherent losses in the loan portfolio.

     Using the guidelines outlined above, no provision was recognized by First American during 1996. The primary factors contributing to this decision were the continued favorable levels of asset quality as discussed under the caption "Asset Quality" and relatively low net loan charge-off experience, which is discussed below.

     The allowance for loan losses was $123.3 million at December 31, 1996, versus $132.4 million at December 31, 1995, and was 1.85% and 2.06% of net loans, respectively. During the years ended December 31, 1996 and 1995, total gross loan charge-offs were $31.4 million and $18.8 million, respectively. Total recoveries during this same period amounted to $20.1 million and $15.1 million, respectively, resulting in net charge-offs of $11.3 million in 1996 and $3.7 million in 1995. The ratio of net charge-offs to average loans was .17% in 1996 versus .07% in 1995. The allowance was increased during 1996 by $2.1 million of loan loss reserves which were acquired as part of the First City acquisition. Management anticipates an increase in net charge-offs in 1997 compared to 1996 principally due to increasing consumer-other loan balances and related delinquencies and fewer recoveries. However, changes in economic conditions in the markets in which First American operates could impact future charge-offs and recoveries.

     Of the major loan categories, consumer-other (which consists primarily of automobile installment loans, student loans and credit card loans) had the highest net charge-offs in both 1996 and 1995 with net charge-offs of $12.1 million, or .92%, of average consumer-other loans, and $6.8 million, or .61%, respectively. At December 31, 1996, past due consumer-other loans were 1.24% of total consumer-other loans compared to .99% at December 31, 1995. First American generally charges off consumer loans on which principal or interest is past due more than 120 days. Additionally, the Corporation generally charges off the entire loan balance of consumers who declare bankruptcy.

     Future provisions for loan losses depend on such factors as asset quality, net loan charge-offs, loan growth, and other criteria as discussed above. The appropriate level of the allowance for loan losses and the corresponding provision will continue to be determined quarterly based on the allowance assessment methodology. Under its current methodology, Management anticipates that there will be a provision for loan losses in 1997; however, the specific amount cannot be determined at this time. Changes in circumstances affecting the various factors of the Corporation's methodology could affect whether a provision is warranted in 1997 and, if so, the amount.

     TABLE 7 presents a five-year recap of the activity in the allowance for loan losses. The table also contains the year-end allocation of the allowance for loan losses among the various loan portfolios and the unallocated portion of the allowance for each of the past five years.

ASSET QUALITY

     Nonperforming assets include nonaccrual and restructured loans and foreclosed properties. The ratio of nonperforming assets to total loans and foreclosed properties was .36% at December 31, 1996, down 10 basis points from
 .46% at December 31, 1995. Nonperforming assets totalled $23.7 million at December 31, 1996 and consisted of $16.3 million of nonaccrual loans and $7.4 million of foreclosed properties. This compared to $29.4 million of nonperforming assets at December 31, 1995, which was comprised of $18.7 million of nonaccrual loans and $10.7 million of foreclosed properties. There were no restructured loans during 1996 or 1995.

     TABLE 8 summarizes changes in nonperforming assets for each of the past five years and presents the composition of the nonperforming assets balance at the end of each year.

     Total past due loans, excluding nonaccrual loans, were 1.0% of total loans at December 31, 1996, versus .87% at December 31, 1995. Loans under 90 days past due at December 31, 1996, excluding nonaccrual loans, were .82% of total loans compared to .77% at December 31, 1995. The increase in total past due loans was primarily attributable to increases in delinquencies in the loan categories of consumer-other and consumer amortizing mortgages.

     Management believes the relatively low level of nonperforming assets is a result of First American's commitment to maintaining strong underwriting standards, its disciplined loan servicing, its adherence to existing credit policies and procedures, and the favorable economic environment in which the Corporation operates.

     The Corporation had $51.7 million of outstanding loans at December 31, 1996, versus $67.2 million at December 31, 1995, which were not considered nonperforming, but whose borrowers, in Management's opinion, are experiencing financial difficulties severe enough that serious doubt exists as to their continued ability to comply with the present terms of these loans. These loans, in the future, could become nonperforming assets should the borrowers become unable to comply fully with the present repayment terms.

DEPOSITS

     Total deposits, First American's largest source of funding, averaged $7.38 billion during 1996, compared with $6.54 billion during 1995, an increase of $838.2 million, or 13%. Average deposits increased during 1996, in part due to the continued popularity of First American's money market deposit account, the First American Investment Reserve ("FAIR") account. This account combines many features common among money market mutual funds including a minimum opening balance requirement of $1,000 and a competitive rate. FAIR account balances averaged $2.16 billion in 1996, up $399.7 million, or 23%, from 1995. The FAIR account is important to marketing and liquidity strategies in that it satisfies a known customer need while providing First American a stable core source of funding at rates favorable to many alternative sources of funding. On December 31, 1996, FAIR account balances outstanding were $2.25 billion and the stated interest rate paid was 4.30%, resulting in a 4.40% annual percentage yield to the depositor. Average deposits also increased during 1996 due to the $274.9 million increase in average balances of certificates of deposit under $100,000 to $1.68 billion during 1996 from $1.41 billion in 1995. The $274.9 million increase was due primarily to $159.0 million of certificates of deposit under $100,000 acquired as a result of the Charter acquisition and approximately $96.0 million acquired as part of the First City acquisition.

     First American's core deposit base, which consists of total deposits, less certificates of deposit $100,000 and over and foreign deposits, averaged $6.58 billion, compared with $5.84 billion in 1995, or 89%, of total deposits for both 1995 and 1996. Core deposits were 73% of average earning assets during 1996 and 74% during 1995. Excluding the First City and Charter acquisitions, average core deposits increased 1%. Core deposits provide a stable, low-cost source of funds for the Corporation.

     TABLE 9 details maturities of certificates of deposits $100,000 and over at December 31, 1996 and 1995.

OTHER BORROWED FUNDS

     In addition to deposits, other sources of funding utilized by First American include short-term borrowings and long-term debt. Total short-term borrowings include federal funds purchased from correspondent banks, securities sold under agreements to repurchase, and other short-term borrowings, principally funds due to the U.S. Treasury Department in tax and loan accounts.

     Federal funds purchased and securities sold under repurchase agreements averaged $864.9 million during 1996, a $72.9 million, or 9%, increase over the previous year and were up $151.2 million at December 31, 1996 compared with December 31, 1995. The year-end and average balance increases in federal funds purchased and securities sold under repurchase agreements are primarily due to increased balances of sweep repurchase agreements, in which customer demand deposit account balances are swept into overnight interest-earning accounts. Other short-term borrowings averaged $150.6 million during 1996 compared with $100.0 million during 1995 and were $64.7 million greater at December 31, 1996, than at December 31, 1995. The increase in average other short-term borrowings was primarily from $54.0 million of Federal Home Loan Bank ("FHLB") borrowings which were assumed as part of the Charter acquisition. The increase in the period end balance was due to the reclassification of $37.0 million of FHLB borrowings from long- to short-term and increases in demand notes due to the U.S. Treasury.

     Long-term debt averaged $356.8 million during 1996 compared to $292.4 million during 1995. The $64.4 million year-to-year average increase is due mainly to $50.0 million of subordinated notes which were issued on December 18, 1995. Long-term debt decreased $90.6 million to $331.2 million as of December 31, 1996, from $421.8 million on December 31, 1995. Most of the decrease was due to the repayment of $55.5 million of variable rate and $25.9 million of fixed rate borrowings from the FHLB during 1996. At December 31, 1996, First American's variable rate borrowings totalled $208.5 million with a weighted average interest rate of 5.53%, and total fixed rate borrowings were $121.2 million with a weighted average interest rate of 6.46%.

OFF BALANCE SHEET INSTRUMENTS

     First American has utilized off-balance-sheet derivative products for a number of years in managing its interest rate sensitivity. Generally, a derivative transaction is a payments exchange agreement whose value derives from an underlying asset or underlying reference rate or index. The use of noncomplex, non-leveraged derivative products has reduced the Corporation's exposure to changes in the interest rate environment. By using derivatives, such as interest rate swaps and futures contracts, to alter the nature of (hedge) specific assets or liabilities on the balance sheet (for example, to change a variable rate obligation to a fixed rate obligation), the derivative products offset fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should produce close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products have enabled First American to improve its balance between interest-sensitive assets and interest-sensitive liabilities by managing its interest rate sensitivity while continuing to meet the credit and deposit needs of customers.

     In aggregate, many of First American's securities and loans with fixed rates may be funded with variable rate money market deposits. Consequently, net interest income can be negatively affected if short-term interest rates rise. To reduce this exposure, the Corporation has entered into interest rate swaps on which the Corporation pays a fixed rate and receives a variable rate tied to three-month LIBOR. Thus, these swaps act to "fix" the rates paid on a portion of the money market account balances for the period of time covered by the swaps, which in turn reduces the potential negative impact on net interest income of rising interest rates. Occasionally First American also utilizes short positions in exchange-traded Eurodollar futures contracts that are the economic equivalent of fixed-pay interest rate swaps. Note 13 to the consolidated financial statements presents the derivative financial instruments outstanding at December 31, 1996 and 1995.

     Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts of payments exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. At December 31, 1996, First American had interest rate swaps with notional values totaling $1.00 billion and no outstanding futures contracts. At December 31, 1996, these derivatives had net positive fair values (unrealized net pretax gains) of $3.3 million. At December 31, 1995, the Corporation had interest rate swaps with notional values totaling $1.40 billion and futures contracts with notional values of $140 million, with a total of $14.1 million of net negative fair values (unrealized net pretax losses). For estimated fair value information related to all financial instruments, see note 15 to the consolidated financial statements.

     As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities which offer more interest rate risk protection. NOTE 13 to the consolidated financial statements presents the net deferred gain related to terminated derivative contracts. The net deferred gain totalled $3.6 million at December 31, 1996, and $.5 million at December 31, 1995. Deferred gains and losses on terminated off-balance-sheet derivative contracts are recognized as interest income or interest expense over the original covered periods. Of the $3.6 million of net deferred gain at December 31, 1996, $1.0 million will increase net interest income during 1997 and $2.6 million will be recognized in the years from 1998 to 2001.

     Net interest income for the year ended December 31, 1996, included derivative products net expense of $11.9 million, consisting of $3.8 million in additional interest income on loans, $.2 million reduction in interest income on securities, $12.4 million additional interest expense on money market deposits, and $3.1 million in additional interest expense on long-term debt. This compares to $3.6 million of derivatives products net pretax income in 1995. The change in derivative products net pretax income in 1995 to net expense in 1996 was primarily due to the amortization of deferred losses on terminated derivatives contracts.

     All derivatives activity is conducted under close Management and Board of Directors supervision and according to detailed policies and procedures governing these activities. Policy prohibits the use of leveraged and complex derivatives. The Board also sets interim limitations on the total notional amount of derivatives contracts that may be outstanding at any time.

     Off-balance-sheet derivative activities give rise to credit risk when interest rate changes move in the Corporation's favor. In such cases, First American relies on the ability of the contract counterparts to make contractual payments over the remaining lives of the contracts. Credit risk exposure due to off-balance-sheet derivative activities is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. As of December 31, 1996, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure to that counterpart. First American's net credit exposure on outstanding interest rate swaps was $4.8 million on December 31, 1996.

CAPITAL POSITION

     Total shareholders' equity amounted to $868.7 million, or 8.35%, of total assets at December 31, 1996, compared with $795.5 million, or 8.22%, of total assets at December 31, 1995. The tangible equity ratio, which adjusts capital for the impact of intangibles acquired through acquisitions, was 7.35% at December 31, 1996 compared to 7.57% at December 31, 1995. Management's 1997 objective is to maintain the tangible equity ratio at or above 7%.

     During 1996, shareholders' equity was increased by $85.9 million of earnings retention ($121.6 million of net income less $35.7 million of dividends), $12.6 million of common stock issued for employee benefit and dividend reinvestment plans, and $46.3 million of common stock issued for the acquisition of First City. Shareholders' equity was reduced by the $8.1 million change in net unrealized gains and losses on securities available for sale, net of tax, and by the repurchase of $67.6 million of common stock. In July 1996 the First American Board of Directors authorized the repurchase of up to 1.5 million shares of common stock to fund various employee benefit plans, the dividend reinvestment plan, and potential future acquisitions. Since the authorization, 165,005 shares of common stock were repurchased through December 31, 1996.

     THE CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY details the changes in shareholders' equity during 1996, and NOTES 1 AND 4 to the consolidated financial statements provide further information regarding unrealized gains and losses on available for sale securities.

     During 1996, First American paid dividends at the rate of $1.21 per share, up 14% from $1.06 per share during 1995. The dividend payout ratio (calculated by dividing the dividend rate per share by net income per share) was 29% for both 1996 and 1995.

     The Federal Reserve Board and the Office of the Comptroller of the Currency ("OCC") promulgate risk-based capital guidelines and regulations for bank holding companies and national banks which require minimum levels of capital based upon calculations which apply various risk ratings to defined categories of assets and to certain off-balance-sheet items. Under the risk-based capital requirements, total capital consists of Tier I capital (essentially realized common equity less disallowed intangible assets) plus Tier II capital (essentially qualifying long-term debt and a portion of the allowance for loan losses). Assets by type, or category, are assigned risk-weights of 0% to 100%, depending on regulatory assigned levels of credit risk associated with such assets. Off-balance-sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by regulatory agencies. These items are assigned risk-weightings and are included in total risk-adjusted assets.

     These regulations require bank holding companies and national banks to maintain certain minimum capital ratios. As of December 31, 1996, the Corporation, its principal subsidiary, FANB, and First American National Bank of Kentucky ("FANBKY") had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. Table 10 summarizes the risk-based capital and related ratios for the Corporation and FANB.

     FAFSB is subject to capital requirements adopted by the Office of Thrift Supervision ("OTS") which are similar but not identical to those issued by the Federal Reserve Board and the OCC. As of December 31, 1996, FAFSB had ratios which exceeded the regulatory requirements to be classified as "well capitalized."

     All of the First American shares exchanged in the Hartsville transaction were repurchased during January 1997 in the open market. Following these purchases, the Corporation continued to exceed all applicable regulatory capital requirements.

LIQUIDITY

     First American's goal in liquidity management is to ensure that sufficient funds are available to meet the demands of depositors, borrowers and creditors. Liquid assets, which include cash and cash equivalents (less Federal Reserve Bank reserve requirements), money market instruments, and securities that mature within one year, amounted to $1.22 billion, or 13%, of earning assets at December 31, 1996 versus $1.09 billion, or 12%, of earning assets at December 31, 1995. In addition, securities available for sale maturing after one year, which can be sold to meet liquidity needs, had a balance of $1.57 billion at December 31, 1996. Since held to maturity securities are purchased with the intent to hold them to maturity, such securities are generally a source of liquidity only to the extent interest and principal payments are received thereon. Notes 1 and 4 to the consolidated financial statements discuss accounting for securities in further detail. Maturity of securities is also discussed under the caption "Securities."

     The Corporation's primary sources of liquidity are core deposits (total deposits, excluding certificates of deposit $100,000 and over and foreign deposits), short- and long-term borrowings, and cash flow from operations. First American's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable and low-cost funds. Core deposits totalled $6.80 billion, or 65%, of total assets at December 31, 1996, compared with $6.49 billion, or 67%, of total assets at December 31, 1995. Loans as a percentage of core deposits were 98% at December 31, 1996, versus 99% at December 31, 1995.

     Short-term funding needs can arise from declines in deposits or other funding sources, drawdowns of loan commitments, and requests for new loans. Relationships with a stable and growing customer base and a current network of approximately 275 downstream correspondent banks routinely supply some of these funds. Additional funds, if needed, can be raised from regional, national, and international money markets. Short-term funding sources, comprised of non-core deposits and short-term borrowings, totalled $2.15 billion, or 21%, of total assets at December 31, 1996, compared with $1.83 billion, or 19%, at December 31, 1995. The increase of $311.7 million is primarily due to a $193.1 million increase in securities sold under agreements to repurchase. An analysis of the changes in short- and long-term borrowings can be found under the caption "Other Borrowed Funds."

     Shareholders' equity and long-term debt also contribute to liquidity by reducing the need to continually rely on short-term purchased funds. At December 31, 1996, the ratio of equity to assets was 8.35% compared with 8.22% at December 31, 1995. At the end of 1996, long-term debt totalled 3% of total assets versus 4% of total assets at December 31, 1995.

     An additional source of liquidity is the Corporation's three-year $70 million revolving credit agreement which will expire March 31, 1998. First American had no borrowings under this agreement during 1996.

     The CONSOLIDATED STATEMENTS OF CASH FLOWS show net cash provided or used by operating, investing, and financing activities and the net effect of those activities on cash and cash equivalents. As such, it is a tool in analyzing liquidity. During 1996, cash provided by operating activities was $261.6 million compared to $111.6 million of cash provided by operations in 1995. The largest component of cash provided by operating activities in both years was net income. Investing activities utilized $257.1 million of cash in 1996 and $656.3 million in 1995. The largest component of cash used in investing activities in 1996 was purchases of securities available for sale, which utilized $1,460.2 million, and the largest component in 1995 was loan growth, which utilized $851.0 million. Financing activities provided $104.4 million in net cash in 1996 and $525.3 million in 1995. During 1996, financing activities included increases in deposits of $83.4 million and short-term borrowings of $173.5 million and reductions in advances from Federal Home Loan Bank of $64.2 million, as well as cash utilized to purchase First American common stock.

     Management believes that the Corporation has adequate liquidity to meet all known commitments, including common stock repurchases, loan commitments, dividend payments, debt service, and reasonable borrower, depositor and creditor requirements over the next twelve months.

IMPACT OF INFLATION

     First American's asset and liability structure is substantially different from that of an industrial company in that most of its assets and liabilities are monetary in nature. Management believes the impact of inflation on financial results depends upon the Corporation's ability to respond to changes in interest rates and, by such response, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

EARNINGS PERFORMANCE FOR 1995 VERSUS 1994

     Net income for 1995 was $103.1 million, or $3.64 per share, compared with $97.2 million, or $3.39 per share, for 1994. ROA was 1.21% in 1995 and 1.25% in 1994, and ROE was 14.64% for 1995 and 15.09% for 1994. Net income for 1995 was decreased by $7.5 million of acquisition expenses, net of tax, related to the Heritage merger, or $.26 per share. Net income for 1994 was increased by a $6.1 million negative provision for loan losses, net of tax, or $.22 per share, and reduced by $5.9 million of losses, net of tax, or $.21 per share, in the fourth quarter on sales of securities available for sale. With these transactions excluded in both years, net income increased 14% to $110.6 million in 1995, or $3.90 per share, versus $97.0 million in 1994, or $3.38 per share; ROA was 1.29% in 1995 versus 1.25% in 1994; ROE was 15.70% in 1995 and 15.06% during 1994.

     Taxable equivalent net interest income increased $14.1 million, or 5%, to $315.8 million in 1995 from $301.7 million in 1994. Total interest income on a taxable equivalent basis amounted to $623.2 million for 1995 compared to $510.5 million in 1994, an increase of $112.7 million, or 22%. Of the $112.7 million increase, $55.9 million was from a higher volume of earning assets (primarily loans) and $56.8 million was due to an increase in average yields. Average earning assets increased $779.3 million, or 11%, to $7.90 billion in 1995 from $7.12 billion in 1994, while the average yield on earning assets increased 72 basis points during 1995 to 7.89% from 7.17% during 1994. Average loans increased $741.0 million, or 15%, to $5.59 billion and average securities increased $29.2 million, or 1%, to $2.19 billion.

     Total interest expense for 1995 increased $98.6 million, or 47%, to $307.4 million from $208.8 million in 1994. Of the increase, $71.9 million resulted from an increase in average interest rates paid on interest-bearing funds and $26.7 million was due to an increase in the volume of interest-bearing liabilities. Average interest-bearing liabilities increased $748.7 million, or 13%, to $6.61 billion in 1995 from $5.86 billion during 1994. Average interest-bearing deposits increased $413.7 million, or 8%, to $5.43 billion; average short-term borrowings increased $151.6 million, or 20%, to $892.0 million; and average long-term debt increased $183.4 million, or 168%, to $292.4 million. The average rate paid on interest-bearing liabilities increased 109 basis points to 4.65% in 1995 from 3.56% in 1994.

     Net interest income in 1995 increased primarily as a result of the increase in the volume of earning assets partially offset by a lower net interest spread. The net interest spread decreased to 3.24% in 1995 from 3.61% in 1994. This 37 basis point rate decline reflects the 109 basis point increase in the rates paid on interest-bearing liabilities, which exceeded the 72 basis point increase in yields on earning assets.

     The 1995 provision for loan losses of $83 thousand was recorded by Heritage prior to its merger with First American. Aside from this provision, First American recognized no provision for loan losses in 1995. The primary contributing factors for this provision level in 1995 were the continued favorable levels of asset quality and relatively low net loan charge-off experience discussed below. During 1994, the allowance assessment process produced a $9.9 million negative provision.

     During the years ended December 31, 1995 and 1994, total loan charge-offs were $18.8 million and $15.9 million, respectively, while total recoveries amounted to $15.1 million and $18.0 million, respectively, resulting in net charge-offs of $3.7 million in 1995 and net recoveries of $2.1 million in 1994. The ratio of charge-offs to average loans was .07% in 1995 and the ratio of net recoveries to average loans was .04% in 1994.

     The allowance for loan losses was $132.4 million at December 31, 1995, compared to $129.4 million at December 31, 1994. The $3.0 million increase in the allowance during 1995 reflects a $.1 million provision for loan losses, $3.7 million of net loan charge-offs, and $6.6 million of allowance for loan losses on Charter's financial statements as of the date of acquisition. The total allowance for loan losses represented 2.06% of net loans at December 31, 1995, compared to 2.50% at December 31, 1994. The ratio of nonperforming assets to total loans and foreclosed properties was .46% at December 31, 1995, up slightly from .42% at December 31, 1994.

     Noninterest income of $108.5 million in 1995 increased $22.8 million, or 27%, from 1994. Noninterest income represented 26% of total revenues during 1995 compared to 22% in 1994. The increase in noninterest income in 1995 over 1994 was due in large part to losses on sales of securities available for sale during the fourth quarter of 1994 when $85 million of securities available for sale were sold at a $9.7 million loss in order to improve the Corporation's overall interest sensitivity by reinvesting the proceeds of these depreciated securities in higher yielding securities with shorter maturities. Also contributing to the 1995 increase in noninterest income were a $3.0 million gain on the sale of two branches during 1995 and a $4.9 million, or 11%, increase in service charges on deposit accounts. The increase in service charges on deposit accounts was primarily due to 12% growth in the number of retail deposit accounts.

     Noninterest expenses increased $13.1 million, or 5%, during 1995 to $252.4 million from $239.3 million in 1994. A significant portion of the increase was due to $7.3 million of Heritage merger-related expenses. Also contributing to the increase were salaries and employee benefits, which were up $8.3 million, or 6%, in 1995 primarily due to merit increases and higher incentive compensation. FDIC insurance expense decreased $5.6 million to $8.0 million in 1995, down from $13.6 million in 1994 due to a reduction in the assessment rate on a majority of deposits for well-capitalized institutions.

     Exclusive of the impact of $7.3 million of merger-related expenses on noninterest expense, First American's 1995 productivity ratio improved to 57.79% in 1995 versus 60.25% in 1994 (excluding the impact on noninterest income of the $9.7 million of losses on securities available for sale realized in the fourth quarter of 1994).

     Income tax expense in 1995 was $65.2 million which resulted in a 38.7% effective tax rate. Income tax expense for 1994 was $57.4 million, for an effective tax rate of 37.1% of pretax income. The lower effective tax rate for 1994 was attributable to a decrease of $1.3 million related to the net change in the valuation allowance determined under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The effective tax rate for 1994 without regard to this item was 38.0% of pretax income.

Table 2:  Rate-Volume Recap

================================================================================================================================
                                                            1996 from 1995                            1995 from 1994
                                                 --------------------------------------   --------------------------------------
                                                                 Increase (Decrease)*                       Increase (Decrease)*
                                                    Total               Due to                Total                Due to
                                                  Increase       --------------------       Increase        -------------------
(in millions)                                    (Decrease)         Volume     Rate        (Decrease)        Volume    Rate
--------------------------------------------------------------------------------------------------------------------------------
Change in interest income:
    Securities:
      Taxable
         Held to maturity                       $      (41.9)       $  (41.9)  $  -       $  12.9            $  3.1   $  9.8
         Available for sale                             47.5            47.1       .4          .8              (1.5)     2.3
      Tax-exempt
         Held to maturity                                 .8              .8      -            .1                .1      -
         Available for sale                              -               -        -           -                 -        -
                                                ------------                              -------
           Total securities                              6.4             5.6       .8        13.8               1.8     12.0
                                                ------------                              -------
    Loans                                               77.2            77.4      (.2)       96.2              57.4     38.8
    Federal funds sold and securities purchased
      under agreements to resell                         2.7             3.6      (.9)        1.7                .1      1.6
    Time deposits with other banks                        .1             (.1)      .2          .2                .1       .1
    Other                                                1.1             1.4      (.3)         .8                .2       .6
                                                ------------                              -------
      Total change in interest income                   87.5            85.1      2.4       112.7              55.9     56.8
                                                ------------                              -------
Change in interest expense:
    NOW, money market, and savings accounts             22.3            11.9     10.4        21.1               3.4     17.7
    Certificates of deposit                             17.7            19.1     (1.4)       38.4              10.6     27.8
    Other interest-bearing deposits                      4.1             4.1       -          6.0               1.6      4.4
    Short-term borrowings                                 .9             6.8     (5.9)       20.3               5.8     14.5
    Long-term debt                                       5.0             4.4       .6        12.8              11.9       .9
                                                ------------                              -------
      Total change in interest expense                  50.0            44.1      5.9        98.6              26.7     71.9
                                                ------------                              -------
Change in net interest income                   $       37.5        $   41.0   $ (3.5)    $  14.1            $ 33.0   $(18.9)
===================================================================================================================================

* Amounts are adjusted to a fully taxable basis, based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit. The effect of volume change is computed by multiplying the change in volume by the prior year rate. The effect of rate change is computed by multiplying the change in rate by the prior year volume. Rate/volume change is computed by multiplying the change in volume by the change in rate and included in the rate change.

Table 3: Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates

========================================================================================================================
                                                             1996                                     1995
                                               ---------------------------------        --------------------------------


                                                                        Average                                 Average
                                                  Average   Income/      Yield/           Average   Income/     Yield/
(dollars in millions)                             Balance   Expense       Rate            Balance   Expense      Rate
------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:*
   Taxable securities:
     Held to maturity                            $  862.6    $ 56.6       6.56%          $1,502.8    $ 98.5      6.55%
     Available for sale                           1,376.4      91.2       6.63              663.1      43.8      6.61
   Tax-exempt securities
     Held to maturity                                32.2       2.4       7.34               20.9       1.5      7.18
     Available for sale                                .8        -        5.32                 .6        -       5.72
------------------------------------------------------------------------------------------------------------------------
     Total securities                             2,272.0     150.2       6.61            2,187.4     143.8      6.58
------------------------------------------------------------------------------------------------------------------------
   Federal funds sold and repurchase agreements     139.4       7.5       5.41               79.9       4.8      6.02
   Loans, net of unearned discount and net
     deferred loan fees:
      Commercial                                  2,876.2     240.4       8.36            2,527.3     213.0      8.43
      Consumer-amortizing mortgages               1,774.3     140.4       7.91            1,479.1     117.0      7.91
      Consumer-other                              1,314.8     119.0       9.05            1,112.8      99.0      8.89
      Real estate-construction                      186.4      16.0       8.60              163.9      15.3      9.36
      Real estate-commercial mortgages
        and other                                   357.0      33.7       9.45              309.2      28.0      9.06
------------------------------------------------------------------------------------------------------------------------
      Loans, net of unearned discount and
        net deferred loan fees                    6,508.7     549.5       8.44            5,592.3     472.3      8.45
------------------------------------------------------------------------------------------------------------------------
   Other                                             57.0       3.4       5.90               39.1       2.3      5.64
------------------------------------------------------------------------------------------------------------------------
      Total earning assets*                       8,977.1    $710.6       7.92%           7,898.7    $623.2      7.89%
------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                          (131.4)                                 (129.7)
Cash and due from banks                             449.2                                   460.1
Other assets                                        429.0                                   325.0
------------------------------------------------------------------------------------------------------------------------
Total assets                                     $9,723.9                                $8,554.1
=====================================================================================================================
Deposits and borrowed funds:
   Demand deposits                               $1,192.1                                $1,112.9
   Interest-bearing deposits:
     NOW accounts                                   806.4    $ 15.9       1.97%             806.4    $ 16.1      2.00%
     Money market accounts                        2,201.9     106.9       4.86            1,805.8      82.7      4.58
     Regular savings                                339.3       7.9       2.32              404.5       9.6      2.38
     Certificates of deposit under $100,000       1,681.8      87.4       5.20            1,406.9      72.8      5.17
     Certificates of deposit $100,000 and over      687.6      38.3       5.58              607.0      35.3      5.82
     Other time                                     362.0      20.6       5.69              303.8      16.9      5.57
     Foreign                                        105.8       5.7       5.36               91.4       5.3      5.75
------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits              6,184.8     282.7       4.57            5,425.8     238.7      4.40
------------------------------------------------------------------------------------------------------------------------
     Total deposits                               7,376.9                                 6,538.7
   Federal funds purchased and repurchase
     agreements                                     864.9      41.5       4.80              792.0      42.6      5.38
   Other short-term borrowings                      150.6       8.1       5.36              100.0       6.2      6.18
   Long-term debt                                   356.8      25.0       7.01              292.4      19.9      6.83
------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits and
      borrowed funds                              7,557.1    $357.3       4.73%           6,610.2    $307.4      4.65%
------------------------------------------------------------------------------------------------------------------------
     Total deposits and borrowed funds            8,749.2                                 7,723.1
Other liabilities                                   144.3                                   126.7
Shareholders' equity                                830.4                                   704.3
------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity       $9,723.9                                $8,554.1
=====================================================================================================================
Net interest income*                                         $353.3                                  $315.8
Provision for loan losses                                        -                                       .1
Noninterest income                                            180.5                                   108.5
Noninterest expense                                           334.4                                   252.4
------------------------------------------------------------------------------------------------------------------------
Income before income tax expense and
   cumulative effect of changes in
   accounting principles                                      199.4                                   171.8
Income tax expense                                             77.8                                    68.7
------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes
   in accounting principles                                   121.6                                   103.1
Cumulative effect of changes in accounting
   principles, net of tax                                        -                                       -
------------------------------------------------------------------------------------------------------------------------
Net income                                                   $121.6                                  $103.1
=====================================================================================================================
Net interest spread                                                       3.19%                                  3.24%
Benefit of interest-free funding                                           .75                                    .76
------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                       3.94%                                  4.00%
=====================================================================================================================



                                                           ===========================
                                                                      1994
                                                           ---------------------------
                                                                               Average
                                                           Average   Income/    Yield/
                                                           Balance   Expense     Rate
                                                           ---------------------------


(dollars in millions)
Interest-earning assets:*
   Taxable securities:
     Held to maturity                                      $1,449.9   $ 85.6      5.90%
     Available for sale                                       688.1     43.0      6.26
   Tax-exempt securities
     Held to maturity                                          19.8      1.4      7.07
     Available for sale                                          .4       -       5.63
--------------------------------------------------------------------------------------
     Total securities                                       2,158.2    130.0      6.02
--------------------------------------------------------------------------------------
   Federal funds sold and repurchase agreements                78.6      3.1      3.99
   Loans, net of unearned discount and net
     deferred loan fees:
      Commercial                                            2,038.0    151.4      7.42
      Consumer-amortizing mortgages                         1,326.6    102.5      7.73
      Consumer-other                                        1,028.4     84.4      8.21
      Real estate-construction                                113.6      9.1      8.00
      Real estate-commercial mortgages                                            8.33
        and other                                             344.7     28.7
--------------------------------------------------------------------------------------
      Loans, net of unearned discount and                                         7.75
        net deferred loan fees                              4,851.3    376.1
--------------------------------------------------------------------------------------
   Other                                                       31.3      1.3      4.05
--------------------------------------------------------------------------------------
      Total earning assets*                                 7,119.4   $510.5      7.17%
--------------------------------------------------------------------------------------
Allowance for loan losses                                    (139.9)
Cash and due from banks                                       494.5
Other assets                                                  311.8
--------------------------------------------------------------------------------------
Total assets                                               $7,785.8
======================================================================================
Deposits and borrowed funds:
   Demand deposits                                         $1,174.7
   Interest-bearing deposits:
     NOW accounts                                             877.9   $ 17.5      1.99%
     Money market accounts                                  1,516.1     57.7      3.81
     Regular savings                                          510.5     12.1      2.38
     Certificates of deposit under $100,000                 1,347.2     52.8      3.92
     Certificates of deposit $100,000 and over                401.5     16.9      4.22
     Other time                                               317.9     14.5      4.56
     Foreign                                                   41.0      1.7      4.04
--------------------------------------------------------------------------------------
     Total interest-bearing deposits                        5,012.1    173.2      3.46
--------------------------------------------------------------------------------------
     Total deposits                                         6,186.8
   Federal funds purchased and repurchase                                         3.80
     agreements                                               681.2     25.8
   Other short-term borrowings                                 59.2      2.7      4.51
   Long-term debt                                             109.0      7.1      6.48
--------------------------------------------------------------------------------------
     Total interest-bearing deposits and
      borrowed funds                                        5,861.5   $208.8      3.56%
--------------------------------------------------------------------------------------
     Total deposits and borrowed funds                      7,036.2
Other liabilities                                             105.4
Shareholders' equity                                          644.2
--------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                 $7,785.8
======================================================================================
Net interest income*                                                  $301.7
Provision for loan losses                                               (9.9)
Noninterest income                                                      85.7
Noninterest expense                                                    239.3
--------------------------------------------------------------------------------------
Income before income tax expense and
   cumulative effect of changes in
   accounting principles                                               158.0
Income tax expense                                                      60.8
--------------------------------------------------------------------------------------
Income before cumulative effect of changes
   in accounting principles                                             97.2
Cumulative effect of changes in accounting
   principles, net of tax                                                 -
--------------------------------------------------------------------------------------
Net income                                                            $ 97.2
======================================================================================
Net interest spread                                                               3.61%
Benefit of interest-free funding                                                   .63
--------------------------------------------------------------------------------------
Net interest margin                                                               4.24%
======================================================================================


* Loan fees and amortization of net deferred loan fees (costs), which are considered an integral part of the lending function and are included in yields and related interest categories, amounted to $8.6 million in 1996, $6.3 million in 1995, $4.8 million in 1994, $2.3 million in 1993, and $(.8) million in 1992.
Yields/rates and income/expense amounts are presented on a fully taxable equivalent basis based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related Federal tax benefit; related interest income includes taxable equivalent adjustments of $3.6 million in 1996, $3.5 million in 1995, $3.4 million in 1994, $4.0 million in

============================================================================================================================
             1993                              1992                       Average Balance              Income/Expense
                                                                                       5-Year                     5-Year
                                                                                       Annual                     Annual
                         Average                           Average                     Compound                   Compound
   Average   Income/      Yield/     Average    Income/     Yield/        % Change    Growth Rate     % Change  Growth Rate
   Balance   Expense       Rate      Balance    Expense      Rate         1996/1995    1996/1991     1996/1995   1996/1991
----------------------------------------------------------------------------------------------------------------------------

   $1,341.5   $ 82.7        6.16%    $1,747.5    $130.5       7.47%         (42.60)%      (9.94)%       (42.54)%     (13.31)%
      899.2     62.3        6.93        148.8      10.0       6.72          107.57          -           108.22          -

       11.1       .8        7.21          6.5        .5       7.69           54.07         9.13          60.00         5.92
         -        -          -             -         -         -             33.33          -              -            -
----------------------------------------------------------------------------------------------------------------------------
    2,251.8    145.8        6.47      1,902.8     141.0       7.41            3.87         8.99           4.45         5.05
----------------------------------------------------------------------------------------------------------------------------
      152.1      4.9        3.24        261.7      10.0       3.82           74.47        (8.47)         56.25       (10.83)


    1,773.6    120.6        6.81      1,739.5     121.0       6.95           13.81         8.72          12.86         7.60
    1,059.4     88.7        8.37        847.8      81.2       9.58           19.96        16.70          20.00         9.87
      936.3     80.7        8.62        914.3      86.9       9.50           18.15         6.20          20.20         2.81
      110.3      8.8        7.99        158.4      12.7       8.03           13.73        (3.75)          4.58        (4.65)

      334.5     27.0        8.06        384.5      33.2       8.65           15.46        (2.90)         20.36        (3.94)
----------------------------------------------------------------------------------------------------------------------------
    4,214.1    325.8        7.73      4,044.5     335.0       8.28           16.39         8.51          16.35         5.55
----------------------------------------------------------------------------------------------------------------------------
       54.0      1.8        3.32        178.1       7.0       3.91           45.78       (12.00)         47.83       (12.42)
----------------------------------------------------------------------------------------------------------------------------
    6,672.0   $478.3        7.17%     6,387.1    $493.0       7.72%          13.65         7.94          14.02%        5.00%
----------------------------------------------------------------------------------------------------------------------------
     (175.3)                           (188.7)                                1.31        (7.22)
      491.0                             467.1                                (2.37)        1.82
      334.6                             321.3                                32.00         4.07
----------------------------------------------------------------------------------------------------------------------------
   $7,322.3                          $6,986.8                                13.68%        7.74%
============================================================================================================================

   $1,137.8                          $1,049.7                                 7.12%        6.12%

      793.5   $ 16.5        2.08%       682.4    $ 18.7       2.73%            -           6.59          (1.24)%      (7.90)%
    1,411.7     47.2        3.35      1,429.9      48.3       3.38           21.93         8.74          29.26         6.02
      487.1     12.9        2.65        416.6      14.3       3.43          (16.12)        (.77)        (17.71)      (15.37)
    1,397.4     56.8        4.06      1,525.5      78.7       5.16           19.54         (.25)         20.05        (5.80)
      384.6     14.9        3.86        412.6      20.3       4.92           13.28        11.29           8.50         6.47
      337.7     16.7        4.96        366.7      21.2       5.78           19.16         1.75          21.89        (2.85)
       25.8       .7        2.74         19.3        .7       3.61           15.75        52.80           7.55        52.11
----------------------------------------------------------------------------------------------------------------------------
    4,837.8    165.7        3.43      4,853.0     202.2       4.17           13.99         5.04          18.43         (.67)
----------------------------------------------------------------------------------------------------------------------------
    5,975.6                           5,902.7                                12.82         5.21

      587.1     15.5        2.64        519.5      16.3       3.14            9.20        13.59          (2.58)       10.58
       49.8      1.6        3.19         20.2        .7       3.82           50.60        45.87          30.65        42.06
       60.1      4.3        7.13         17.9       1.4       7.69           22.02        81.73          25.63        77.98
----------------------------------------------------------------------------------------------------------------------------

    5,534.8   $187.1        3.38%     5,410.6    $220.6       4.08%          14.32         7.21          16.23%        2.22%
----------------------------------------------------------------------------------------------------------------------------
    6,672.6                           6,460.3                                13.29         7.06
       98.8                              84.4                                13.89        11.22
      550.9                             442.1                                17.90        16.17
----------------------------------------------------------------------------------------------------------------------------
   $7,322.3                          $6,986.8                                13.68%        7.74%
============================================================================================================================
              $291.2                             $272.4                                                  11.87%        8.35%
               (41.4)                              39.2                                                (100.00)     (100.00)
                88.4                               77.3                                                  66.36        16.84
               248.2                              240.1                                                  32.49         7.51
----------------------------------------------------------------------------------------------------------------------------


               172.8                               70.4                                                  16.07        42.78
                65.4                               24.2                                                  13.25        37.90
----------------------------------------------------------------------------------------------------------------------------

               107.4                               46.2                                                  17.94        46.53

                 (.1)                                -                                                     -            -
              $107.3                             $ 46.2                                                  17.94%       46.53%
============================================================================================================================
                            3.79%                             3.64%
                             .58                               .62
----------------------------------------------------------------------------------------------------------------------------
                            4.37%                             4.26%
============================================================================================================================

1993, and $4.2 million in 1992. Nonaccrual and restructured loans are included in average loans and average earning assets. Consequently, yields on these items are lower than they would have been if these loans had earned at their contractual rates of interest. For purposes of this schedule, average investment securities prior to December 31, 1992 and related income have been classified as held to maturity. Yields on all securities are computed based on carrying value.

TABLE 4:  INTEREST RATE SENSITIVITY ANALYSIS

=============================================================================================================
                                                                           Interest-Sensitive Periods
                                                      -------------------------------------------------------
                                                                   Months
                                                      --------------------------------
                                                                     Over       Over
                                                                    Three        Six        Total
                                                         Within    Through     Through       One        1-5
(dollars in millions)                                     Three      Six        Twelve       Year      Years
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996
Earning assets:
     Securities:
       Available for sale                             $   420.3   $    77.5  $   154.4   $   652.2   $  883.0
       Held to maturity                                   156.2        51.1      106.3       313.6      441.9
-------------------------------------------------------------------------------------------------------------
         Total securities                                 576.5       128.6      260.7       965.8    1,324.9
     Loans                                              2,711.9       398.8      647.6     3,758.3    2,439.4
     Other earning assets                                 275.7           -          -       275.7          -
-------------------------------------------------------------------------------------------------------------
       Total earning assets                           $ 3,564.1   $   527.4  $   908.3   $ 4,999.8   $3,764.3
=============================================================================================================
Interest-bearing liabilities:
     Interest-bearing deposits:
       NOW, money market, and savings accounts        $ 3,429.1   $       -  $       -   $ 3,429.1   $      -
       Certificates of deposit                            909.1       553.5      554.1     2,016.7      534.7
       Other interest-bearing deposits                    233.6        34.0       46.2       313.8      116.9
-------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits                4,571.8       587.5      600.3     5,759.6      651.6
     Other borrowed funds                               1,249.1        19.6       65.8     1,334.5       42.0
-------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                 5,820.9       607.1      666.1     7,094.1      693.6
     Net effect of swaps                                 (100.0)          -     (400.0)     (500.0)     500.0
-------------------------------------------------------------------------------------------------------------
     Adjusted interest-bearing liabilities            $ 5,720.9   $   607.1  $   266.1   $ 6,594.1   $1,193.6
=============================================================================================================
Interest-sensitivity gap:
     For the indicated period                         $(2,156.8)  $   (79.7) $   642.2   $(1,594.3)  $2,570.7
     Cumulative                                        (2,156.8)   (2,236.5)  (1,594.3)   (1,594.3)     976.4
     Cumulative, as a percent of total earning assets    (22.83)%    (23.67)%   (16.88)%    (16.88)%    10.33%
=============================================================================================================
DECEMBER 31, 1995
Earning assets:
     Securities:
       Available for sale                             $   483.5   $    34.8  $    69.7   $   588.0   $  545.4
       Held to maturity                                   158.8        66.3      180.5       405.6      446.1
-------------------------------------------------------------------------------------------------------------
         Total securities                                 642.3       101.1      250.2       993.6      991.5
     Loans                                              2,456.9       312.1      547.9     3,316.9    2,305.7
     Other earning assets                                 340.2           -          -       340.2          -
-------------------------------------------------------------------------------------------------------------
       Total earning assets                           $ 3,439.4   $   413.2  $   798.1   $ 4,650.7   $3,297.2
=============================================================================================================
Interest-bearing liabilities:
     Interest-bearing deposits:
       NOW, money market, and savings accounts        $ 3,220.4    $      -   $      -   $ 3,220.4   $      -
       Certificates of deposit                            841.2       567.4      518.3     1,926.9      501.7
       Other interest-bearing deposits                    221.7        28.5       58.1       308.3      157.0
-------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits                4,283.3       595.9      576.4     5,455.6      658.7
     Other borrowed funds                               1,177.5           -          -     1,177.5       24.8
-------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                 5,460.8       595.9      576.4     6,633.1      683.5
     Net effect of swaps                               (1,435.0)      200.0      400.0      (835.0)     835.0
-------------------------------------------------------------------------------------------------------------
     Adjusted interest-bearing liabilities            $ 4,025.8   $   795.9  $   976.4   $ 5,798.1   $1,518.5
=============================================================================================================
Interest-sensitivity gap:
     For the indicated period                         $  (586.4)  $  (382.7) $  (178.3)  $(1,147.4)  $1,778.7
     Cumulative                                          (586.4)     (969.1)  (1,147.4)   (1,147.4)     631.3
     Cumulative, as a percent of total earning assets     (6.59)%    (10.89)%   (12.89)%    (12.89)%     7.09%
=============================================================================================================


==================================================================================
                                                      Interest-Sensitive
                                                            Periods
                                                    -----------------------




                                                         Over 5
(dollars in millions)                                     Years     Total
---------------------------------------------------------------------------
DECEMBER 31, 1996
Earning assets:
     Securities:
       Available for sale                              $   143.1  $ 1,678.3
       Held to maturity                                     79.0      834.5
---------------------------------------------------------------------------
         Total securities                                  222.1    2,512.8
     Loans                                                 460.9    6,658.6
     Other earning assets                                      -      275.7
---------------------------------------------------------------------------
       Total earning assets                            $   683.0  $ 9,447.1
===========================================================================
Interest-bearing liabilities:
     Interest-bearing deposits:
       NOW, money market, and savings accounts         $       -  $ 3,429.1
       Certificates of deposit                               8.1    2,559.5
       Other interest-bearing deposits                        .1      430.8
---------------------------------------------------------------------------
         Total interest-bearing deposits                     8.2    6,419.4
     Other borrowed funds                                  108.0    1,484.5
---------------------------------------------------------------------------
     Total interest-bearing liabilities                    116.2    7,903.9
     Net effect of swaps                                       -          -
---------------------------------------------------------------------------
     Adjusted interest-bearing liabilities             $   116.2  $ 7,903.9
===========================================================================
Interest-sensitivity gap:
     For the indicated period                          $   566.8  $ 1,543.2
     Cumulative                                          1,543.2    1,543.2
     Cumulative, as a percent of total earning asset       16.33%     16.33%
===========================================================================
DECEMBER 31, 1995
Earning assets:
     Securities:
       Available for sale                              $    69.1  $ 1,202.5
       Held to maturity                                     79.3      931.0
---------------------------------------------------------------------------
         Total securities                                  148.4    2,133.5
     Loans                                                 803.4    6,426.0
     Other earning assets                                      -      340.2
---------------------------------------------------------------------------
       Total earning assets                            $   951.8  $ 8,899.7
===========================================================================
Interest-bearing liabilities:
     Interest-bearing deposits:
       NOW, money market, and savings accounts         $       -   $3,220.4
       Certificates of deposit                               1.7    2,430.3
       Other interest-bearing deposits                         -      465.3
---------------------------------------------------------------------------
         Total interest-bearing deposits                     1.7    6,116.0
     Other borrowed funds                                  157.8    1,360.1
---------------------------------------------------------------------------
     Total interest-bearing liabilities                    159.5    7,476.1
     Net effect of swaps                                       -          -
---------------------------------------------------------------------------
     Adjusted interest-bearing liabilities            $    159.5  $ 7,476.1
===========================================================================
Interest-sensitivity gap:
     For the indicated period                         $    792.3  $ 1,423.6
     Cumulative                                          1,423.6    1,423.6
     Cumulative, as a percent of total earning asset       16.00%     16.00%
===========================================================================

Each column includes earning assets and interest-bearing liabilities that are estimated to mature or reprice within the respective time frame. All floating rate balance sheet items are included as "within three months" regardless of maturity. Non-earning assets (cash and due from banks, premises and equipment, foreclosed properties, and other assets), noninterest-bearing liabilities (demand deposits and other liabilities) and shareholders' equity are considered to be noninterest-sensitive for purposes of this presentation and thus are not included in the above table.

In the table, all NOW, money market, and savings accounts are reflected as interest-sensitive within three months. NOW accounts, savings, and certain money market accounts are not totally interest-sensitive in all interest rate environments. If NOW and regular savings accounts were not considered interest-sensitive, the one year cumulative net liability interest-sensitive gap position and percent of earning assets would be $460.3 million and 4.87%, respectively, for 1996, as compared to a net asset interest-sensitive gap position and percent of earning assets of $41.2 million and .46%, respectively, for 1995.

TABLE 5:  SECURITY PORTFOLIO ANALYSIS

==========================================================================================================================
                                                      Estimated Maturity at December 31, 1996
                                 -----------------------------------------------------------------------------------------
                                                                                                               Total
                                   Within 1 Year       1-5 Years        5-10 Years    After 10 Years       Amortized Cost
                                 -----------------------------------------------------------------------------------------
(dollars in millions)            Amount     Yield   Amount    Yield   Amount  Yield   Amount   Yield     Amount    Yield
--------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:(1)
   U.S. Treasury                $     .1    5.25% $     .2    4.75% $   -      -  %   $  -       -  %  $      .3    4.92%
   U.S. Gov. agencies and
     corporations:
       Mortgage-backed             255.5    6.68     297.8    6.96     1.5    6.39        .9    7.39       555.7    6.83
       Other                        80.9    4.97      18.1    5.38      -      -         -       -          99.0    5.05
   Obligations of state and
     political subdivisions(2)       1.1    6.45      11.9    5.65     6.2    5.51      20.1    5.48        39.3    5.56
   Other debt securities:
     Mortgage-backed                40.6    6.67      98.4    6.84      -      -         -       -         139.0    6.79
     Other                            -      -         1.2    8.38      -      -         -       -           1.2    8.38
--------------------------------------------------------------------------------------------------------------------------
   Total debt securities
     held to maturity           $  378.2    6.31% $  427.6    6.83% $  7.7    5.68%   $ 21.0    5.56%   $  834.5(3) 6.55%
==========================================================================================================================
Securities available for sale(1)
   U.S. Treasury                $    3.0    5.12% $  248.9    6.01% $   -    -    %   $   -    -    %   $  251.9    6.00%
   U.S. Gov. agencies and
   corporations:
       Mortgage-backed              12.2    6.93     689.9    7.00   200.4    6.84     277.2    6.72     1,179.7    6.91
       Other                        51.4    5.36      11.2    5.49     5.0    6.34       -       -          67.6    5.45
   Other debt securities:
     Mortgage-backed                  -      -       135.9    6.70      -      -         -       -         135.9    6.70
--------------------------------------------------------------------------------------------------------------------------
   Total debt securities
   available for sale           $   66.6    5.64% $1,085.9    6.72% $205.4    6.83%  $ 277.2    6.72%    1,635.1    6.69%
========================================================================================================        ==========
   Total equity securities                                                                                  50.6
                                                                                                        --------
   Total securities                                                                                     $1,685.7
     available for sale                                                                                 ========

TOTAL SECURITIES:
   Total debt securities        $  444.8    6.21% $1,513.5    6.75% $213.1    6.79%  $298.2     6.64%   $2,469.6   6.64%
========================================================================================================        ==========
   Total equity securities                                                                                  50.6
                                                                                                        --------
   Total securities                                                                                     $2,520.2
==========================================================================================================================


========================================================================

                                Estimated Maturity at December 31, 1996
                                ---------------------------------------
                                       Market   Average   Average
                                        Value  Maturity  Repricing
                                      -----------------------------
(dollars in millions)                   Amount    Years     Years
-------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
   U.S. Treasury                      $    .3      1.4        1.4
   U.S. Gov. agencies and
     corporations:
       Mortgage-backed                  556.4      1.4        1.4
       Other                             99.0      1.1         .3
   Obligations of state and
     political subdivisions              39.3     10.1       10.1
   Other debt securities:
     Mortgage-backed                    139.0      1.9        1.9
     Other                                1.2      2.0        2.0
-------------------------------------------------------------------
   Total debt securities
     held to maturity                $  835.2      1.9        1.7
===================================================================
Securities available for sale(1)
   U.S. Treasury                     $  250.6      4.7        4.7
   U.S. Gov. agencies and
   corporations:
       Mortgage-backed                1,176.8      6.5        2.7
       Other                             67.4      1.0        1.0
   Other debt securities:
     Mortgage-backed                    132.8      2.9        2.9
-------------------------------------------------------------------
   Total debt securities
   available for sale                 $1,627.6     5.7        2.8
======================================        =====================
   Total equity securities                50.6
                                      --------
   Total securities                   $1,678.2(3)
     available for sale               ========

TOTAL SECURITIES:
   Total debt securities
                                      $2,462.8      4.4       2.4
======================================        =====================
   Total equity securities                50.6
                                      --------
   Total securities                   $2,513.4
===================================================================

1    Yields on all securities were computed based on carrying value.

2 Yields presented on a taxable equivalent basis, based on the statutory federal income tax rate, adjusted for applicable state income taxes net of the related federal tax benefit.

3 Securities held to maturity were reported on the consolidated balance sheet at amortized cost and securities available for sale were reported on the consolidated balance sheet at fair value for a combined total of $2,512.8 million.



TABLE 6:  MATURITIES OF LOANS, EXCLUSIVE OF CONSUMER LOANS


                                                         Maturities at December 31, 1996
                                          --------------------------------------------------------------
                                                   Within            1-5          After
(dollars in millions)                              1 Year          Years        5 Years           Total
--------------------------------------------------------------------------------------------------------
Commercial loans                                  $1,158.2       $1,479.9       $  372.0        $3,010.1
Real estate--construction loans                       89.0           69.3           32.4           190.7
Real estate--commercial mortgages
   and other                                          58.1          182.3          105.1           345.5
--------------------------------------------------------------------------------------------------------
     Total                                        $1,305.3       $1,731.5       $  509.5        $3,546.3
========================================================================================================
For maturities over one year:
   Loans with fixed interest rates                               $1,029.9       $  195.5        $1,225.4
   Loans with floating interest rates                               701.6          314.0         1,015.6
--------------------------------------------------------------------------------------------------------
     Total                                                       $1,731.5       $  509.5        $2,241.0
========================================================================================================

TABLE 7:  ALLOWANCE FOR LOAN LOSSES

===============================================================================================================================
                                                                                  Year Ended December 31
                                                                ---------------------------------------------------------------
(dollars in thousands)                                             1996        1995          1994          1993         1992
-------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, January 1                            $132,415    $129,436      $136,512      $183,446     $182,957
   Loans charged off:
     Commercial                                                    8,822       3,070         3,933        10,509       28,147
     Consumer--amortizing mortgages                                  730         313           401         1,365        3,283
     Consumer--other                                              21,783      14,787        10,644        13,375       17,000
     Real estate--construction                                         -         555             -           594        2,462
     Real estate--commercial mortgages and other                      95          23           939         1,332        3,364
-----------------------------------------------------------------------------------------------------------------------------
       Total charge-offs                                          31,430      18,748        15,917        27,175       54,256
-----------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
     Commercial                                                    9,423       5,390         7,776        10,432        7,860
     Consumer--amortizing mortgages                                  575         767           694         1,470          451
     Consumer--other                                               9,685       8,032         8,611         7,611        6,789
     Real estate--construction                                         5         380           143           128          198
     Real estate--commercial mortgages and other                     466         502           802           709          198
-----------------------------------------------------------------------------------------------------------------------------
       Total recoveries                                           20,154      15,071        18,026        20,350       15,496
-----------------------------------------------------------------------------------------------------------------------------
   Net charge-offs (recoveries)                                   11,276       3,677        (2,109)        6,825       38,760
-----------------------------------------------------------------------------------------------------------------------------
Change in allowance due to subsidiaries purchased                  2,126       6,573           323         1,296            -
Provision charged (credited) to operating expenses                     -          83        (9,919)     (41,405)       39,249
Adjustment for change in fiscal year of pooled company                 -           -           411             -            -
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                            $123,265    $132,415      $129,436      $136,512     $183,446
=============================================================================================================================
Allocation of allowance for loan losses, end of year:
   Commercial                                                   $ 40,263    $ 41,604      $ 38,596     $  35,366   $   74,013
   Consumer loans                                                 22,738      18,621        21,420        32,649       44,425
   Real estate                                                     5,451       6,478        11,579        16,095       22,636
   Unallocated/general                                            54,813      65,712        57,841        52,402       42,372
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                            $123,265    $132,415      $129,436      $136,512     $183,446
=============================================================================================================================
Net charge-offs (recoveries) as a percent of average loans, net      .17 %       .07 %        (.04)%         .16 %        .96 %
Allowance to net loans (end of year)                                1.85 %      2.06 %        2.50 %        2.92 %       4.52 %
=============================================================================================================================
Percent of total year-end loans:
   Commercial                                                       45.2 %      43.9 %        44.2 %        41.9 %       42.9 %
   Consumer--amortizing mortgages                                   26.7        27.8          26.7          27.7         23.1
   Consumer--other                                                  20.0        19.9          20.4          21.0         22.4
   Real estate--construction                                         2.9         2.9           2.6           2.4          2.8
   Real estate--commercial mortgages and other                       5.2         5.5           6.1           7.0          8.8
-----------------------------------------------------------------------------------------------------------------------------
                                                                   100.0 %     100.0 %       100.0 %       100.0 %      100.0 %
=============================================================================================================================


TABLE 8:  NONPERFORMING ASSET ACTIVITY

=============================================================================================================================
                                                                                 Year Ended December 31
                                                               --------------------------------------------------------------
(dollars in thousands)                                              1996         1995         1994        1993        1992
-----------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                              $ 29,353     $ 21,765     $ 42,450    $ 91,686    $145,923
   Transfers in and new foreclosed properties                     16,112       21,294       14,676      40,658      79,204
   Change in nonperforming assets due to subsidiaries purchased       39        3,091          208         199           -
   Payments received                                             (11,605)     (11,549)     (15,592)    (58,107)    (59,136)
   Sales of foreclosed properties                                 (3,129)      (3,605)      (9,379)    (15,767)    (29,030)
   Charge-offs and writedowns                                     (5,889)      (1,133)      (2,300)     (9,834)    (37,773)
   Return to earning status                                       (1,187)        (510)      (7,150)     (6,644)    (7,916)
   Other                                                               -            -         (969)        259         414
   Adjustment for change in fiscal year for pooled company             -            -         (179)          -           -
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                            $ 23,694     $ 29,353     $ 21,765    $ 42,450    $ 91,686
=============================================================================================================================

                                                                -------------------------------------------------------------
                                                                                        December 31
                                                                -------------------------------------------------------------
(dollars in thousands)                                              1996         1995         1994        1993        1992
-----------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                $ 16,331     $ 18,670     $ 11,674    $ 22,944    $ 61,085
Restructured loans                                                     -            -            -           -         455
-----------------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                                      16,331       18,670       11,674      22,944      61,540
Foreclosed properties                                              7,363       10,683       10,091      19,506      30,146
-----------------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                                   $ 23,694     $ 29,353     $ 21,765    $ 42,450    $ 91,686
=============================================================================================================================
Nonperforming assets to total loans plus foreclosed properties*      .36 %        .46 %        .42 %       .91 %      2.24 %
=============================================================================================================================
90 days or more past due on accrual                             $ 11,711     $  6,123     $  4,530    $  4,764    $  7,434
=============================================================================================================================

*    Excludes loans 90 days or more past due on accrual.

TABLE 9:  CERTIFICATES OF DEPOSIT $100,000 AND OVER

======================================================================================================
                                                                         Maturities at December 31
                                                                      --------------------------------
(in thousands)                                                             1996            1995
------------------------------------------------------------------------------------------------------
3 months or less                                                        $516,211        $383,531
Over 3 through 6 months                                                  165,261         177,934
Over 6 through 12 months                                                 141,535         121,149
Over 12 months                                                            70,787          67,877
------------------------------------------------------------------------------------------------------
   Total                                                                $893,794        $750,491
======================================================================================================


TABLE 10:  RISK-BASED CAPITAL AND RELATED RATIOS

===================================================================================================================================
                                             "Well Capitalized"                                            First American National
                                                 Minimum                     Corporation                            Bank
                                                                     ---------------------------       ----------------------------
December 31 (dollars in thousands)           Regulatory Ratio             1996            1995              1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL COMPONENTS
Tier I capital:
     Realized shareholders' common equity                            $  873,292      $  792,002         $  853,386      $  720,904
     Less disallowed intangibles                                       (107,223)        (62,842)           (82,370)        (36,701)
-----------------------------------------------------------------------------------------------------------------------------------
        Total Tier I capital                                            766,069         729,160            771,016         684,203
-----------------------------------------------------------------------------------------------------------------------------------
   Tier II capital:
     Allowable allowance for loan losses                                 98,825          91,882             94,557          87,821
     Unsecured holding company debt                                      99,361          99,280                 -               -
-----------------------------------------------------------------------------------------------------------------------------------
        Total Tier II capital                                           198,186         191,162             94,557          87,821
-----------------------------------------------------------------------------------------------------------------------------------
        Total capital                                                $  964,255      $  920,322         $  865,573      $  772,024
===================================================================================================================================
   Risk-adjusted assets                                              $7,881,542      $7,310,022         $7,538,564      $6,984,533
   Quarterly average assets                                           9,720,114       9,018,365          9,189,499       8,672,790
===================================================================================================================================
CAPITAL RATIOS *
   Tier I risk-based capital ratio               6.00 %                    9.72 %          9.97 %            10.23 %          9.80 %
   Total risk-based capital ratio               10.00                     12.23           12.59              11.48           11.05
   Tier I leverage ratio                         5.00                      7.88            8.09               8.39            7.89
===================================================================================================================================

* Risk-based capital ratios were computed using realized equity (total shareholders' equity exclusive of net unrealized gains (losses) on securities available for sale, net of tax).

TABLE 11:  QUARTERLY FINANCIAL DATA

===========================================================================================================================
                                                                                Three Months Ended
                                                         ------------------------------------------------------------------
(dollars in thousands except per share amounts)               December 31      September 30        June 30       March 31
---------------------------------------------------------------------------------------------------------------------------
1996
Net interest income                                             $91,362          $ 89,291          $85,227        $83,818
Net interest income, taxable equivalent basis*                   92,258            90,223           86,131         84,686
Provision for loan losses                                             -                 -                -              -
Noninterest income                                               59,349            57,719           31,456         32,009
Noninterest expense                                              97,169           103,177           66,421         67,688
Net income                                                       33,464            27,419           30,889         29,800
---------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
   Net income                                                   $  1.13          $    .93          $  1.04        $  1.01
   Cash dividends paid                                              .31               .31              .31            .28
   Common stock price
     High                                                         58.75             48.25            45.63          48.50
     Low                                                          47.75             40.75            42.13          42.38
     Last trade                                                   57.63             48.00            42.13          44.50
---------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS:
   Return on average assets (annualized)                           1.35 %            1.11 %           1.28 %         1.26 %
   Return on average equity (annualized)                          15.48             12.97            15.05          15.08
   Net interest margin                                             4.06              3.96             3.87           3.85
===========================================================================================================================
1995
Net interest income                                             $79,812          $ 77,410          $77,425        $77,663
Net interest income, taxable equivalent basis*                   80,692            78,288           78,276         78,505
Provision for loan losses                                             -                24               28             31
Noninterest income                                               31,919            26,606           25,562         24,400
Noninterest expense                                              68,190            60,174           61,729         62,355
Net income                                                       24,336            27,713           25,768         25,263
---------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
   Net income                                                   $   .86          $    .99          $   .91            .88
   Cash dividends paid                                              .28               .28              .25            .25
   Common stock price
     High                                                         50.25             44.25            36.00          34.38
     Low                                                          42.13             35.88            33.25          26.88
     Last trade                                                   47.38             43.13            35.88          33.50
---------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS:
   Return on average assets (annualized)                           1.06 %            1.27 %           1.24 %         1.26 %
   Return on average equity (annualized)                          13.12             15.79            14.88          14.86
   Net interest margin                                             3.82              3.87             4.07           4.26
===========================================================================================================================

* Adjusted to a taxable equivalent basis based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit.

TABLE 12:  CONSOLIDATED YEAR-END BALANCE SHEETS

=======================================================================================================================
                                                                               December 31
                                                   --------------------------------------------------------------------
(in thousands)                                          1996          1995         1994          1993         1992
-----------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                            $   603,456   $   494,496  $   513,916   $   515,122  $   694,460
   Securities:
     U.S. Treasury and other U.S. Government
       agencies and corporations                        2,149,813     1,813,782    2,116,371     2,144,726    2,044,919
     Obligations of states and political
       subdivisions                                        39,303        32,788       21,730        21,573        9,552
     Other                                                323,663       287,007      195,230        37,409       46,040
-----------------------------------------------------------------------------------------------------------------------
       Total securities                                 2,512,779     2,133,577    2,333,331     2,203,708    2,100,511
-----------------------------------------------------------------------------------------------------------------------
   Federal funds sold and securities
     purchased under agreements to resell                 161,677       291,042       28,134       153,860      123,450
   Loans:
     Commercial
       Commercial and industrial                        2,263,070     2,157,164    1,734,783     1,446,781    1,286,503
       For purchasing or carrying securities               59,463        57,386       32,921        41,098       43,128
       Financial institutions                              61,315        68,106       77,113        98,462       92,353
       Other domestic loans                               625,538       539,559      444,112       373,716      326,622
       International                                          739         1,612          623             -          170
-----------------------------------------------------------------------------------------------------------------------
         Total commercial loans                         3,010,125     2,823,827    2,289,552     1,960,057    1,748,776
-----------------------------------------------------------------------------------------------------------------------
     Consumer
       Amortizing mortgages                             1,782,630     1,784,836    1,385,081     1,295,307      941,594
       Installment                                        999,118     1,046,615      870,451       801,820      718,101
       Single payment                                      18,432        14,272       17,185        21,747       30,711
       Open end                                           317,200       221,034      168,307       159,900      163,437
-----------------------------------------------------------------------------------------------------------------------
         Total consumer loans                           3,117,380     3,066,757    2,441,024     2,278,774    1,853,843
-----------------------------------------------------------------------------------------------------------------------
     Real estate
       Construction                                       190,673       186,655      134,513       112,353      116,459
       Commercial mortgages and other                     345,466       354,918      316,242       330,983      361,419
-----------------------------------------------------------------------------------------------------------------------
         Total real estate loans                          536,139       541,573      450,755       443,336      477,878
-----------------------------------------------------------------------------------------------------------------------
         Total loans                                    6,663,644     6,432,157    5,181,331     4,682,167    4,080,497
     Unearned discount and net deferred loan fees           5,047         6,181        9,365        12,596       20,943
-----------------------------------------------------------------------------------------------------------------------
       Loans, net of unearned discount and net
         deferred loan fees                             6,658,597     6,425,976    5,171,966     4,669,571    4,059,554
     Allowance for loan losses                            123,265       132,415      129,436       136,512      183,446
-----------------------------------------------------------------------------------------------------------------------
       Total net loans                                  6,535,332     6,293,561    5,042,530     4,533,059    3,876,108
-----------------------------------------------------------------------------------------------------------------------
   Premises and equipment, net                            162,257       129,419      111,075       109,320      110,228
   Foreclosed properties                                    7,363        10,683       10,091        19,506       30,146
   Other assets                                           416,604       328,851      239,650       173,206      321,895
-----------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                   $10,399,468   $ 9,681,629  $ 8,278,727   $ 7,707,781  $ 7,256,798
=======================================================================================================================
LIABILITIES
   Deposits:
     Demand (noninterest-bearing)                     $ 1,374,528   $ 1,266,285  $ 1,252,136   $ 1,240,543  $ 1,133,321
     Time, NOW, savings, money market                   6,321,192     5,971,048    4,995,343     4,878,033    4,850,846
     Foreign                                               97,257       144,961       60,300        31,975       34,601
-----------------------------------------------------------------------------------------------------------------------
       TOTAL DEPOSITS                                   7,792,977     7,382,294    6,307,779     6,150,551    6,018,768
-----------------------------------------------------------------------------------------------------------------------
   Federal funds purchased and securities sold
     under agreements to repurchase                       939,740       788,569      855,618       664,826      588,950
   Other short-term borrowings                            214,632       149,718       74,222        91,937       19,629
   Long-term debt                                         331,157       421,791      271,473        77,053       18,477
   Other liabilities                                      252,255       143,725      101,962        99,852      107,075
-----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                  9,530,761     8,886,097    7,611,054     7,084,219    6,752,899
-----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
   Common stock                                           148,158       147,699      143,625       139,574      134,998
   Capital surplus                                        157,792       162,254      130,933       128,195      124,331
   Retained earnings                                      569,851       483,973      409,638       336,648      246,816
   Deferred compensation on restricted stock               (2,066)       (1,263)      (2,161)       (1,851)      (1,073)
   Employee Stock Ownership Plan                             (443)         (661)        (781)       (1,053)      (1,173)
   Net unrealized gains (losses) on securities
     available for sale, net of tax                        (4,585)        3,530      (13,581)       22,049            -
-----------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                           868,707       795,532      667,673       623,562      503,899
-----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 10,399,468   $ 9,681,629  $ 8,278,727   $ 7,707,781  $ 7,256,798
=======================================================================================================================

                                       44

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in Item 14(a)(1) and (2) are included in this Report beginning on page 56 and are incorporated in this Item 8 by reference. The table "Quarterly Financial Data" on page 43 hereof, "Consolidated Year-End Balance Sheets" on page 44 hereof, and "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" on pages 37-38 hereof are incorporated in this Item 8 by reference.


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


Officer                Age  Business Experience - Past 5 years
-------                ---  ----------------------------------
Dennis C. Bottorff     52   Mr. Bottorff serves as Chairman, President and
                            Chief Executive Officer of the Corporation and as
                            Chairman and Chief Executive Officer of  FANB. From
                            November 1991 until January 1994, Mr. Bottorff also
                            served as President of FANB.  Mr. Bottorff also
                            serves as a director of SSI.

Melissa J. Buffington  39   Since August 1996, Ms. Buffington has served as
                            Executive Vice President and Director of Human
                            Resources of the Corporation and FANB.  From June
                            1985 through June 1992, she was a Financial Analyst
                            for NationsBank and certain of its predecessors.
                            From June 1992 though June 1993, she served as
                            Assistant Director of Strategic Planning for FANB.
                            From June 1993 through August 1996, she served as
                            the Corporation's Director of Quality Management,
                            which included a supervisory role over Employee
                            Relations.

R. Booth Chapman       56   Since September 1991, Mr. Chapman has served as
                            Executive Vice President -  Independent Loan Review
                            of FANB.

Brian L. Cooper        38   Mr. Cooper is Executive Vice President - Marketing
                            of FANB and has served in such capacity since
                            September 1995. From August 1985 until March 1992,
                            he was a First Vice President of Security Pacific
                            Bank.  From March 1992 through August 1995,  he
                            served as Senior Vice President -- Marketing &
                            Electronic Banking of Banc One Corporation (Western
                            Region).

Emery F. Hill          53   Mr. Hill is Executive Vice President - Operations
                            and Technology of FANB and has served in  this
                            position since March 1992. He served as Group
                            Executive Officer of Information Management with
                            NationsBank from September 1991 until March 1992.

Carroll E. Kimball     34   Ms. Kimball is Executive Vice President - Director
                            of Investor Relations of the Corporation and
                            Executive Vice President - Strategic Planning,
                            Asset Liability Management, and Investor Relations
                            of FANB and has served in such capacity since March
                            1995.  From January 1991 until January 1992, she
                            served in the Finance Department of C&S/Sovran
                            Corporation. Since  January 1992, she has served in
                            Strategic Planning and Investor Relations areas of
                            FANB.

Rufus B. King          51   Mr. King is Executive Vice President and Chief
                            Credit Officer of FANB and has served in such
                            position since July 1989.

Michael Kruklinski     31   Mr. Kruklinski is Senior Vice President and
                            Director of Business Process Innovations of FANB
                            and has served in such position since August 1996.
                            From 1993 through 1995, he served, at various
                            times, as Manager of Internal Auditing and Manager
                            of Strategic Planning as Siemens AG.  From 1995
                            until August 1996, he served as a Senior
                            Consultant/Project Manager at Siemens Corporation.

John W. Logan          54   Mr. Logan is Executive Vice President -
                            Investments of the Corporation and FANB and has
                            served in such position since 1991.

Robert A. McCabe, Jr.  46   Mr. McCabe is President - FAE and Vice Chairman of
                            the Board of Directors of the Corporation and
                            FANB. From January 1992 until January 1994, he
                            served as President, General Bank of FANB.  From
                            March 1991 until January


                        1992 he served as President, Corporate Bank of FANB. Mr. McCabe serves as a director of SSI and INVEST.

Dale W. Polley     47   Mr. Polley serves as Vice Chairman of the Board of
                        Directors of the Corporation and also serves as
                        President of FANB.  From November 1992 through 1994, he
                        also served as Principal Financial Officer of the
                        Corporation and FANB. From December 1991 until January
                        1994, he served as Vice Chairman and Chief
                        Administrative Officer of the Corporation and FANB and,
                        from November 1992 through 1994, also served as
                        Principal Financial Officer of the Corporation and
                        FANB.

Mary Neil Price    36   Ms. Price is Executive Vice President and Deputy
                        General Counsel of the Corporation and FANB and has
                        served in such capacity since July 1996.  From January
                        1992 though November 1992, she was a partner with the
                        Nashville law firm of Dearborn & Ewing.  From November
                        1992 through October 1993, she was Associate General
                        Counsel and Vice President of FANB.  From October 1993
                        through February 1995, she served as Associate General
                        Counsel and Senior Vice President of FANB.  From
                        February 1995 through July 1996, she served as Senior
                        Vice President and Senior Counsel of FANB.  She is also
                        Assistant Corporate Secretary of the Corporation and
                        FANB and the corporate secretary and a director of
                        INVEST.

Martin E. Simmons  57   Mr. Simmons is Executive Vice President -
                        Administration, Secretary, Principal Financial Officer,
                        Corporate Secretary,  and General Counsel of the
                        Corporation and FANB.  From August 1992 until January
                        1994, he served as Executive Vice President, Secretary
                        and General Counsel of the Corporation and FANB. From
                        1973 to August 1992, Mr. Simmons was a partner with the
                        Nashville law firm of Dearborn & Ewing.  Mr. Simmons
                        also serves as a director of INVEST.

Terry S. Spencer   40   Mr. Spencer serves as Executive Vice President and
                        Treasurer of the Corporation and as Executive
                        Vice President of FANB.  From September 1993 until
                        March 1995, he served as Executive Vice
                        President-Development of FANB.  From December 1991
                        until September 1993, he served as Senior Vice
                        President-Director of Strategic Planning of FANB.



Claire W. Tucker          44   Ms. Tucker is President, Corporate Bank of FANB
                               and has served in such capacity since January
                               1997.  From August 1991 through January 1995,
                               she served as Manager of FANB's Health Care and
                               Manufacturers Divisions and Senior Vice
                               President.  From January 1995 through January
                               1997, she served as the Manager of FANB's
                               Specialized Lending Group and was appointed
                               Executive Vice President in April 1995.

M. Terry Turner           42   Mr. Turner serves as President - General Bank of
                               FANB and has served in this position since
                               January 1994. He served as Executive Vice
                               President - Business and Professional Banking of
                               FANB from January 1991 until January 1994.

Marvin J. Vannatta, Jr.   53   Mr. Vannatta serves as Executive Vice President
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


     The additional information required by Item 405 of Regulation S-K is contained in the Corporation's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement (the "1997 Proxy Statement") filed with the Securities and Exchange Commission within 120 days of the Corporation's year-end pursuant to Regulation 14A. Such information appears in the sections entitled "Election of Directors" and "Reports of Beneficial Ownership" in the 1997 Proxy Statement and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

     This information appears in the sections entitled "Executive
Compensation", "Human Resources Committee Interlocks and Insider
Participation", "Compensation of Directors" and "Retirement Plans" in the 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information appears in the section entitled "Security Ownership of Management" in the 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information appears in the sections entitled "Certain Transactions" and "Human Resources Committee Interlocks and Insider Participation" in the 1997 Proxy Statement, and is incorporated herein by reference.

                                   PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    1.    Financial Statements

                 The Report of KPMG Peat Marwick LLP, Independent
                 Certified Public Accountants

                 Consolidated Income Statements of First American Corporation and Subsidiaries for the three years ended December 31, 1996, 1995, and 1994

                 Consolidated Balance Sheets of First American Corporation and Subsidiaries at December 31, 1996 and 1995

                 Consolidated Statements of Changes in Shareholders' Equity of First American Corporation and Subsidiaries for the three years ended December 31, 1996, 1995, and 1994

                 Consolidated Statements of Cash Flows of First American Corporation and Subsidiaries for the three years ended December 31,1996, 1995, and 1994
                 Notes to Consolidated Financial Statements

    2.    Financial Statement Schedules

          All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

          The following reports and consents are submitted herewith:

                           Accountants' Consent by
                           KPMG Peat Marwick LLP -- Exhibit 23


3.       Exhibits
         Exhibit
         Number      Description
         -------     --------------

         3.1         Restated Charter of the Corporation effective January
                     13, 1997, included herein.

         3.2 By-Laws of the Corporation currently in effect as amended January 16, 1997, included herein.

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

         10.3(b)     First American Corporation 1991 Employee
                     Stock Incentive Plan (previously filed as part of the Corporation's Notice of Annual Meeting and Proxy Statement dated March 18, 1991 for the annual meeting of shareholders held April 18, 1991, and amended as of April
                     21, 1994, and incorporated herein by reference).

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

         10.3(e)     First American Corporation Directors'
                     Deferred Compensation Plan as amended on October 18,
                     1996, included herein.

         10.3(f)     First American Corporation Supplemental Executive
                     Retirement Program dated as of January 1, 1989
                     (previously filed as Exhibit 19.2 to the Corporation's
                     Annual Report on Form 10-K for the year ended December 31,
                     1992 and incorporated herein by reference).

         10.3(g)     Form of Deferred Compensation Agreement approved by the
                     Human Resources Committee of the Board of Directors of the Corporation on December 19, 1996, included herein and entered into by the Corporation and Dennis C. Bottorff and Brian L. Cooper.

          10.3(h)    Restated and Amended First American Corporation First
                     Incentive Reward Savings Thrift Plan (previously filed as Exhibit 4 to Registration Statement No. 33-57385 filed
                     January 20, 1995 and incorporated herein by reference).

         10.3(i) Form of Key Employee Change in Control Agreement by and between the Corporation and certain of its Executive Officers (previously filed as Exhibit 10.3(j) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

         11          Calculation of earnings per share is included in Note
                     1 to the consolidated financial statements contained herein on page 60 and incorporated herein by reference.

         13          First American Corporation's Annual Report to
                     Shareholders for the fiscal year ended December 31, 1996. Such report, except for the portions included herein, is furnished for the information of the


                     Securities and Exchange Commission and is not "filed" as part of this Report.

         21          List of Subsidiaries included herein.

         23          Consent of KPMG Peat Marwick LLP, independent auditors
                      included herein.

         27          Financial Data Schedule included herein (for SEC use only).

     Upon written or oral request, a copy of the above exhibits will be furnished at cost.

(b)  No  reports on Form 8-K were filed during the last quarter of 1996.

                  FIRST AMERICAN CORPORATION AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                               SUPPLEMENTAL DATA

                                                                               Page
                                                                               ----
Independent Auditors' Report                                                    55

Financial Statements:

        Consolidated Income Statements of First American Corporation
        and Subsidiaries for the three years ended December 31, 1996,
        1995, and 1994                                                          56

        Consolidated Balance Sheets of First American Corporation and
        Subsidiaries at December 31, 1996 and 1995                              57

        Consolidated Statements of Changes in Shareholders' Equity of
        First American Corporation and Subsidiaries for the three
        years ended December 31,1996, 1995, and 1994                            58

        Consolidated Statements of Cash Flows of First American
        Corporation and Subsidiaries for the three years ended
        December 1996, 1995, and 1994                                           59

        Notes to Consolidated Financial Statements                              60

Supplemental Data:

        Consolidated Average Balance Sheets and Taxable Equivalent
        Income/Expense and Yields/Rates for the five years ended
        December 31,  1996, 1995, 1994, 1993  and 1992                          37

        Consolidated Year-End Balance Sheets of First American
        Corporation and Subsidiaries at December 31, 1996, 1995, 1994,
        1993  and 1992                                                          44

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
First American Corporation:

     We have audited the accompanying consolidated balance sheets of First American Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated income statements, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First American Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                   /s/ KPMG Peat Marwick LLP
                                   -------------------------------------------
                                   KPMG Peat Marwick LLP


Nashville, Tennessee
January 16, 1997

----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED INCOME STATEMENTS
First American Corporation and Subsidiaries
-------------------------------------------
                                                                                          Year Ended December 31
                                                                             -----------------------------------------
(dollars in thousands except per share amounts)                              1996                 1995          1994
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                   $  546,803     $  469,449    $  373,163
  Interest and dividends on securities                                            149,426        143,299       129,510
  Interest on federal funds sold and securities purchased under
    agreements to resell                                                            7,536          4,811         3,108
  Interest on time deposits with other banks and other interest                     3,284          2,140         1,255
----------------------------------------------------------------------------------------------------------------------
    Total interest income                                                         707,049        619,699       507,036
----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits:
    NOW accounts                                                                   15,885         16,128        17,477
    Money market accounts                                                         106,961         82,648        57,695
    Regular savings                                                                 7,865          9,624        12,126
    Certificates of deposit under $100,000                                         87,422         72,742        52,817
    Certificates of deposit $100,000 and over                                      38,348         35,329        16,943
    Other time and foreign                                                         26,260         22,196        16,147
----------------------------------------------------------------------------------------------------------------------
    Total interest on deposits                                                    282,741        238,667       173,205
----------------------------------------------------------------------------------------------------------------------
  Interest on short-term borrowings (note 8)                                       49,617         48,751        28,529
  Interest on long-term debt (note 9)                                              24,993         19,971         7,060
----------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                        357,351        307,389       208,794
----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                               349,698        312,310       298,242
PROVISION FOR LOAN LOSSES (NOTE 5)                                                   --               83        (9,919)
----------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses                           349,698        312,227       308,161
----------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                                              57,586         48,545        43,605
  Commissions and fees on fiduciary activities                                     17,899         16,571        16,252
  Investment services income (note 1)                                              60,948         10,358         9,490
  Merchant discount fees                                                            3,616          3,279         2,834
  Trading account revenue (loss)                                                    1,576            373          (327)
  Net realized gain (loss) on sales and writedowns of securities (note 4)           2,467            737        (9,997)
  Gain on sales of branches (note 2)                                                 --            3,000          --
  Other income                                                                     36,441         25,624        23,858
----------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                      180,533        108,487        85,715
----------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits (note 10)                                        167,376        143,909       135,616
  Net occupancy expense (note 6)                                                   25,933         21,874        21,556
  Equipment expense                                                                17,452         15,686        15,094
  FDIC insurance expense (note 14)                                                 10,389          7,974        13,607
  Systems and processing expense (note 6)                                          14,755         11,389         9,856
  Communication expense                                                            12,183          9,863         8,557
  Marketing expense                                                                13,133          9,153         8,363
  Supplies expense                                                                  5,402          4,471         3,749
  Foreclosed properties expense (income), net                                      (4,401)        (6,070)       (5,732)
  Merger-related expenses (note 2)                                                   --            7,269          --
  Subscribers' commissions (note 1)                                                35,075           --            --
  Other expenses                                                                   37,158         26,930        28,604
----------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                     334,455        252,448       239,270
----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                                  195,776        168,266       154,606
Income tax expense (note 11)                                                       74,204         65,186        57,404
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $  121,572     $  103,080    $   97,202
======================================================================================================================
PER COMMON SHARE:
  Net income                                                                   $     4.11     $     3.64    $     3.39
  Dividends declared                                                                 1.21           1.06           .88
======================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                         29,592         28,315        28,670
======================================================================================================================

See accompanying notes to consolidated financial statements

----------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
First American Corporation and Subsidiaries
                                                                                              December 31
                                                                                     ---------------------------
(dollars in thousands)                                                                    1996           1995
----------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks (note 3)                                                   $    603,456    $   494,496
  Time deposits with other banks                                                           53,801         26,733
  Securities (note 4):
    Held to maturity (market value $835,192 and $933,911, respectively)                   834,547        931,084
    Available for sale (amortized cost $1,685,743 and $1,196,414, respectively)         1,678,232      1,202,493
----------------------------------------------------------------------------------------------------------------
      Total securities                                                                  2,512,779      2,133,577
----------------------------------------------------------------------------------------------------------------
  Federal funds sold and securities purchased under agreements to resell                  161,677        291,042
  Trading account securities                                                               60,210         22,419
  Loans (note 5):
    Commercial                                                                          3,010,125      2,823,827
    Consumer--amortizing mortgages                                                      1,782,630      1,784,836
    Consumer--other                                                                     1,334,750      1,281,921
    Real estate--construction                                                             190,673        186,655
    Real estate--commercial mortgages and other                                           345,466        354,918
----------------------------------------------------------------------------------------------------------------
     Total loans                                                                        6,663,644      6,432,157
  Unearned discount and net deferred loan fees                                              5,047          6,181
----------------------------------------------------------------------------------------------------------------
     Loans, net of unearned discount and net deferred loan fees                         6,658,597      6,425,976
Allowance for loan losses                                                                 123,265        132,415
----------------------------------------------------------------------------------------------------------------
       Total net loans                                                                  6,535,332      6,293,561
----------------------------------------------------------------------------------------------------------------
  Premises and equipment, net (note 6)                                                    162,257        129,419
  Foreclosed properties                                                                     7,363         10,683
  Other assets (notes 7, 10, and 11)                                                      302,593        279,699
----------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                                  $ 10,399,468    $ 9,681,629
================================================================================================================
LIABILITIES
  Deposits:
    Demand (noninterest-bearing)                                                     $  1,374,528    $ 1,266,285
    NOW accounts                                                                          830,269        811,862
    Money market accounts                                                               2,295,112      2,031,796
    Regular savings                                                                       303,691        376,725
    Certificates of deposit under $100,000                                              1,665,675      1,679,792
    Certificates of deposit $100,000 and over                                             893,794        750,491
    Other time                                                                            332,651        320,382
    Foreign                                                                                97,257        144,961
----------------------------------------------------------------------------------------------------------------
      Total deposits                                                                    7,792,977      7,382,294
================================================================================================================
  Short-term borrowings (note 8)                                                        1,154,372        938,287
  Long-term debt (note 9)                                                                 331,157        421,791
  Other liabilities (note 10)                                                             252,255        143,725
----------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                 9,530,761      8,886,097
----------------------------------------------------------------------------------------------------------------
Commitments and contingencies (notes 6, 10, 13, and 14)

SHAREHOLDERS' EQUITY (NOTES 2, 4, 9, 10, 12, AND 14)
  Preferred stock, without par value; authorized 2,500,000 shares                            --             --
  Common stock, $5 par value; authorized 50,000,000 shares; issued:
    29,631,499 shares at December 31,1996; 29,539,819 shares at
    December 31, 1995                                                                     148,158        147,699
  Capital surplus                                                                         157,792        162,254
  Retained earnings                                                                       569,851        483,973
  Deferred compensation on restricted stock                                                (2,066)        (1,263)
  Employee stock ownership plan obligation                                                   (443)          (661)
----------------------------------------------------------------------------------------------------------------
    Realized shareholders' equity                                                         873,292        792,002
  Net unrealized gains (losses) on securities available for sale, net of tax               (4,585)         3,530
================================================================================================================
       TOTAL SHAREHOLDERS' EQUITY                                                         868,707        795,532
================================================================================================================
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 10,399,468    $ 9,681,629
================================================================================================================

See accompanying notes to consolidated financial statements.

===============================================================================================================
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
First American Corporation and Subsidiaries
---------------------------------------------------------------------------------------------------------------


                                                                                                    Deferred
                                                                                                   Compensation
                                                                                                      on
                                                              Common     Capital      Retained      Restricted
(dollars in thousands except per share amounts)                Stock      Surplus     Earnings       Stock
---------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                                  $ 139,574    $ 128,195    $ 336,648    $(1,851)
Issuance of 112,582 common shares in connection with
    Employee Benefit Plan, net of discount on Dividend
    Reinvestment Plan (note 10)                                   562        1,338         --         --
Issuance of 48,289 shares of restricted common stock
    (note 10)                                                     241        1,272         --       (1,425)
Amortization of deferred compensation on restricted stock        --           --           --        1,014
Reduction in employee stock ownership plan obligation
    (note 10)                                                    --           --           --         --
Four-for-three stock split of pooled company                    3,224           (2)      (3,222)      --
Net income                                                       --           --         97,202       --
Cash dividends declared ($.88 per common share)                  --           --        (22,968)      --
Cash dividends declared by pooled company                        --           --         (1,129)      --
Change in net unrealized gains (losses) on securities
    available for sale, net of tax (note 4)                      --           --           --         --
Adjustment for change in fiscal year of pooled company
    (note 2)                                                       24           74        3,107        101
Tax benefit from stock option and award plans                    --             56         --         --
==========================================================================================================
BALANCE, DECEMBER 31, 1994                                    143,625      130,933      409,638     (2,161)
==========================================================================================================
Issuance of 678,578 common shares in connection with
    Employee Benefit Plan, net of discount on Dividend
    Reinvestment Plan (note 10)                                 3,393       10,302         --         --
Issuance of 16,095 shares of restricted common stock
    (note 10)                                                      81          498         --         (492)
Repurchase of 1,645,158 shares of common stock (note 12)       (8,226)     (54,121)        --         --
Issuance of 1,765,235 common shares for purchase of
    Charter Federal (note 2)                                    8,826       71,547         --         --
Amortization of deferred compensation on restricted stock        --           --           --        1,390
Reduction in employee stock ownership plan obligation
    (note 10)                                                    --           --           --         --
Net income                                                       --           --        103,080       --
Cash dividends declared ($1.06 per common share)                 --           --        (27,883)      --
Cash dividends declared by pooled company                        --           --           (908)      --
Change in net unrealized gains (losses) on securities
    available for sale, net of tax (note 4)                      --           --           --         --
Tax benefit from stock option and award plans                    --          3,095         --         --
Other                                                            --           --             46       --
==========================================================================================================
BALANCE, DECEMBER 31, 1995                                    147,699      162,254      483,973     (1,263)
==========================================================================================================
Issuance of 452,366 common shares in connection with
    Employee Benefit Plan, net of discount on Dividend
    Reinvestment Plan (note 10)                                 2,262       10,293         --         --
Issuance of 46,488 shares of restricted common stock
    (note 10)                                                     232        1,958         --       (2,190)
Repurchase of 1,480,336 shares of common stock (note 12)       (7,402)     (60,200)        --         --
Issuance of 1,073,759 common shares for purchase of
    First City Bancorp, Inc. (note 2)                           5,369       40,937         --         --
Amortization of deferred compensation on restricted stock        --           --           --        1,387
Reduction in employee stock ownership plan obligation
    (note 10)                                                    --           --           --         --
Net income                                                       --           --        121,572       --
Cash dividends declared ($1.21 per common share)                 --           --        (35,694)      --
Change in net unrealized gains (losses) on securities
    available for sale, net of tax (note 4)                      --           --           --         --
Tax benefit from stock option and award plans                    --          2,568         --         --
Other                                                              (2)         (18)        --         --
==========================================================================================================
BALANCE, DECEMBER 31, 1996                                  $ 148,158    $ 157,792    $ 569,851    $(2,066)
==========================================================================================================

                                                                            Net
                                                                         Unrealized
                                                             Employee    Gains
                                                              Stock      (Losses) on
                                                            Ownership    Securities
                                                               Plan      Available
(dollars in thousands except per share amounts)             Obligation    for Sale    Total
============================================================================================
BALANCE, DECEMBER 31, 1993                                  $(1,053)   $ 22,049    $ 623,562
Issuance of 112,582 common shares in connection with
    Employee Benefit Plan, net of discount on Dividend
    Reinvestment Plan (note 10)                                --          --          1,900
Issuance of 48,289 shares of restricted common stock
    (note 10)                                                  --          --             88
Amortization of deferred compensation on restricted stock      --          --          1,014
Reduction in employee stock ownership plan obligation
    (note 10)                                                   212        --            212
Four-for-three stock split of pooled company                   --          --           --
Net income                                                     --          --         97,202
Cash dividends declared ($.88 per common share)                --          --        (22,968)
Cash dividends declared by pooled company                      --          --         (1,129)
Change in net unrealized gains (losses) on securities
    available for sale, net of tax (note 4)                    --       (35,630)     (35,630)
Adjustment for change in fiscal year of pooled company
    (note 2)                                                     60        --          3,366
Tax benefit from stock option and award plans                  --          --             56
============================================================================================
BALANCE, DECEMBER 31, 1994                                     (781)    (13,581)     667,673
============================================================================================
Issuance of 678,578 common shares in connection with
    Employee Benefit Plan, net of discount on Dividend
    Reinvestment Plan (note 10)                                --          --         13,695
Issuance of 16,095 shares of restricted common stock
    (note 10)                                                  --          --             87
Repurchase of 1,645,158 shares of common stock (note 12)       --          --        (62,347)
Issuance of 1,765,235 common shares for purchase of
    Charter Federal (note 2)                                   --          --         80,373
Amortization of deferred compensation on restricted stock      --          --          1,390
Reduction in employee stock ownership plan obligation
    (note 10)                                                   120        --            120
Net income                                                     --          --        103,080
Cash dividends declared ($1.06 per common share)               --          --        (27,883)
Cash dividends declared by pooled company                      --          --           (980)
Change in net unrealized gains (losses) on securities
    available for sale, net of tax (note 4)                    --        17,111       17,111
Tax benefit from stock option and award plans                  --          --          3,095
Other                                                          --          --             46
============================================================================================
BALANCE, DECEMBER 31, 1995                                     (661)      3,530      795,532
============================================================================================
Issuance of 452,366 common shares in connection with
    Employee Benefit Plan, net of discount on Dividend
    Reinvestment Plan (note 10)                                --          --         12,555
Issuance of 46,488 shares of restricted common stock
    (note 10)                                                  --          --           --
Repurchase of 1,480,336 shares of common stock (note 12)       --          --        (67,602)
Issuance of 1,073,759 common shares for purchase of
    First City Bancorp, Inc. (note 2)                          --          --         46,306
Amortization of deferred compensation on restricted stock      --          --          1,387
Reduction in employee stock ownership plan obligation
    (note 10)                                                   218        --            218
Net income                                                     --          --        121,572
Cash dividends declared ($1.21 per common share)               --          --        (35,694)
Change in net unrealized gains (losses) on securities
    available for sale, net of tax (note 4)                    --        (8,115)      (8,115)
Tax benefit from stock option and award plans                  --          --          2,568
Other                                                          --          --            (20)
============================================================================================
BALANCE, DECEMBER 31, 1996                                  $  (443)   $ (4,585)   $ 868,707
============================================================================================


See accompanying notes to consolidated financial statements.

===============================================================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
First American Corporation and Subsidiaries
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Year Ended December 31
                                                                                      -----------------------------------------
(in thousands)                                                                            1996           1995           1994
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                          $   121,572    $   103,080    $    97,202
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                --               83         (9,919)
    Write-downs on foreclosed properties                                                      114            239             70
    Depreciation and amortization of premises and equipment                                16,044         14,538         14,606
    Amortization of intangible assets                                                       9,577          4,152          3,937
    Other amortization (accretion), net                                                       750         (4,218)          (874)
    Deferred income tax expense                                                            23,082         18,005         10,366
    Net realized (gain) loss on sales and write-downs of securities                        (2,467)          (737)         9,997
    Net (gain) loss on sales and write-downs of premises and equipment                        118           (287)          (262)
    Gain on sales of branches                                                                --           (3,000)          --
    Change in assets and liabilities, net of effects from acquisitions and sales of branches:
        (Increase) decrease in accrued interest receivable                                  8,242        (25,116)        (6,895)
        Increase (decrease) in accrued interest payable                                    (8,507)        20,591         10,637
        (Increase) decrease in trading account securities                                 (29,772)       (13,802)         3,646
        (Increase) decrease in other assets                                                23,298         (4,160)       (39,964)
        Increase (decrease) in other liabilities                                           99,530          2,199         (6,579)
-------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                           261,581        111,567         85,968
-------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net increase in time deposits with other banks                                          (26,530)       (18,925)        (1,660)
  Proceeds from sales of securities available for sale                                    733,054      1,108,411      1,418,380
  Proceeds from maturities of securities available for sale                               373,150        187,449        164,085
  Purchases of securities available for sale                                           (1,460,227)      (839,869)    (1,106,865)
  Proceeds from maturities of securities held to maturity                                 215,373        273,922        214,211
  Purchases of securities held to maturity                                               (116,107)      (203,729)      (842,053)
  Net (increase) decrease in federal funds sold and securities purchased
    under agreements to resell                                                            164,554       (262,908)       119,726
  Acquisitions, net of cash acquired                                                      (21,036)         2,979         (1,784)
  Sales of branches, net of cash sold                                                        --          (24,451)          --
  Increase in loans, net of repayments and sales                                          (75,806)      (850,998)      (481,656)
  Proceeds from sales of premises and equipment                                             5,434          1,413          6,411
  Purchases of premises and equipment                                                     (48,920)       (29,567)       (21,518)
-------------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                               (257,061)      (656,273)      (532,723)
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase in deposits                                                                 83,436        599,568        101,811
  Net increase (decrease) in short-term borrowings                                        173,469       (101,142)       173,077
  Proceeds from issuance of long-term debt                                                   --           49,513           --
  Advances from (repayments to) Federal Home Loan Bank                                    (64,166)        52,724        208,061
  Net repayment of other long-term debt                                                      (126)        (1,116)       (14,076)
  Other                                                                                      --             --               36
  Issuance of common shares under Employee Benefit and Dividend
    Reinvestment Plans                                                                     12,555         13,782          1,988
  Repurchase of common stock                                                              (67,602)       (62,347)          --
  Tax benefit related to stock options                                                      2,568          3,095             56
  Cash dividends paid                                                                     (35,694)       (28,791)       (24,097)
-------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                           104,440        525,286        446,856
-------------------------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and due from banks                                          108,960        (19,420)           101
  Adjustment for change in fiscal year of pooled company                                     --             --           (1,307)
  Cash and due from banks, beginning of year                                              494,496        513,916        515,122
-------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks, end of year                                                  $   603,456    $   494,496    $   513,916
===============================================================================================================================
Cash paid during the year for:
  Interest expense                                                                    $   367,297    $   286,798    $   198,002
  Income taxes                                                                             51,041         37,129         56,619
Non-cash investing activities:
  Foreclosures                                                                              1,548          4,133          2,008
  Reclassification of investment securities (note 4)                                         --          693,968        203,764
  Stock issued for acquisitions (note 2)                                                   46,306         80,373           --
===============================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

DESCRIPTION OF OPERATIONS

     First American Corporation ("Corporation") is the Nashville-based parent company of First American National Bank ("FANB"), First American National Bank of Kentucky ("FANBKY"), First American Federal Savings Bank ("FAFSB"), and First American Enterprises, Inc. The Corporation's bank and thrift subsidiaries operate 168 offices and make commercial, consumer, and real estate loans and provide various banking and mortgage-related services to its customers located within the Corporation's market, which consists primarily of Tennessee and selected markets in Virginia, Kentucky and other adjacent states.

     FANB owns 98.3% of the issued and outstanding capital stock of INVEST Financial Corporation ("INVEST"), headquartered in Tampa, Florida, which is engaged in the distribution of securities and investment products to customers of subscribing financial institutions located throughout the country.

CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements of the Corporation have been prepared in conformity with generally accepted accounting principles including general practices of the banking industry.

     The consolidated financial statements include the accounts of the Corporation and its subsidiaries more than 50 percent owned. Subsidiaries not more than 50 percent owned are recorded under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior period financial statements have been restated for the effect of acquisitions accounted for as a pooling-of-interests. The consolidated financial statements for prior periods also reflect certain reclassifications to conform to current presentation.

SECURITIES

     The Corporation classifies investments in equity securities that have a readily determinable fair value and investments in debt securities into three categories: held to maturity debt securities, trading securities, and securities available for sale.

     Classification of a debt security as held to maturity is based on the Corporation's positive intent and ability to hold such security to maturity. Securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts, unless there is a decline in value which is considered to be other than temporary, in which case the cost basis of such security is written down to fair value and the amount of the write-down is included in earnings.

     Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account securities, which are valued at fair value with unrealized gains and losses included in earnings. Gains or losses on sales and adjustments to fair value of trading account securities are included in noninterest income in the consolidated income statements.

     Securities classified as available for sale, which are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of tax, in a separate component of shareholders' equity, include all securities not classified as trading account securities or securities held to maturity. These include securities used as part of the Corporation's asset/liability strategy which may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital, and other similar factors. Gains or losses on sale of securities available for sale are recognized at the time of sale (trade date), based upon specific identification of the security sold, and are included in noninterest income in the consolidated income statements. Declines in value that are considered other than temporary are recorded in noninterest income as a loss on investment securities.

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

LOANS

     Loans are stated at the principal amount outstanding. Unearned discount, deferred loan fees net of loan acquisition costs, and the allowance for loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan's yield over the contractual life of the loan. Unearned discount represents the unamortized amount of finance charges, principally related to certain installment loans. Interest income on most loans is accrued based on the principal amount outstanding. Interest income on installment loans which have unearned discounts is recognized primarily by the sum-of-the-month's digits method.

     The Corporation adopted, on a prospective basis effective January 1, 1995, Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans. The adoption of the pronouncements had no material impact on the Corporation's consolidated financial statements.

     A loan is impaired when it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Corporation shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

     The Corporation's consumer loans are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and, thus, not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Corporation are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

     The Corporation considers all loans on nonaccrual status to be impaired. Commercial loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to an accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.

     Loans not on nonaccrual status are classified as impaired in certain cases when there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Corporation will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Corporation's criteria for nonaccrual status.

     Generally, the Corporation also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is generally accrued on such loans that continue to meet the modified terms of their loan agreements.

     The Corporation's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged off in the month when they are considered uncollectible. Consumer loans on which interest or principal is past due more than 120 days are charged off.

ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses represents a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance for loan losses is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments; and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

     The allowance for loan losses consists of an allocated portion and an unallocated, or general, portion. The allocated portion is maintained to cover estimated losses applicable to specific segments of the loan portfolio. The unallocated portion is maintained to absorb losses which probably exist as of the evaluation date but are not identified by the more objective processes used for the allocated portion of the allowance for loan losses due to risk of error or imprecision. While the total allowance consists of an allocated portion and an unallocated portion, these terms are primarily used to describe a process. Both portions of the allowance are available to provide for inherent loss in the entire portfolio.

     The allowance for loan losses is increased (decreased) by provisions for loan losses charged (credited) to expense and is reduced (increased) by loans charged off net of recoveries on loans previously charged off. The provision for loan losses is based on management's determination of the amount of the allowance necessary to provide for estimated loan losses based on its evaluation of the loan portfolio. Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision.

FORECLOSED PROPERTIES

     Foreclosed properties include property acquired in situations in which the Corporation has physical possession of a debtor's assets (collateral) regardless of whether formal foreclosure proceedings have taken place. Foreclosed properties are valued at the lower of cost or fair value minus estimated costs to sell. The fair value of the assets is the amount that the Corporation could reasonably expect to receive for them in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Cost includes loan principal, foreclosure expense, and expenditures for subsequent improvements. The excess of cost over fair value minus estimated costs to sell at the time of foreclosure is charged to the allowance for loan losses. Subsequent write-downs to fair value minus estimated costs to sell are included in foreclosed properties expense.

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization, which is computed principally on the straight-line method based on the estimated useful lives or the lease terms, whichever is shorter.

LONG-LIVED ASSETS

     On January 1, 1996, the Corporation adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Corporation be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use is based on the fair market value of the asset. The statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of this statement had no effect on the consolidated financial statements.

INTANGIBLES

     For acquisitions accounted for as purchases, the net assets have been adjusted to their estimated fair values as of the respective acquisition dates. The value of core deposit rights and the excess of the purchase price of subsidiaries over net assets acquired (goodwill) are being amortized on a straight-line basis over periods ranging from ten to twenty years. Core deposit rights and the excess of the purchase price of subsidiaries over net assets acquired, net of amounts amortized, are included in other assets in the consolidated balance sheets.

     The carrying value of the excess of the purchase price of subsidiaries over net assets acquired will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of an entity acquired over the remaining amortization period, the Corporation's carrying value of the goodwill will be reduced by the estimated shortfall discounted of cash flows.

     The Corporation adopted, on a prospective basis January 1, 1996, SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement
No. 65."   SFAS No. 122 requires a mortgage banking enterprise to recognize as separate assets the rights to service mortgage loans for others regardless of how those servicing rights are acquired (as part of purchased or originated loans). The total cost of the mortgage loan is allocated between the loan and the servicing right based on their relative fair value. The carrying values of mortgage servicing rights and the amortization thereon are periodically evaluated in relation to estimated future net servicing revenues. Impairment of mortgage servicing rights is recorded through a valuation allowance. The adoption of SFAS No. 122 had no material effect on net income.

EMPLOYEE BENEFIT PLANS

     The Corporation provides a variety of benefit plans to eligible employees. Retirement plan expense is accrued each year and plan funding represents at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. Differences between expense and funded amounts are carried in other assets or other liabilities. The Corporation recognizes postretirement benefits other than pensions on an accrual basis and other postemployment benefits are also recognized on an accrual basis. The Corporation also makes contributions to an employee thrift and profit-sharing plan based on employee contributions and performance levels of the Corporation.

     SFAS No. 123, "Accounting for Stock-Based Compensation," issued in 1995, provides an optional method of accounting for stock-based compensation based on calculations of fair value at grant date. The Corporation will continue to account for all stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay (the intrinsic value). Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date).

INCOME TAXES

     The Corporation files a consolidated federal income tax return, with the exception of its two credit life insurance subsidiaries, which file separate returns. The provision for income tax expense is determined under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.

EARNINGS PER COMMON SHARE

     Earnings per common share amounts are computed by dividing net income by the weighted-average number of common shares outstanding during each year.

COMMON STOCK

     Under Tennessee law, when a corporation purchases its common stock in the open market, such repurchased shares become authorized but unissued. Accordingly, the Corporation reduces the par value and reflects the excess of the purchase price over par of any such repurchased shares as a reduction from capital surplus.

REVENUE RECOGNITION (INVEST)

     Commission revenues and subscribers' commissions are recorded as of the trade date of the transactions. Certain revenues and subscribers' commissions, such as trailer fee commissions earned from mutual funds, are estimated based upon historical experience.

     Subscribers' commissions are commissions on sales of products marketed by INVEST and are paid to subscribing institutions. These commissions are accrued monthly based upon a percentage of gross commissions after deduction of certain contractual charges, and paid to subscribing institutions in the month following settlement of the transactions.

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

ACCOUNTING PRONOUNCEMENTS

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," will be adopted prospectively by the Corporation on January 1, 1997 with the exception of certain transactions that are deferred by the provisions of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 125 provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and extinguishments of liabilities. The adoption of this statement is not expected to have a material impact on the consolidated financial statements.

NOTE 2:  ACQUISITIONS AND SALES

     Effective January 1, 1997, the Corporation completed its acquisition of Hartsville Bancshares, Inc. ("Hartsville"), a $95 million bank holding company, by exchanging approximately 180,000 shares of the Corporation's common stock for all of the outstanding shares of Hartsville. The acquisition was accounted for as a purchase. Hartsville was the parent of CommunityFirst Bank which operated five branches in Middle Tennessee. CommunityFirst Bank was simultaneously merged with and into FANB.

     On July 1, 1996, FANB purchased 96.2% of the stock of INVEST for $26.0 million in cash. Simultaneously, INVEST completed its acquisition of Investment Center Group, Inc., the parent of Investment Centers of America, in a transaction valued at approximately $5.0 million. INVEST is a national marketer of mutual funds, annuities and other investment products sold through financial institutions. Both transactions were accounted for as purchases and, accordingly, the results of operations of INVEST are included in the consolidated financial statements since the date of acquisition. During the third quarter of 1996, FANB purchased an additional 2.1% of the stock of INVEST. The purchase price in excess of the fair value of net assets acquired was an aggregate $17.7 million which is recognized as goodwill and is being amortized on a straight-line basis over 15 years. Proforma results of operations for 1996 and 1995 as if the Corporation and INVEST had combined at the beginning of 1995 are not presented because the effect was not material.

     Effective April 1, 1996, FANB purchased 49% of the stock of the SSI Group, Inc. ("SSI") a healthcare payments processing company for $8.6 million. The transaction is being accounted for under the equity method of accounting. The Corporation's investment in SSI at December 31, 1996 was $9.0 million and exceeded the underlying equity in net assets by $6.5 million, which will be amortized over a period of 15 years.

     Effective March 11, 1996, the Corporation acquired First City Bancorp, Inc. ("First City") by exchanging approximately 1.1 million shares of First American Corporation common stock for all of the outstanding shares of First City. The acquisition was accomplished by the merger of First City with and into the Corporation with the Corporation as the surviving entity. First City was the holding company for First City Bank and Citizens Bank, both of which were merged with and into FANB. First City was also the parent of Tennessee Credit Corporation and First City Life Insurance, both of which became subsidiaries of FANB. At March 11, 1996, First City had $366 million in assets, 11 banking offices, and nine consumer finance locations in the Middle Tennessee area. The transaction was accounted for as a purchase and the operating results of First City has been included in the consolidated financial statements since the date of acquisition. The purchase price in excess of the fair value of net assets acquired was $32.2 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

     Effective November 1, 1995, the Corporation acquired Heritage Federal Bancshares, Inc. ("Heritage") by exchanging approximately 2.9 million shares of First American Corporation common stock for all of the outstanding shares of Heritage. Heritage was merged with and into the Corporation with the Corporation as the surviving entity. Heritage was the holding company for Heritage Federal Bank for Savings, a federal savings bank which was merged into FANB, and had approximately $526 million in assets and 13 offices primarily in the east Tennessee areas of Tri-Cities,

Anderson County, and Roane County. The transaction was accounted for as a pooling-of-interests and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Heritage for all periods presented. Prior to the combination, Heritage's fiscal year ended June 30. In recording the pooling-of-interests combination, Heritage's financial statements for the 12 months ended December 31, 1994, were combined with the Corporation's financial statements for the same period and Heritage's financial statements for the years ended June 30, 1993 and 1992 were combined with the Corporation's financial statements for the years ended December 31, 1993 and 1992, respectively. An adjustment has been made to shareholders' equity as of December 31, 1994, to include Heritage's results of operations for the six months ended December 31, 1993. After-tax merger expenses related to the acquisition totalled approximately $7.5 million, comprised primarily of payments for severance, systems conversions, and investment banking and other professional fees and recapture of tax bad debt reserve, and were recognized in 1995.

     On December 1, 1995, the Corporation exchanged approximately 1.8 million shares of First American Corporation common stock for all outstanding shares of Charter Federal Savings Bank ("Charter"), a federal savings bank headquartered in Bristol, Virginia with 27 branches (eight in Knoxville, Tennessee; five in Bristol, Tennessee and Bristol, Virginia; and 14 in other locations in southwestern Virginia). This transaction was accounted for as a purchase, and accordingly, the results of operations of Charter are included in the Corporation's consolidated income statements beginning December 1, 1995. The name of Charter was changed to First American Federal Savings Bank and the Virginia branches of the Corporation are operated under this legal entity. The excess of the purchase price over the fair value of the net identifiable assets acquired of $40 million has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The purchase agreement also provides that Charter's shareholders may receive additional consideration consisting of shares of First American Corporation's stock with a value equal to 50% of any goodwill litigation recovery, net of certain related expenses, received within five years of the merger. See Note 14.

     The following unaudited proforma financial information presents the combined results of operations of the Corporation, Charter, and First City as if the acquisitions had occurred as of the beginning of 1994 for Charter and 1995 for First City, after giving effect to certain adjustments, including amortization of goodwill. The proforma financial information does not necessarily reflect the results of operations that would have occurred had the Corporation, Charter, and First City constituted a single entity during such periods.


                                             Year Ended December 31
                                          ----------------------------
(in thousands, except per share amounts)      1996      1995      1994
----------------------------------------------------------------------
Net interest income                       $351,545  $345,284  $321,261
Net income                                 120,733   100,521    99,875
Earnings per share                            3.91      3.30      3.48
======================================================================

     During the year ended December 31, 1995, the Corporation consummated the sale of two branches with deposits of approximately $39.6 million. The transaction resulted in a $3.0 million gain.

NOTE 3:  CASH AND DUE FROM BANKS

     The Corporation's bank subsidiaries are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. Approximately $101.1 and $95.3 million of the cash and due from banks balance at December 31, 1996 and 1995, respectively, represented reserves maintained in order to meet Federal Reserve requirements.

NOTE 4:  SECURITIES

SECURITIES HELD TO MATURITY

     The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair values of securities held to maturity at December 31, 1996 and 1995, are presented in the following table:


                                                                                         Unrealized
                                                                     Amortized     -------------------   Fair
(in thousands)                                                          Cost       Gains     Losses     Value
---------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996
  U.S. Treasury and other U.S. Government agencies and corporations   $654,979     $2,939    $2,243    $655,675
  Obligations of states and political subdivisions                      39,303        262       261      39,304
  Other debt securities (primarily mortgage-backed securities)         140,265        541       593     140,213
---------------------------------------------------------------------------------------------------------------
      Total securities held to maturity                               $834,547     $3,742    $3,097    $835,192
===============================================================================================================
DECEMBER 31, 1995
  U.S. Treasury and other U.S. Government agencies and corporations   $807,591     $4,687    $2,095    $810,183
  Obligations of states and political subdivisions                      29,683        156       257      29,582
  Other debt securities (primarily mortgage-backed securities)          93,810        684       348      94,146
---------------------------------------------------------------------------------------------------------------
      Total securities held to maturity                               $931,084     $5,527    $2,700    $933,911
===============================================================================================================

     Included in U.S. Treasury and other U.S. Government agencies and corporations securities held to maturity were agency-issued mortgage-backed securities amounting to $555.7 million ($556.4 million fair value) at December 31, 1996 and $706.5 million ($709.3 million fair value) at December 31, 1995. Mortgage-backed securities included in other debt securities amounted to $139.0 million ($139.0 million fair value) at December 31, 1996.

SECURITIES AVAILABLE FOR SALE

     The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair values of securities available for sale at December 31, 1996 and 1995, are presented in the following table:

                                                                                           Unrealized
                                                                      Amortized     -------------------------        Fair
(in thousands)                                                           Cost          Gains           Losses        Value
---------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1996
  U.S. Treasury and other U.S. Government
    agencies and corporations                                         $ 1,499,160   $     4,489   $     8,815   $ 1,494,834
  Other debt securities                                                   135,955           498         3,683       132,770
---------------------------------------------------------------------------------------------------------------------------
      Total debt securities                                             1,635,115         4,987        12,498     1,627,604
  Equity securities (essentially Federal Reserve
    Bank and Federal Home Loan Bank stock)                                 50,628          --            --          50,628
---------------------------------------------------------------------------------------------------------------------------
      Total securities available for sale                             $ 1,685,743   $     4,987   $    12,498   $ 1,678,232
===========================================================================================================================
DECEMBER 31, 1995
  U.S. Treasury and other U.S. Government
    agencies and corporations                                         $   999,004   $     9,431   $     2,244   $ 1,006,191
  Obligations of states and political subdivisions                          3,105          --            --           3,105
  Other debt securities                                                   150,445           742         1,850       149,337
---------------------------------------------------------------------------------------------------------------------------
      Total debt securities                                             1,152,554        10,173         4,094     1,158,633
  Equity securities (essentially Federal Reserve
    Bank and Federal Home Loan Bank stock)                                 43,860          --            --          43,860
---------------------------------------------------------------------------------------------------------------------------
      Total securities available for sale                             $ 1,196,414   $    10,173   $     4,094   $ 1,202,493
===========================================================================================================================

     Included in U.S. Treasury and other U.S. Government agencies and corporations securities available for sale were agency-issued mortgage-backed securities amounting to $1,179.6 million ($1,176.9 million fair value) at December 31, 1996 and $789.5 million ($796.5 million fair value) at December 31, 1995. Mortgage-backed securities included in other debt securities amounted to $135.9 million ($132.8 million fair value) and $150.4 million ($149.3 million fair value) at December 31, 1996 and 1995, respectively.

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

     In conjunction with the 1995 Heritage merger, the Corporation transferred $161.6 million of securities previously classified as held to maturity by Heritage to securities available for sale in order to maintain the Corporation's existing interest rate risk position. At the time of transfer, such securities had an unrealized loss of $.5 million ($.3 million net of tax).

     In response to a regulatory revision, in 1994 the Corporation transferred $203.8 million of securities classified as available for sale into the held to maturity classification. Prior to this regulatory revision, these securities had been classified as available for sale due to regulatory restrictions even though the Corporation had the intent and ability to hold such securities to maturity.

At the time of transfer, the securities had an unrealized loss of $1.0 million ($.6 million net of taxes). In accordance with SFAS No. 115, such unrealized loss was retained as a component of shareholders' equity and is being amortized over the remaining lives of the securities.

     The sale of securities available for sale resulted in net realized gains of $2.5 million and $2.0 million in 1996 and 1995, respectively, and a net realized loss during 1994 of $10.0 million. Gross realized gains and losses on such sales were as follows:




                                                         Year Ended December 31
                                      ---------------------------------------------------------------
                                            1996                 1995                     1994
                                      ----------------      ------------------     ------------------
(in thousands)                        Gross     Gross       Gross      Gross      Gross       Gross
                                      Realized  Realized    Realized  Realized    Realized   Realized
                                      Gains     Losses       Gains     Losses      Gains      Losses
-----------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S.
     Government agencies and
        corporations                   $3,546   $1,130      $5,887     $3,929     $8,799      $18,796
Other debt securities                      51     --          --         --         --           --
-----------------------------------------------------------------------------------------------------
     Total securities available
        for sale                       $3,597   $1,130      $5,887     $3,929     $8,799      $18,796
=====================================================================================================

TOTAL SECURITIES

     The amortized cost and approximate fair values of debt securities at December 31, 1996, by average estimated maturity are shown below. The expected maturity for governmental and corporate securities is the stated maturity, and the expected maturity for mortgage-backed securities and other asset-backed securities is based on current estimates of average maturities, which include prepayment assumptions.


                                                Securities Held to Maturity    Securities Available for Sale
                                                --------------------------     ----------------------------
                                                Amortized        Fair            Amortized          Fair
(in thousands)                                    Cost          Value             Cost              Value
------------------------------------------------------------------------------------------------------------
Due in one year or less                          $378,132      $376,666         $   66,657       $   66,573
Due after one year through five years             427,649       421,843          1,085,876        1,078,362
Due after five years through ten years              7,716        15,659            205,389          205,012
Due after ten years                                21,050        21,024            277,193          277,657
------------------------------------------------------------------------------------------------------------
     Total debt securities                        834,547       835,192          1,635,115        1,627,604
Equity securities                                    --            --               50,628           50,628
------------------------------------------------------------------------------------------------------------
     Total securities                            $834,547      $835,192         $1,685,743       $1,678,232
============================================================================================================

     At December 31, 1996 and 1995, the Corporation held securities with amortized cost amounting to $831.9 million and $705.7 million, respectively, which were issued or guaranteed by the Federal National Mortgage Association and $875.1 million and $763.7 million, respectively, which were issued or guaranteed by the Federal Home Loan Mortgage Corporation.

     Securities carried in the consolidated balance sheets at approximately $1,836.6 million and $1,570.8 million at December 31, 1996 and 1995, respectively, were pledged to secure public and trust deposits, repurchase transactions, and for other purposes as required or permitted by law.

NOTE 5:  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The Corporation's bank and thrift subsidiaries make commercial, consumer, and real estate loans to its customers, located within the Corporation's market, which consists primarily of Tennessee and selected markets in Virginia, Kentucky and other adjacent states. Although the bank and thrift subsidiaries have a diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions in the Corporation's markets.

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

     Transactions in the allowance for loan losses were as follows:

                                                                                                 Year Ended December 31
                                                                                     ------------------------------------------
(in thousands)                                                                           1996           1995             1994
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                    $   132,415    $   129,436    $   136,512
Provision (credited) charged to operating expenses                                            --              83         (9,919)
Allowance of subsidiaries purchased (note 2)                                                2,126          6,573            323
-------------------------------------------------------------------------------------------------------------------------------
  Subtotal                                                                                134,541        136,092        126,916
-------------------------------------------------------------------------------------------------------------------------------
Loans charged off                                                                          31,430         18,748         15,917
Recoveries of loans previously charged off                                                (20,154)       (15,071)       (18,026)
-------------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                                               11,276          3,677         (2,109)
-------------------------------------------------------------------------------------------------------------------------------
Adjustment for change in fiscal year of pooled company                                       --             --              411
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                                                  $   123,265    $   132,415    $   129,436
================================================================================================================================

     Net charge-offs (recoveries) by major loan categories were as follows:


                                                                                                 Year Ended December 31
                                                                                     ------------------------------------------
(in thousands)                                                                           1996           1995             1994
-------------------------------------------------------------------------------------------------------------------------------
Commercial                                                                            $      (601)   $    (2,320)   $    (3,843)
Consumer--amortizing mortgages                                                                155           (454)          (293)
Consumer--other                                                                            12,098          6,755          2,033
Real estate--construction                                                                      (5)           175           (143)
Real estate--commercial mortgages and other                                                  (371)          (479)           137
-------------------------------------------------------------------------------------------------------------------------------
  Total net charge-offs (recoveries)                                                  $    11,276    $     3,677    $    (2,109)
===============================================================================================================================

     At December 31, 1996 and 1995, loans on a nonaccrual status amounted to $16.3 million and $18.7 million, respectively. Interest income not recognized on nonaccrual loans was approximately $1.5 million in 1996, $1.5 million in 1995, and $1.3 million in 1994. Interest income recognized on a cash basis on nonaccrual loans was $4.8 million, $6.3 million, and $2.4 million for the same respective periods.

     Directors and executive officers (and their associates, including companies in which they hold ten percent or more ownership) of the Corporation and its significant subsidiary, FANB, had loans outstanding with the Corporation and its subsidiaries of $45.3 million and $55.7 million at December 31, 1996 and 1995, respectively. During 1996, $4,131.0 million of new loans or advances on existing loans were made to such related persons, repayments from such persons totalled $4,141.5 million, and $.097 million of loans were to newly elected executive officers. The Corporation believes that such loans were made on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other borrowers and did not involve more than the normal risk of collectibility or present other unfavorable features at the time such loans were made.

     Impaired loans and related loan loss reserve amounts at December 31, 1996 and 1995 were as follows:


                                                              December 31
                                                ----------------------------------------------
                                                       1996                      1995
                                                ----------------------  ----------------------
                                                 Recorded    Loan Loss  Recorded     Loan Loss
(in thousands)                                  Investment    Reserve   Investment   Reserve
----------------------------------------------------------------------------------------------
Impaired loans with loan loss reserves           $ 8,939       $2,375    $18,506      $4,157
Impaired loans with no loan loss reserves         11,381         --       16,092        --
----------------------------------------------------------------------------------------------
        Total                                    $20,320       $2,375    $34,598      $4,157
==============================================================================================

     The average recorded investment in impaired loans for the twelve months ended December 31, 1996 and 1995 was $29 million and $28 million, respectively. The related total amount of interest income recognized on the accrual and cash basis for the period that such loans were impaired was $798 thousand and $147 thousand, respectively, for the twelve months ended December 31, 1996 and $982 thousand and $188 thousand, respectively, for the twelve months ended December 31, 1995.

NOTE 6:  PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

     Premises and equipment are summarized as follows:


                                                                   December 31
                                                           ---------------------------
(in thousands)                                                 1996            1995
--------------------------------------------------------------------------------------
Land                                                       $  22,781        $  22,319
Buildings                                                    108,044          102,191
Furniture and equipment                                      150,021          114,791
Leasehold improvements                                        35,759           32,794
Premises leased under capital leases                           3,008              169
--------------------------------------------------------------------------------------
        Subtotal                                             319,613          272,264
Accumulated depreciation and amortization                   (157,356)        (142,845)
--------------------------------------------------------------------------------------
Net book value                                             $ 162,257        $ 129,419
======================================================================================

     Depreciation and amortization expense of premises and equipment for 1996, 1995, and 1994 was $16.0 million, $14.5 million, and $14.6 million, respectively.

     Rent expense, net of rental income, on bank premises for 1996, 1995, and 1994 was $7.3 million, $5.1 million, and $4.1 million, respectively. Rental income on bank premises for 1996, 1995, and 1994 was $4.1 million, $3.8 million, and $4.2 million, respectively.

     At December 31, 1996, the future minimum lease payments under operating and capital leases are as follows:


                                                                   Operating    Capital
(in thousands)                                               Total     Leases   Leases
---------------------------------------------------------------------------------------
1997                                                      $ 10,975   $ 10,734   $   241
1998                                                        10,284     10,048       236
1999                                                         9,978      9,742       236
2000                                                         8,737      8,514       223
2001                                                         8,384      8,161       223
Thereafter                                                  71,555     69,939     1,616
---------------------------------------------------------------------------------------
  Total                                                   $119,913   $117,138     2,775
---------------------------------------------------------------------------------------
PURCHASE OPTION                                                                     110
---------------------------------------------------------------------------------------
Amounts representing interest                                                    (1,337)
Total capitalized lease obligations                                               1,548
Amounts included in short-term borrowings                                          (131)
---------------------------------------------------------------------------------------
Capitalized lease obligations included in long-term debt                        $ 1,417
=======================================================================================

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

NOTE 7:  INTANGIBLE ASSETS

     Following is a summary of intangible assets included in other assets on the consolidated balance sheets including related amortization.


                                                               Mortgage                Total
                                                              Servicing     Other    Intangible
(in thousands)                                  Goodwill       Rights    Intangibles   Assets
----------------------------------------------------------------------------------------------
Balance, December 31, 1994                       $ 20,553      $    --   $  6,008     $ 26,561
  Additions                                        40,207          259      5,236       45,702
  Less:  Amortization                               3,109           10      1,033        4,152
----------------------------------------------------------------------------------------------
Balance, December 31, 1995                         57,651          249     10,211       68,111
  Additions                                        50,120          752      2,696       53,568
  Less:  Amortization                               7,687          152      1,738        9,577
----------------------------------------------------------------------------------------------
Balance, December 31, 1996                       $100,084      $   849   $ 11,169     $112,102
==============================================================================================

     The Corporation services mortgage loans and at December 31, 1996 the loan servicing portfolio approximated $416.5 million.

     The estimated fair value of the capitalized mortgage servicing rights was $978.7 thousand at December 31, 1996. The related valuation allowance established during 1996, with a charge to operations, was $7.4 thousand.

NOTE 8:  SHORT-TERM BORROWINGS

     Short-term borrowings are issued on normal banking terms and consisted of the following:


                                                                                  December 31
                                                                            ----------------------
(in thousands)                                                                  1996        1995
--------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase  $  939,740    $788,569
Other short-term borrowings                                                    214,632     149,718
--------------------------------------------------------------------------------------------------
   Total short-term borrowings                                              $1,154,372    $938,287
==================================================================================================

     Other short-term borrowings included U.S. Treasury tax and loan accounts of $111.5 million and $68.6 million in 1996 and 1995, respectively. In addition, December 31, 1996 included borrowings from the Federal Home Loan Bank ("FHLB") of $19 million (due within three months), $36 million (due within six months), $27 million (due within nine months), and $9 million (due within one year).

     The following table presents information regarding federal funds purchased and securities sold under agreements to repurchase:


                                                                                                      December 31
                                                                                      -----------------------------------------
(in thousands)                                                                          1996           1995           1994
-------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase:
    Amount outstanding at December 31                                                 $   939,740    $   788,569    $   855,618
    Average rate at December 31                                                              4.59%          4.79%          4.96%
    Average amount outstanding during the year                                        $   864,853    $   791,975    $   681,170
    Average rate paid for the year                                                           4.80%          5.38%          3.80%
    Maximum amount outstanding at any month-end                                       $   939,740    $   910,653    $   855,618
===============================================================================================================================

NOTE 9:  LONG-TERM DEBT

     Long-term debt consisted of the following:


                                                                                             December 31
                                                                                  ----------------------------
(in thousands)                                                                        1996            1995
                                                                                  -----------      -----------
--------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances                                                   $  230,378       $  321,544
6 7/8% noncallable subordinated notes (effective rate of 6.965%) due 2003, interest payable semiannually (less unamortized discount of $201 in
  1996 and $233 in 1995)                                                              49,799           49,767
6 5/8% noncallable subordinated notes (effective rate of 6.761%) due 2005, interest payable semiannually (less unamortized discount of $437 in 1996
  and $486 in 1995)                                                                   49,563           49,514
Capitalized lease obligations (note 6)                                                 1,417              119
Other                                                                                   --                847
--------------------------------------------------------------------------------------------------------------
Total long-term debt                                                              $  331,157       $  421,791
==============================================================================================================

     At December 31, 1996, the $230.4 million of advances from the FHLB consisted of $208.5 million of advances with interest rates tied to one month LIBOR and $21.9 million of advances with fixed interest rates. Included in these amounts are advances of $222.6 million maturing in 1998, $3.7 million maturing in 2003 and $4.1 million maturing after 2003. The Corporation's FHLB advances are collateralized by a blanket pledge of 1-4 family mortgage loans.

     The Corporation entered into an unsecured revolving credit agreement in 1994. As amended in 1995, the agreement provides for loans up to $70.0 million. Under the terms of the agreement, which expires in March 1998, the Corporation pays a fee for the availability of these funds computed at the rate of 3/16 of 1% per annum on the commitment. Interest to be paid on the outstanding balances will be computed based on the prime interest rate of the lending banks, Eurodollar rates, or adjusted certificate of deposit rates, as selected by the Corporation. The Corporation had no revolving credit borrowings outstanding at December 31, 1996 or 1995.

     The terms of these agreements provide for, among other things, restrictions on payment of cash dividends and purchases, redemptions, and
retirement of capital shares.   Under the Corporation's most restrictive debt
covenant, approximately $90.3 million of retained earnings was available to pay dividends as of December 31, 1996.

NOTE 10:  EMPLOYEE BENEFITS

RETIREMENT PLAN

     The Corporation and its subsidiaries participate in a non-contributory retirement plan with death and disability benefits covering substantially all employees (except the employees of INVEST) with one or more years of service. The benefits are based on years of service and average monthly earnings of a participant for the 60 consecutive months which produce the highest average earnings.

     The following table sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31, 1996 and 1995:


(in thousands)                                                                     1996              1995
-------------------------------------------------------------------------------------------------------------
Plan assets at fair value, primarily U.S. bonds and listed stocks              $  116,873          $  108,278
-------------------------------------------------------------------------------------------------------------
Actuarial present value of benefits for service rendered to date:
  Accumulated benefit obligation, including vested benefits of $89,849 and
    $87,212, respectively                                                          93,714              91,354
  Additional benefits based on projected future compensation                       14,198              15,692
-------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                      107,912             107,046
-------------------------------------------------------------------------------------------------------------
Plan assets in excess of accumulated benefit obligation                            23,159              16,924
-------------------------------------------------------------------------------------------------------------
Plan assets greater (less) than projected benefit obligation                        8,961               1,232
Unrecognized net loss from past experience different from that assumed and
  effects of changes in assumptions                                                 1,327               8,550
Unrecognized net transition asset                                                  (1,203)             (1,504)
Unrecognized prior service cost                                                       602                 778
-------------------------------------------------------------------------------------------------------------
Prepaid pension cost                                                           $    9,687          $    9,056
=============================================================================================================

      Net pension expense included the following components:


                                                                                             Year Ended December 31
                                                                                      -----------------------------------------
(in thousands)                                                                            1996          1995            1994
-------------------------------------------------------------------------------------------------------------------------------
Service cost for benefits earned during the period                                    $     3,594    $     2,784    $     2,882
Interest cost on projected benefit obligation                                               7,705          6,900          6,639
Actual return on plan assets                                                              (13,366)       (20,708)           997
Net amortization and deferral                                                               3,372         13,097         (9,047)
-------------------------------------------------------------------------------------------------------------------------------
Net periodic pension expense                                                          $     1,305    $     2,073    $     1,471
===============================================================================================================================

     As of January 1, 1994, the Corporation elected to change its method of measuring the market-related value of plan assets from utilizing a calculation based on 50% book value plus 50% fair market value to utilization of 100% fair market value. The change had the effect of decreasing 1994 net periodic pension expense by $1.6 million.

     The following table presents assumptions used in determining the actuarial present value of the projected benefit obligation for the pension plan:


                                                          Year Ended December 31
                                                       ----------------------------
                                                         1996             1995
-----------------------------------------------------------------------------------

Weighted average discount rate                            7.75%            7.25%
Rate of increase in future compensation level          4.5-8.5          4.5-8.5
Expected long-term rate of return on plan assets           9.0              9.0
===================================================================================

SUPPLEMENTAL RETIREMENT PLAN

     The Corporation has a supplemental retirement plan which provides supplemental retirement benefits to certain executives of the Corporation. The expense was $.3 million in 1996, $.2 million in 1995, and $.2 million in 1994. Benefit payments from the plan are made from general assets of the Corporation. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation in 1996 were 7.75% and 4.5%, respectively, and in 1995 were 7.25% and 4.5%, respectively.

OTHER POSTRETIREMENT BENEFITS

     In addition to pension benefits, the Corporation and its subsidiaries have defined postretirement benefit plans that provide medical insurance and death benefits for retirees and eligible dependents (except the retirees of INVEST). Because the death benefit plan is not significant, it is combined with the healthcare plan for disclosure purposes.

     The status of the plans at December 31, 1996 and 1995, was as follows:


                                                                                      December 31
                                                                            ----------------------------
(in thousands)                                                                  1996               1995
--------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                                                  $  12,608         $  12,841
  Fully eligible, active plan participants                                        877             1,067
  Other active plan participants                                                3,141             3,576
--------------------------------------------------------------------------------------------------------
    Total accumulated postretirement benefit obligation                        16,626            17,484
Plan assets at market value                                                      --                --
--------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation in excess of plan assets         16,626            17,484
Unrecognized net gain (loss) from past experience different from that
  assumed and effects of changes in assumptions                                 1,308             1,540
--------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                                         $  17,934         $  19,024
=======================================================================================================

     The components of net periodic expense for postretirement benefits were as follows:


                                                                          Year Ended December 31
                                                                  -------------------------------------
(in thousands)                                                    1996          1995         1994
-------------------------------------------------------------------------------------------------------
Service cost - benefits earned during the year                    $    303       $    291      $    362
Interest cost on accumulated postretirement benefit obligation       1,205          1,230         1,292
Amortization of net (gain) loss                                     (1,382)          --            --
-------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit expense                            126       $  1,521      $  1,654
=======================================================================================================

     The Corporation continues to fund medical and death benefit costs principally on a pay-as-you-go basis.

     For measurement purposes, a 9.50% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1996, declining gradually to 5.5% per year by 2011 and remaining at that level thereafter. The discount rate used to determine the accumulated postretirement benefit obligation was 7.75% in 1996, 7.25% in 1995, and 8.0% in 1994, and the assumed long-term rate of compensation increase was 4.5% in 1996, 1995, and 1994.

     The healthcare cost trend rate assumption has a significant effect on the accumulated postretirement benefit obligation and net periodic benefit costs. A 1% increase in the trend rate for healthcare costs would have increased the accumulated postretirement benefit obligation by $1.2 million as of December 31, 1996, and the net periodic expense (service cost and interest cost) would have increased by $.1 million for 1996.

     INVEST provides medical and life insurance benefits to its retired employees. The medical plan provides for medical insurance benefits at retirement, with eligibility based upon age and the participant's number of years of participation attained at retirement. Postretirement life insurance benefits are limited to $10,000 per participant. The discount rate used in determining the postretirement benefit obligation was 7.5% during 1996. The status of the plan at December 31, 1996 was as follows:

-------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees and beneficiaries                                                             $ 39,000
  Fully eligible plan participants                                                        101,000
  Other active plan participants                                                          583,000
-------------------------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation                                       723,000
Plan assets at market value                                                                  --
-------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation in excess of plan assets                    723,000
Unrecognized loss from actuarial experience                                               (22,000)
-------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                                                      $701,000
=================================================================================================

     A one percentage point increase in the assessed healthcare cost trend rate for each year would increase INVEST's accumulated postretirement benefit obligation as of December 31, 1996 by $181,000.

OTHER EMPLOYEE BENEFITS

     The Corporation has a combination savings thrift and profit-sharing plan ("FIRST Plan") available to all employees (except the employees of INVEST and hourly paid and special exempt-salaried employees). The plan is funded by employee and employer contributions. The Corporation's annual contribution to the plan is based upon the amount of basic contributions of participants, participants' compensation, and the achievement of certain corporate performance standards and may be made in the form of cash or the Corporation's common stock with a market value equal to the cash contribution amount. Total plan expense in 1996 was $4.3 million and $3.5 million in both 1995 and 1994. During 1996, 1995 and 1994 the Corporation matched employees' qualifying contributions at 100%.

     In 1983, INVEST formed the Salary Savings Retirement Plan. INVEST has also established a profit sharing plan covering certain employees. Contributions to both plans totalled approximately $202,000.

     Heritage, which merged with the Corporation effective November 1, 1995, maintained an Employee Stock Ownership Plan ("ESOP"). The ESOP, which remains in existence, covers substantially all former Heritage employees who qualified as to age and length of service. Annual contributions to the ESOP are equal to the required principal and interest payments related to the ESOP loan. Dividends paid on shares held by the ESOP are used to reduce the outstanding debt. The consolidated financial statements for each of the years ended December 31, 1995 and 1994 include related compensation expense of approximately $.1 million.

     During 1995, the ESOP refinanced its notes payable with borrowings from the Corporation. The new loan, which has essentially the same terms as the prior borrowings, is payable in quarterly principal payments of approximately $30 thousand plus interest at the lender's base rate through March 30, 2002. At December 31, 1996, the note payable bore interest at 8.5% and had a balance of $.4 million.

STOCK-BASED COMPENSATION

     The Corporation has stock-based compensation plans covering certain officers and other key employees of the Corporation. The plans provide for restricted stock incentives based on the attainment of annual and long-term performance goals. Stock-based compensation plans also include stock option programs, which provide for the granting of statutory incentive stock options and non-statutory options to key employees. Additionally, the Corporation has a stock option plan for nonemployee directors. As of December 31, 1996, the Corporation had 3.3 million shares of common stock reserved for issuance under these plans.

     From 1991 through 1996, the Corporation issued approximately 287 thousand shares of restricted common stock to certain executive officers. The restrictions lapse within 15 years of issuance; however, if certain performance criteria are met, restrictions will lapse earlier. The amount recorded for the restricted stock issued is based on the market value of the Corporation's common stock on the award dates and is shown as deferred compensation in shareholders' equity. Such compensation expense is recognized over a three- to fifteen-year period. The amount of compensation expense recognized from awards of restricted stock in the Corporation's consolidated financial statements for 1996, 1995, and 1994 was $1.4 million and $1.4 million, and $1.0 million, respectively.

     The following table summarizes the Corporation's restricted stock grants, and the weighted average fair value of those grants, for the years ended December 31, 1996, 1995 and 1994:


                                                                                   1996          1995            1994
------------------------------------------------------------------------------------------------------------------------
Restricted stock granted during the year                                           46,488         16,095          48,289
Weighted average fair value of restricted stock granted during the year        $    47.09     $    33.32      $    29.39
========================================================================================================================

     As discussed under Note 1, the Corporation has chosen to follow APB Opinion No. 25 and related interpretations in accounting for employee stock options, and accordingly, no compensation expense has been recognized for options granted during 1994, 1995 and 1996. Had the compensation cost for the Corporation's stock-based compensation plans been determined consistent with the provisions of SFAS No. 123, which establishes a new, optional method of accounting for stock-based compensation based on fair value at grant date, net income and earnings per share for 1996 and 1995, on a proforma basis, would be $120.1 million, or $4.06 per share, and $102.7 million, or $3.62 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively; dividend yield of 2.75% for all years; expected volatility of 22.51% and 24.24%, risk-free interest rates of 5.38% and 7.64%, an expected life of 6.1 years was used for all years. The effects of applying SFAS No. 123, for either recognizing or disclosing compensation cost under such pronouncement, may not be representative of the effects on reported net income in future years.

     A summary of the Corporation's stock option plans as of December 31, 1996, 1995, and 1994, and changes during the years ended on those dates is presented below:


                                                       1996                   1995                   1994
                                               ---------------------  ---------------------  ---------------------
                                                    Total   Weighted       Total    Weighted       Total  Weighted
                                                   Option   Average       Option    Average       Option  Average
                                                   Shares   Exercise      Shares    Exercise      Shares  Exercise
                                               Outstanding   Price    Outstanding   Price    Outstanding  Price
-----------------------------------------------------------------------------------------------------------------
Options outstanding at beginning of year       1,664,548     $25.49   1,999,581     $23.02   1,638,682     $19.06
    Options granted                              465,250      46.38     315,872      28.51     547,617      28.21
    Options exercised                           (283,477)     19.04    (604,902)     15.15    (116,339)     18.76
    Options cancelled                            (30,525)     34.60     (46,003)     23.80    (135,937)     15.24
    Options expired                                    -                      -                      -
    Adjustment for change in fiscal year of
      pooled company                                   -                      -                 65,558       7.08
-----------------------------------------------------------------------------------------------------------------
    Options outstanding at end of year         1,815,796     $31.68   1,664,548     $25.49   1,999,581     $23.02
    Options exercisable at year-end              820,733     $24.18     806,567     $21.23   1,079,869     $17.27
    Weighted average fair value of options
      granted during the year                  $   11.24              $    8.88                      -
=================================================================================================================

     The following table summarizes information about stock options outstanding at December 31, 1996:


                       Options Outstanding                         Options Exercisable
-------------------------------------------------------------    -----------------------
                                   Weighted
                      Options       Average         Weighted      Options       Weighted
        Range of   Outstanding       Remaining        Average    Exercisable     Average
        Exercise        at       Contractual Life    Exercise       at          Exercise
        Prices       12/31/96        (years)         Price       12/31/96       Price
-----------------------------------------------------------------------------------------
   $8.785-$12.500     14,777          5.01           $10.46         14,777       $10.46
  $14.620-$18.716    206,781          4.82            15.51        206,781        15.51
  $20.875-$29.500    709,887          5.53            25.65        418,867        24.30
  $30.375-$40.000    419,101          7.14            34.38        175,008        34.65
  $42.750-$49.250    465,250          9.08            46.31          5,300        45.23
-----------------------------------------------------------------------------------------
   $8.785-$49.250  1,815,796          6.73            31.68        820,733        24.18
=========================================================================================

NOTE 11:  INCOME TAXES

     The components of the income tax provision are presented below:


                                                                                         Year Ended December 31
                                                                               -----------------------------------------
(in thousands)                                                                       1996           1995           1994
------------------------------------------------------------------------------------------------------------------------
Income tax expense from operations:
  Current federal income taxes                                                 $   43,572     $   39,814      $   39,834
  Current state income taxes                                                        7,550          7,367           7,204
  Deferred federal income tax expense                                              19,456         15,226           9,964
  Deferred state income tax expense (benefit)                                       3,626          2,779             402
------------------------------------------------------------------------------------------------------------------------
Total income tax expense from operations                                           74,204         65,186          57,404
------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) reported in
  stockholders' equity related to:
    Securities available for sale                                                  (5,162)        10,907         (22,690)
    Employee stock option and award plans                                          (2,568)        (3,095)            (56)
------------------------------------------------------------------------------------------------------------------------
Total income tax expense (benefit) reported in
  stockholders' equity                                                             (7,730)         7,812         (22,746)
------------------------------------------------------------------------------------------------------------------------
    Total income taxes                                                         $   66,474     $   72,998      $   34,658
========================================================================================================================

     The following table presents a reconciliation of the provision for income taxes as shown in the consolidated income statements with that which would be computed by applying the statutory federal income tax rate of 35% to income before income tax expense.


                                                                                         Year Ended December 31
                                                                               -----------------------------------------
(in thousands)                                                                    1996            1995             1994
------------------------------------------------------------------------------------------------------------------------
Tax expense at statutory rates                                                 $   68,522     $   58,893      $   54,112
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                                                              (2,444)        (2,276)         (2,214)
  Goodwill amortization                                                             2,690          1,088           1,026
  State income taxes, net of federal income tax benefit                             7,265          6,595           4,945
  Other, net                                                                       (1,829)           886            (465)
------------------------------------------------------------------------------------------------------------------------
    Total income tax expense from operations                                   $   74,204     $   65,186      $   57,404
========================================================================================================================

       The net deferred tax asset is included in other assets on the consolidated balance sheet. Management believes that it is more likely than not that the deferred tax asset will be realized. The tax effects of temporary differences that give rise to a significant portion of the deferred tax asset and deferred tax liability at December 31, 1996 and 1995, are as follows:


                                                              Year Ended December 31
                                                              ----------------------
(in thousands)                                                1996            1995
-------------------------------------------------------------------------------------
Deferred tax assets
  Allowance for loan losses                                $  43,572        $  45,747
  Postretirement benefit obligation                            7,697            8,027
  Unrealized loss on securities available for sale             2,907             --
  Other                                                       12,350           13,389
-------------------------------------------------------------------------------------
    Total deferred tax asset                               $  66,526        $  67,163
-------------------------------------------------------------------------------------
Deferred tax liabilities
  Property, plant, and equipment                               4,981            4,811
  Direct lease financing                                      42,984           29,346
  FHLB stock                                                   3,418            2,536
  Unrealized gain on securities available for sale              --              2,256
  Purchase accounting                                          5,446            5,075
  Pension                                                      3,201            2,102
  Other                                                        2,911            1,869
-------------------------------------------------------------------------------------
    Total deferred tax liability                              62,941           47,995
-------------------------------------------------------------------------------------
    Net deferred tax asset                                 $   3,585        $  19,168
=====================================================================================

     At December 31, 1996, INVEST had approximately $5,206,000 in pretax net operating losses for federal income tax purposes which are available to offset future taxable income of INVEST. Of this amount, $3,297,000 was generated in the fiscal year ended on June 30, 1985 and will expire on December 31, 1997 and $1,909,000 was generated in the fiscal year ended June 30, 1988 and will expire on December 31, 2000. All of the net operating loss carryforward amounts resulted from operations prior to the date of the Corporation's acquisition of INVEST, and as such, their utilization is dependent upon future income of INVEST. In addition, these carryforward amounts are further limited by Section 382 of the Internal Revenue Code which applies to changes in ownership. Based upon a projection of anticipated future taxable income, the Corporation believes that it is more likely than not that sufficient levels of taxable income will be generated by INVEST in appropriate taxable periods prior to December 31, 2000, and as such, has recorded a net deferred tax asset related to the net operating losses in the accompanying consolidated balance sheets. Management's assessment of anticipated future taxable income is based upon numerous factors including, but not limited to, projected interest rates, economics in the securities industry and certain other cost saving strategies.

     Retained earnings at December 31, 1996 includes approximately $4.1 million of income that has not been subject to tax because of deductions for bad debts allowed for federal income tax purposes. Deferred income taxes have not been provided on such bad debt deductions since it is not intended to use the accumulated bad debt deductions for purposes other than to absorb loan losses. The tax liability would have been $1.6 million at December 31, 1996 if this portion of retained earnings were used for purposes other than as described.

     During 1994, the Corporation and the Internal Revenue Service ("IRS") reached a settlement agreement related to the IRS's examination of the Corporation's 1989 and 1990 consolidated federal income tax returns. Such settlement had no material impact on the Corporation's consolidated financial statements.

NOTE 12:  COMMON STOCK

     In December 1994, the Board of Directors authorized the purchase of up to 800,000 shares of the Corporation's common stock. Stock purchases would be made in the open market or in privately negotiated transactions from time to time subject to market conditions and regulatory guidelines. Purchased shares would be used to fund the Corporation's various employee benefit plans and potential future acquisitions.

     In addition to the 1994 authorization, in 1995, the Board authorized the Corporation to purchase the number of remaining shares necessary to consummate the Charter acquisition and to purchase up to 100% of the shares required to consummate the First City transaction.

     During 1995, the Corporation purchased 1.6 million shares in the open market at a total cost of $62.3 million. As of December 31, 1995, all purchased shares had been used to fund various employee benefit plans and the acquisition of Charter. The Corporation purchased 1.3 million shares in early 1996 to complete 100% funding of the 1.8 million shares required for the Charter acquisition and the funding for 82% of the 1.1 million shares required for the First City acquisition.

     Later in 1996, the Board of Directors authorized the purchase of 1.5 million shares to fund various stock option, incentive, and dividend reinvestment plans and potentially to fund future acquisitions. Pursuant to this authorization, the Corporation purchased 165,005 through December 31, 1996.

     The total cost of shares purchased in 1996 was $67.6 million. All of the First American shares exchanged in the Hartsville transaction were repurchased during January 1997 in the open market.

NOTE 13:  OFF-BALANCE-SHEET AND DERIVATIVE FINANCIAL INSTRUMENTS

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

Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At year-end 1996 and 1995, respectively, the Corporation had $2.7 billion and $2.2 billion of unfunded commitments to extend credit. Of these amounts, unfunded commitments for borrowers with loans on nonaccrual status were $3.0 million at December 31, 1996, and $1.1 million at December 31, 1995.

     Standby letters of credit are commitments issued by the Corporation to guarantee the performance of a customer to a third party. As of December 31, 1996 and 1995, the Corporation had standby letters of credit issued amounting to approximately $243.5 million and $221.3 million, respectively. The Corporation also had commercial letters of credit of $38.1 million and $32.0 million at December 31, 1996 and 1995, respectively. Commercial letters of credit are conditional commitments issued by the Corporation to facilitate trade for corporate customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The Corporation contracts to buy and sell foreign exchange primarily to meet the financing needs of its customers and to hedge its own exposure against market risk. At December 31, 1996 and 1995, the Corporation had $23.2 million and $31.9 million, respectively, of foreign exchange forward contracts, which is the sum of customers' contracts with the Corporation and the Corporation's offsetting contracts to minimize its exposure.

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

     To achieve its risk management objective, the Corporation uses a combination of derivative financial instruments, particularly interest rate swaps and futures contracts. The instruments utilized are noted in the following table along with their notional amounts and fair values at year-end 1996 and 1995:

                                                                                                             Weighted
                                                                                                             Average
                                     Related Variable Rate       Notional     Weighted Average Rate          Maturity    Fair
                                                                            --------------------------       --------
(in thousands)                          Asset/Liability           Amount       Paid           Received        Years      Value
--------------                   -----------------------------  ----------  -------           --------       --------  ---------
December 31, 1996
    Interest rate swaps          Money market deposits          $  300,000    5.70%    (1)       5.54%(2)       2.0  $   1,717
    Interest rate swaps          Loans                             200,000    5.50     (3)       6.75 (1)       4.4      3,782
    Forward interest rate swaps  Money market deposits             400,000    6.27     (4)       N/A  (4)       1.8       (327)
    Forward interest rate swaps  Available for sale securities     100,000    7.02     (4)       N/A  (4)       3.5     (1,853)
                                                                ----------                                           ---------
                                                                $1,000,000                                           $   3,319
==========================================================================================================================
DECEMBER 31, 1995
    Interest rate swaps          Money market deposits          $  900,000    5.90%    (1)       5.87%(2)       1.9  $  (7,295)
    Interest rate swaps          Long-term debt                    200,000    7.11     (1)       5.85 (3)        .8     (2,935)
    Forward interest rate swaps  Money market deposits             300,000    7.21     (5)       5.81 (5)        .7     (2,854)
    Futures contracts  (6)       Money market deposits             140,000    N/A                N/A             .9       (967)
                                                                ----------                                           ---------
                                                                $1,540,000                                           $ (14,051)
===========================================================================================================================

(1)  Fixed rate.
(2) Variable rate which reprices quarterly based on 3-month LIBOR except for $25 million which reprices every 6 months based on 6-month LIBOR.
(3)  Variable rate which reprices quarterly based on 3-month LIBOR.
(4) Forward swap periods begin at various dates during 1997. The rates paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR and reprice quarterly.
(5) Forward swap periods began at various dates during 1995. The rates paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR and reprice quarterly.
(6) Represents $140 million short position of Eurodollar futures contracts which in aggregate simulates a $35 million 2-year interest rate swap.

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

     Interest rate swap contracts are primarily used to convert certain deposits and long-term debt to fixed interest rates or to convert certain groups of customer loans to fixed rates. The Corporation's net credit exposure with interest rate swap counterparts totalled $4.8 million at December 31, 1996, and $.2 million at December 31, 1995.

     The table below summarizes, by notional amounts, the activity for each major category of derivative financial instruments.

                                                     Forward
                             Interest Rate Swaps      Swaps
                            ----------------------  ----------
                               Pay       Receive       Pay                           Futures
(in thousands)                Fixed       Fixed       Fixed       Basis Swaps       Contracts
-------------------------------------------------------------------------------------------------
Balance, December 31, 1994  $ 650,000   $ 200,000   $ 650,000    $ 200,000              $      -
   Additions                  750,000           -           -            -               140,000
   Maturities/terminations   (300,000)   (200,000)   (350,000)    (200,000)                    -
------------------------------------------------------------------------------------------------
Balance, December 31, 1995  1,100,000           -     300,000            -               140,000
   Additions                        -     300,000     700,000            -                     -
   Maturities/terminations   (800,000)   (100,000)   (500,000)           -              (140,000)
------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996  $ 300,000   $ 200,000   $ 500,000    $       -              $      -
================================================================================================

     The table below presents the net deferred gains (losses) related to terminated derivative financial instruments at December 31, 1996 and 1995. Deferred gains of $7.0 million and deferred losses of $3.4 million are included in other liabilities and other assets, respectively, on the consolidated balance sheet at December 31, 1996. Deferred gains of $8.7 million and deferred losses of $8.2 million are included in other liabilities and other assets, respectively, on the consolidated balance sheet at December 31, 1995.


=================================================================
                                                December 31,
                                           ----------------------
(in thousands)                                1996        1995
-----------------------------------------------------------------
Interest rate swaps                        $ 3,711      $  (990)
Futures contracts                             (113)       1,516
-----------------------------------------------------------------
     Total net deferred gains              $ 3,598(1)   $   526(2)

(1) $1.0 million of net deferred gains to be recognized during 1997 and $2.6 million of net deferred gains to be recognized during 1998 through 2001.
(2) $4.5 million of net deferred losses recognized during 1996 and $5.0 million of net deferred gains to be recognized during 1997 through 1999.

NOTE 14:  LEGAL AND REGULATORY MATTERS

     The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are categorized as "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

     The Federal Reserve Board and the Office of the Comptroller of the Currency ("OCC") have adopted substantially similar risk-based capital and leverage guidelines applicable to U.S. banking organizations. The minimum guideline for the ratio of total capital ("total capital") to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8.00%. At least half of the total capital must be composed of common shareholders' equity, and to the extent applicable, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less disallowed intangibles ("Tier I capital"). The remainder, which is Tier II capital, may consist of subordinated debt (or certain other qualifying debt issued prior to March 12, 1988), other preferred stock and a limited amount of loan loss reserves. In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio guidelines. These guidelines provide for a minimum Tier I leverage capital ratio (Tier I capital to total assets, less disallowed intangibles) of 3% for banks and bank holding companies that meet certain specified criteria, including that such financial institutions have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. At December 31, 1996, First American's Tier I risk-based capital and total risk-based capital ratios were 9.72% and 12.23%, respectively, and its Tier I leverage capital ratio at December 31, 1996 was 7.88%, each of which exceeded the minimum ratios established by the Federal Reserve Board. At December 31, 1996, FANB's Tier I risk-based, total risk-based and Tier I leverage capital ratios were 10.23%, 11.48% and 8.39%, respectively and FANBKY's were 15.84%, 16.47% and 10.09%, respectively, all of which exceeded the minimum ratios established by the OCC.

     FAFSB is subject to capital requirements adopted by the Office of Thrift Supervision ("OTS"), which are similar but not identical to those issued by the Federal Reserve Board and the OCC. Under the OTS' capital guidelines, a savings bank is required to maintain tangible capital of at least 1.5% of tangible assets, core (leverage) capital of at least 3% of the association's adjusted total assets and risk-based capital of at least 8% of risk-weighted assets. At December 31, 1996, FAFSB's tangible ratio was 7.65%, its core (leverage) capital ratio was 7.65%, Tier I capital ratio was 16.06% of risk-weighted assets and its total risk-based capital ratio was 16.96%, all of which exceeded the minimum ratios established by the OTS.

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

     Under these regulations of the OTS, a savings association that exceeds its fully phased-in capital requirements both immediately prior to and on a proforma basis after giving effect to a proposed capital distribution is generally permitted without prior approval of the OTS to make a capital distribution during a calendar year equal to the greater of (i) 100% of net earnings to date during the calendar year, plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net income for the previous four quarters. In accordance with the most restrictive regulations, at December 31, 1996, the above subsidiaries had $199.9 million available for distribution as dividends to the Corporation.

     The Savings Association Insurance Fund ("SAIF"), which insures deposits of thrift institutions, has been undercapitalized as a result of losses sustained by the S&L industry during the late 1980's and early 1990's. On September 30, 1996, legislation was enacted which required a special one-time assessment at the rate of 65.7 basis points per $100 of deposits on SAIF deposits held as of March 31, 1995, to recapitalize the thrift fund up to the statutorily prescribed 1.25%. In addition, effective January 1, 1997, the SAIF deposit insurance rate for well-capitalized institutions dropped to 0 basis points per $100 of deposits. The Corporation accrued a one-time charge of approximately $8.1 million ($5.0 million, net of tax) in the third quarter of 1996 for this special assessment. In addition, beginning January 1, 1997, the legislation imposes a 1.3 basis point annual charge through 1999 on Bank Insurance Fund ("BIF") deposits and a 6.4 basis point annual charge on SAIF deposits in order to pay interest on the debt incurred by the Financing Corporation, a corporation established by the Federal Housing Finance Board to issue stock and debt principally to assist in funding the Federal Savings and Loan Insurance Corporation Resolution Fund. For 1997, this annual charge is expected to be approximately $1.0 million, net of tax, based on deposits at September 30, 1996. From 2000 until 2019 when the debt is retired, banks and thrifts will pay such assessment on a pro rata basis, which is estimated to run approximately 2.5 basis points for each institution's insured deposit base.

     The Corporation and seven other financial institutions were defendants in a class action lawsuit brought in the Circuit Court of Shelby County, Tennessee. The lawsuit alleged antitrust, unconscionability, usury, and contract claims arising out of the defendants' returned check charges. The asserted plaintiff class consisted of depositors who had been charged returned check, or overdraft, fees. The plaintiffs requested compensatory and punitive damages of $25.0 million against each defendant. All of the claims were dismissed. The plaintiffs appealed to the Tennessee Court of Appeals, which affirmed the Circuit Court's dismissal of the action. The plaintiffs then appealed to the Tennessee Supreme Court. On November 4, 1996, the Tennessee Supreme Court affirmed the lower court's dismissal of the action. The plaintiffs filed a petition to rehear. On January 27, 1997, the Tennessee Supreme Court denied the plaintiffs' petition to rehear, concluding the matter without liability to any of the defendant banks.

     Following the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Charter (now FAFSB), brought an action against the OTS and the FDIC seeking injunctive and other relief, contending that Congress' elimination of supervisory goodwill required rescission of certain supervisory transactions. The Federal District Court found in Charter's favor, but in 1992 the Fourth Circuit Court of Appeals reversed, and the U.S. Supreme Court denied Charter's petition for certiorari. In 1995, the Federal Circuit Court found in favor of another thrift institution in a similar case (Winstar Corp. v. United States) in which the association sought damages for breach of contract. Charter also filed suit against the United States Government ("Government") in the Court of Federal Claims based on breach of contract. The Government sought Supreme Court review of the Winstar decision and the Supreme Court granted the Government's petition. FAFSB's action was stayed pending the Supreme Court's decision in the Winstar case. On July 1, 1996, the Supreme Court affirmed the lower court's decision in Winstar. The stay was automatically lifted and FAFSB's suit is now proceeding.

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

     Also, there are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising rom such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.

NOTE 15:  FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                                                             December 31
                                                         ----------------------------------------------------
                                                                     1996                    1995
                                                         -------------------------  -------------------------
                                                                        Estimated                Estimated
                                                            Carrying       Fair       Carrying      Fair
(in thousands)                                               Amount        Value       Amount       Value
-------------------------------------------------------------------------------------------------------------
Financial instruments (assets):
     Cash and short-term investments                     $  657,257     $  657,257  $  521,229    $  521,229
     Securities held to maturity                            834,547        835,192     931,084       933,911
     Securities available for sale                        1,678,232      1,678,232   1,202,493     1,202,493
     Federal funds sold and securities purchased
        under agreements to resell                          161,677        161,677     291,042       291,042
     Trading account securities                              60,210         60,210      22,419        22,419
     Loans, net of unearned discount and net
        deferred loan fees                                6,658,597      6,527,191   6,425,976     6,321,584
Financial instruments (liabilities):
     Noninterest bearing deposits                        $1,374,528     $1,374,528  $1,266,285    $1,266,285
     Interest-bearing deposits                            6,418,449      6,433,897   6,116,009     6,133,450
     Short-term borrowings                                1,154,372      1,154,372     938,287       938,287
     Long-term debt                                         331,157        328,545     421,791       419,816
=============================================================================================================



     The estimated fair values for the Corporation's off-balance-sheet financial instruments are summarized as follows:


                                                                       December 31
                                            -----------------------------------------------------------------
                                                         1996                               1995
                                            -------------------------------  --------------------------------
                                            Contractual       Estimated         Contractual      Estimated
                                            or Notional          Fair           or Notional         Fair
(in thousands)                                 Amount            Value             Amount           Value
-------------------------------------------------------------------------------------------------------------
Commitments to extend credit                $2,698,585         $   542          $2,220,500       $    616
Standby letters of credit                      243,517           1,109             221,341          1,050
Commercial letters of credit                    38,135              95              32,032             80
Interest rate swaps                            500,000           5,499           1,100,000        (10,230)
Forward interest rate swaps                    500,000          (2,180)            300,000         (2,854)
Futures contracts                                    -               -             140,000           (967)
=============================================================================================================

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

       Loans -- For variable-rate loans that reprice frequently, fair values are based on carrying values. The fair values for certain homogeneous categories of loans, such as residential mortgages, are estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair values for other performing loans are estimated by discounting estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit risk and for similar maturities. Included within financial assets are certain nonperforming assets, consisting primarily of nonperforming loans, the fair values of which are based principally on the lower of the amount due from customers or the fair value of the loans' collateral, which is the amount the Corporation could reasonably expect to receive in a current sale between a willing buyer and seller other than in a forced or liquidation sale.

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

       Off-balance-sheet instruments -- The fair value of commitments to extend credit is based on unamortized deferred loan fees and costs. For letters of credit, fair value is estimated using fees currently charged to enter into similar agreements with similar maturities. The fair value of the Corporation's outstanding futures contracts is based on quoted market prices, and the estimated fair value of interest rate swaps and forward interest rate swaps is based on estimated costs to settle the obligations with the counterparts at the reporting date.


NOTE 16:  PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for First American Corporation (Parent Company only) was as follows:

CONDENSED INCOME STATEMENTS

                                                                                  Year Ended December 31
                                                                     --------------------------------------------
(in thousands)                                                             1996             1995             1994
-----------------------------------------------------------------------------------------------------------------
Income
  Dividends from subsidiaries:
    Banks                                                                $ 45,904          $ 27,836       $46,955
  Fees from subsidiaries                                                    3,392             2,722         2,714
  Interest from subsidiaries                                                1,771             3,076         2,102
  Interest on time deposits with other banks and other income                  40               589           262
-----------------------------------------------------------------------------------------------------------------
         Total income                                                      51,107            34,223        52,033
-----------------------------------------------------------------------------------------------------------------
Expenses
  Interest expense on long-term debt                                        6,934             3,639         3,595
  Other expenses                                                            4,254             5,731         4,270
-----------------------------------------------------------------------------------------------------------------
         Total expenses                                                    11,188             9,370         7,865
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                                 39,919            24,853        44,168
Reduction to consolidated income taxes arising from parent
  company loss                                                              2,838             1,204         1,058
-----------------------------------------------------------------------------------------------------------------
Income before equity in undistributed earnings of subsidiaries             42,757            26,057        45,226
-----------------------------------------------------------------------------------------------------------------
Equity in undistributed earnings of subsidiaries
    Banks                                                                  78,815            77,023        51,976
-----------------------------------------------------------------------------------------------------------------
Net income                                                               $121,572          $103,080       $97,202
=================================================================================================================

CONDENSED BALANCE SHEETS

                                                                                               December 31
                                                                                  ---------------------------------
(in thousands)                                                                            1996               1995
-------------------------------------------------------------------------------------------------------------------
Assets
    Cash                                                                               $     83            $     41
    Securities available for sale                                                           540                 540
    Short-term investments with subsidiary                                               25,569              80,185
    Employee stock ownership plan loan                                                      443                 661
    Investment in subsidiaries, at cost adjusted for equity in earnings and
      net unrealized gains (losses) on securities available for sale                    934,046             809,076
    Other equity investments                                                              6,167               5,064
    Other assets                                                                          4,422               4,942
-------------------------------------------------------------------------------------------------------------------
      Total assets                                                                     $971,270            $900,509
===================================================================================================================
Liabilities and shareholders' equity
    Long-term debt                                                                     $ 99,361            $ 99,280
    Other liabilities                                                                     3,202               5,697
-------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                 102,563             104,977
-------------------------------------------------------------------------------------------------------------------
    Preferred stock, without par value                                                        -                   -
    Common stock, $5 par value                                                          148,158             147,699
    Capital surplus                                                                     157,792             162,254
    Retained earnings                                                                   569,851             483,973
    Deferred compensation on restricted stock                                            (2,066)             (1,263)
    Employee stock ownership plan obligation                                               (443)               (661)
-------------------------------------------------------------------------------------------------------------------
      Realized shareholders' equity                                                     873,292             792,002
    Net unrealized gains (losses) on securities available for sale, net of tax           (4,585)              3,530
-------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                        868,707             795,532
-------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                       $971,270            $900,509
===================================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended December 31
                                                                           -------------------------------------------
(in thousands)                                                                  1996             1995             1994
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                  $121,572        $103,080        $ 97,202
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Undistributed income of subsidiaries                                     (78,815)        (77,023)        (51,976)
      Amortization                                                                  81              34              32
      Deferred income tax expense                                                   54              12             284
      Change in assets and liabilities:
      Increase (decrease) in accrued interest payable                                -             118             (56)
      (Increase) decrease in other assets                                       (2,030)         (4,696)            706
      Increase (decrease) in other liabilities                                  (2,341)          4,037          (1,656)
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                     38,521          25,562          44,536
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net (increase) decrease in short-term securities with subsidiary              54,616          (8,719)         (1,399)
  Proceeds from maturity of securities held to maturity                              -               -             174
  Purchases of securities available for sale                                         -               -            (540)
  Net (increase) decrease in employee stock ownership plan loan                    218            (661)              -
  Acquisitions, net of cash                                                     (1,303)              -          (6,476)
  Investment in other equity investments                                        (1,103)           (587)           (100)
  Net decrease in investment in subsidiary                                           -           7,500               -
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                           52,428          (2,467)         (8,341)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                                           -          49,513               -
  Repayment of long-term debt                                                   (2,734)           (782)        (13,593)
  Issuance of common shares for Employee Benefit and Dividend
    Reinvestment Plans                                                          12,555          13,782           1,988
  Repurchase of common stock                                                   (67,602)        (62,347)              -
  Tax benefit-related to stock options                                           2,568           3,095              56
  Cash dividends paid                                                          (35,694)        (28,791)        (24,097)
----------------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                        (90,907)        (25,530)        (35,646)
----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                         42          (2,435)            549
Adjustment for change in fiscal year of pooled company                               -               -           1,600
Cash, beginning of year                                                             41           2,476             327
----------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                             $     83        $     41        $  2,476
======================================================================================================================
Cash paid during the year for:
  Interest expense                                                            $  6,934        $  3,521        $  3,651
  Income taxes                                                                  53,626          36,861          51,373
Noncash investing activities:
  Stock issued for acquisition (note 2)                                         46,306          80,373               -
----------------------------------------------------------------------------------------------------------------------

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST AMERICAN CORPORATION
                                             (Registrant)

                                       BY: /s/ Dennis C. Bottorff
                                           -------------------------------------
                                           DENNIS C. BOTTORFF,
                                           CHAIRMAN, PRESIDENT AND CHIEF
                                           EXECUTIVE OFFICER


Date:  March 20, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dennis C. Bottorff                           /s/ Martin E. Simmons
---------------------------------------          -------------------------------
Dennis C. Bottorff                               Martin E. Simmons
Chairman, President and Chief Executive          Executive Vice President,
Officer and Director                             General Counsel, Secretary, and
Dated: March 20, 1997                            Principal Financial Officer
                                                 Dated: March 20, 1997

                                                 /s/ Marvin J. Vannatta, Jr.
                                                 -------------------------------
                                                 Marvin J. Vannatta, Jr.
                                                 Executive Vice President and
                                                 Principal Accounting Officer
                                                 Dated: March 20, 1997



/s/ Samuel H. Anderson, Jr.                   /s/ Robert A. McCabe, Jr.
-----------------------------                 ----------------------------------
SAMUEL H. ANDERSON, JR.                       ROBERT A. MCCABE, JR.
Director                                      Director
Dated: March 20, 1997                         Dated: March 20, 1997

/s/ Dennis C. Bottorff                        /s/ Dale W. Polley
-----------------------------                 ---------------------------------
DENNIS C. BOTTORFF                            DALE W. POLLEY
Director                                      Director
Dated: March 20, 1997                         Dated: March 20, 1997

/s/ Earnest W. Deavenport, Jr.                /s/ Dr. Roscoe R. Robinson
------------------------------                ----------------------------------
EARNEST W. DEAVENPORT, JR.                    DR. ROSCOE R. ROBINSON
Director                                      Director
Dated: March 20, 1997                         Dated: March 20, 1997

/s/ Reginald D. Dickson                       /s/ James F. Smith, Jr.
-----------------------------                 ----------------------------------
REGINALD D. DICKSON                           JAMES F. SMITH, JR.
Director                                      Director
Dated: March 20, 1997                         Dated: March 20, 1997

/s/ T. Scott Fillebrown, Jr.                  /s/ Cal Turner, Jr.
-----------------------------                 ----------------------------------
T. SCOTT FILLEBROWN, JR.                      CAL TURNER, JR.
Director                                      Director
Dated: March 20, 1997                         Dated: March 20, 1997

/s/ James A. Haslam, II                       /s/ Celia A. Wallace
-----------------------------                 ----------------------------------
JAMES A. HASLAM, II                           CELIA A. WALLACE
Director                                      Director
Dated: March 20, 1997                         Dated: March 20, 1997

/s/ Martha R. Ingram                          /s/ Ted H. Welch
-----------------------------                 ----------------------------------
MARTHA R. INGRAM                              TED H. WELCH
Director                                      Director
Dated: March 20, 1997                         Dated: March 20, 1997

/s/ Walter G. Knestrick                       /s/ David K. Wilson
-----------------------------                 ----------------------------------
WALTER G. KNESTRICK                           DAVID K. WILSON
Director                                      Director
Dated: March 20, 1997                         Dated: March 20, 1997

/s/ Gene C. Koonce
-----------------------------                 ----------------------------------
GENE C. KOONCE                                TOBY S. WILT
Director                                      Director
Dated: March 20, 1997                         Dated: March __, 1997

/s/ James R. Martin                           /s/ William S. Wire
-----------------------------                 ----------------------------------
JAMES R. MARTIN                               WILLIAM S. WIRE
Director                                      Director
Dated: March 20, 1997                         Dated: March 20, 1997


                                 EXHIBIT INDEX






NUMBER                 NAME                                           PAGE
------                 ----                                           ----
Exhibit 3.1            Charter of the Corporation                       97

Exhibit 3.2            By-laws of the Corporation                      121

Exhibit 10.3(e)        First American Corporation's
                       Director's Deferred Compensation
                       Plan                                            149

Exhibit 10.3(g)        Form of Salary Deferral Agreement for
                       Executive Officers                              158

Exhibit 21             List of Subsidiaries                            170

Exhibit 23             Accountants' Consent                            172

Exhibit 27             Financial Data Schedule (for SEC use only)      173