Form 10-Q
period 1997-03-31
FIRST AMERICAN CORP /TN/
filed 1997-05-13
CIK 36068

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

          Common shares outstanding:  29,528,400 as of April 30, 1997.

                           FIRST AMERICAN CORPORATION
                                AND SUBSIDIARIES

                                     INDEX



Part I.   Financial Information                                                                    Page
                                                                                                   ----
Item 1    Financial Statements (unaudited)

          Consolidated Income Statements for the Three
          Months Ended March 31, 1997 and 1996                                                       3

          Consolidated Balance Sheets as of March 31, 1997,
          March 31, 1996 and December 31, 1996                                                       4

          Consolidated Statements of Changes in Shareholders' Equity for
          the Three Months Ended March 31, 1997 and March 31, 1996                                   5

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1997 and March 31, 1996                                             6

          Notes to Consolidated Financial Statements                                                 7

Item 2    Management's Discussion and Analysis                                                      10


Part II.  Other Information

Item 1    Legal Proceedings                                                                         17

Item 6    Exhibits and Reports on Form 8-K                                                          17

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                                                Quarter Ended
                                                                                                  March 31
                                                                                          -------------------------
(dollars in thousands except per share amounts)                                             1997             1996
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                              $138,702         $132,992
  Interest and dividends on securities                                                      40,567           34,079
  Interest on federal funds sold and securities purchased under
      agreements to resell                                                                     888            3,758
  Interest on time deposits with other banks and other interest                              1,143              501
-------------------------------------------------------------------------------------------------------------------
      Total interest income                                                                181,300          171,330
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Interest on deposits:
    NOW accounts                                                                             4,515            3,880
    Money market accounts                                                                   25,390           25,315
    Regular savings                                                                          1,771            2,202
    Certificates of deposit under $100,000                                                  21,970           21,729
    Certificates of deposit $100,000 and over                                               10,142            9,149
    Other time and foreign                                                                   6,266            6,580
-------------------------------------------------------------------------------------------------------------------
      Total interest on deposits                                                            70,054           68,855
-------------------------------------------------------------------------------------------------------------------
  Interest on short-term borrowings                                                         13,356           12,211
  Interest on long-term debt                                                                 4,956            6,446
-------------------------------------------------------------------------------------------------------------------
      Total interest expense                                                                88,366           87,512
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                         92,934           83,818
Provision for loan losses                                                                   -                -
-------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses                                   92,934           83,818
-------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
  Service charges on deposit accounts                                                       14,721           13,589
  Commissions and fees on fiduciary activities                                               4,700            4,427
  Investment services income                                                                29,994            3,200
  Trading account revenue                                                                      369              273
  Merchant discount fees                                                                       840              769
  Net realized gain on sales of securities                                                     147            1,401
  Other income                                                                              10,980            8,350
-------------------------------------------------------------------------------------------------------------------
      Total non-interest income                                                             61,751           32,009
-------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                                            47,295           38,867
  Net occupancy expense                                                                      6,828            6,025
  Equipment expense                                                                          4,814            4,080
  Systems and processing expense                                                             3,931            3,096
  FDIC insurance expense                                                                       289              654
  Marketing expense                                                                          2,656            3,531
  Communication expense                                                                      3,374            2,793
  Supplies expense                                                                           1,606            1,266
  Foreclosed properties expense (income), net                                                 (627)            (186)
  Subscribers' commissions                                                                  17,802           -
  Other expenses                                                                            11,569            7,562
-------------------------------------------------------------------------------------------------------------------
      Total non-interest expense                                                            99,537           67,688
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                                            55,148           48,139
Income tax expense                                                                          21,118           18,339
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                 $34,030         $ 29,800
===================================================================================================================
PER COMMON SHARE (RESTATED FOR 2-FOR-1 STOCK SPLIT ON MAY 9, 1997):
  Net income                                                                               $   .58         $    .50
  Dividends declared                                                                          .155              .14
===================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                  59,081           59,035
===================================================================================================================


See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                  March 31              December 31
                                                                        --------------------------      -----------
(dollars in thousands)                                                       1997          1996             1996
-------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                               $    476,013   $   448,183      $   603,456
  Time deposits with other banks                                              17,863         8,689           53,801
  Securities:
    Held to maturity (market value $799,205 and $947,061, and $835,192,
      respectively)                                                          802,547       946,131          834,547
    Available for sale (amortized cost $1,759,072 and $1,438,308, and
      $1,685,743, respectively)                                            1,732,223     1,431,853        1,678,232
-------------------------------------------------------------------------------------------------------------------
      Total securities                                                     2,534,770     2,377,984        2,512,779
-------------------------------------------------------------------------------------------------------------------
  Federal funds sold and securities purchased under agreements to resell      17,358       167,101          161,677
  Trading account securities                                                  59,954        25,361           60,210
  Loans:
    Commercial                                                             3,099,747     2,843,006        3,010,125
    Consumer--amortizing mortgages                                         1,751,379     1,792,652        1,782,630
    Consumer--other                                                        1,362,286     1,319,478        1,334,750
    Real estate--construction                                                175,635       198,543          190,673
    Real estate--commercial mortgages and other                              364,416       369,465          345,466
-------------------------------------------------------------------------------------------------------------------
      Total loans                                                          6,753,463     6,523,144        6,663,644
    Unearned discount and net deferred loan fees                               4,618         7,218            5,047
-------------------------------------------------------------------------------------------------------------------
      Loans, net of unearned discount and net deferred loan fees           6,748,845     6,515,926        6,658,597
    Allowance for loan losses                                                122,551       132,381          123,265
-------------------------------------------------------------------------------------------------------------------
      Total net loans                                                      6,626,294     6,383,545        6,535,332
-------------------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                169,219       139,338          162,257
  Foreclosed properties                                                        4,530         9,682            7,363
  Other assets                                                               302,902       291,490          302,593
-------------------------------------------------------------------------------------------------------------------
      Total assets                                                      $ 10,208,903   $ 9,851,373      $10,399,468
===================================================================================================================

LIABILITIES
  Deposits:
    Demand (noninterest-bearing)                                        $  1,351,427   $ 1,244,453      $ 1,374,528
    NOW accounts                                                             871,799       806,483          830,269
    Money market accounts                                                  2,388,446     2,204,996        2,295,112
    Regular savings                                                          306,795       367,891          303,691
    Certificates of deposit under $100,000                                 1,672,671     1,724,595        1,665,675
    Certificates of deposit $100,000 and over                                749,387       610,176          893,794
    Other time                                                               363,865       361,306          332,651
    Foreign                                                                   98,447       122,105           97,257
-------------------------------------------------------------------------------------------------------------------
      Total deposits                                                       7,802,837     7,442,005        7,792,977
-------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                                                    1,080,393     1,041,469        1,154,372
  Long-term debt                                                             323,262       367,841          331,157
  Other liabilities                                                          148,268       174,115          252,255
-------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                    9,354,760     9,025,430        9,530,761
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common stock, $2.50 par value; authorized 100,000,000 shares; issued:
    58,643,784 shares at March 31, 1997; 60,016,828 shares at
    March 31, 1996 and 59,262,998 shares at December 31, 1996                146,610       150,042          148,158
  Capital surplus                                                            134,047       177,849          157,792
  Retained earnings                                                          594,648       505,623          569,851
  Deferred compensation on restricted stock                                   (4,373)       (2,800)          (2,066)
  Employee stock ownership plan obligation                                      (436)         (631)            (443)
-------------------------------------------------------------------------------------------------------------------
    Realized shareholders' equity                                            870,496       830,083          873,292
  Net unrealized losses on securities available for sale, net of tax         (16,353)       (4,140)          (4,585)
-------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                             854,143       825,943          868,707
-------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 10,208,903   $ 9,851,373      $10,399,468
===================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                               NET
                                                                                                            UNREALIZED
                                                                                                              GAINS
THREE MONTHS ENDED MARCH 31, 1996,        COMMON                                    DEFERRED    EMPLOYEE     (LOSSES)
  AND MARCH 31, 1997                      SHARES                                  COMPENSATION   STOCK          ON
                                          ISSUED                                       ON      OWNERSHIP    SECURITIES
(DOLLARS IN THOUSANDS EXCEPT PER SHARE     AND      COMMON    CAPITAL   RETAINED   RESTRICTED     PLAN       AVAILABLE
  AMOUNTS)                             OUTSTANDING   STOCK    SURPLUS   EARNINGS     STOCK     OBLIGATION    FOR SALE   TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996               59,079,638  $147,699   $162,254   $483,973  $ (1,263)   $   (661)     $  3,530  $795,532
Issuance of shares in connection with
  Employee Benefit Plan, net of
  discount on Dividend Reinvestment
  Plan                                    199,966       500      3,139      -         -           -             -         3,639
Issuance of restricted stock               77,400       194      1,644      -        (1,838)      -             -         -
Repurchase of shares                   (1,462,344)   (3,656)   (29,668)     -         -           -             -       (33,324)
Issuance of shares for First City
  Bancorp, Inc.                         2,123,362     5,308     40,477      -         -           -             -        45,785
Amortization of deferred
  compensation on restricted stock          -         -          -          -           301       -             -           301
Reduction in employee stock
  ownership plan obligation                 -         -          -          -         -              30         -            30
Net income                                  -         -          -         29,800     -           -             -        29,800
Cash dividends declared ($.14 per
  common share)                             -         -          -         (8,150)    -           -             -        (8,150)
Change in net unrealized gains and
  losses on securities available for
  sale, net of tax                          -         -          -          -         -           -            (7,670)   (7,670)
Other                                      (1,194)       (3)         3      -         -           -             -         -
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                60,016,828  $150,042   $177,849   $505,623 $  (2,800) $     (631)     $ (4,140) $825,943
===============================================================================================================================
Balance, January 1, 1997               59,262,998  $148,158   $157,792   $569,851 $  (2,066) $     (443)     $ (4,585) $868,707
Issuance of shares in connection with
   Employee Benefit Plan, net of
   discount on Dividend Reinvestment
   Plan                                   366,812       917      6,445      -         -           -             -         7,362
Issuance of restricted stock               93,672       234      2,595      -        (2,829)      -             -         -
Repurchase of shares                   (1,430,220)   (3,575)   (42,721)     -         -           -             -       (46,296)
Issuance of shares for Hartsville
   Bancshares, Inc.                       350,522       876      9,223      -         -           -             -        10,099
Amortization of deferred
   compensation on restricted stock         -         -          -          -           522       -             -           522
Reduction in employee stock
   ownership plan obligation                -         -          -          -         -               7         -             7
Net income                                  -         -          -         34,030     -           -             -        34,030
Cash dividends declared ($.155 per
   common share)                            -         -          -         (9,233)    -           -             -        (9,233)
Change in net unrealized gains and
   losses on securities available for
   sale, net of tax                         -         -          -          -         -           -           (11,768)  (11,768)
Tax benefit from stock option and
   award plans                              -         -            712      -         -           -             -           712
Other                                       -         -              1      -         -           -             -             1
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                58,643,784  $146,610   $134,047   $594,648 $  (4,373) $     (436)     $(16,353) $854,143
===============================================================================================================================


See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                               Three Months Ended
                                                                                                    March 31
                                                                                             ----------------------
(in thousands)                                                                                1997           1996
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                 $ 34,030      $ 29,800
  Adjustments to reconcile net income to net cash provided by operating activities:
      Writedown on foreclosed property                                                            656         -
      Depreciation and amortization of premises and equipment                                   4,437         3,558
      Amortization of intangible assets                                                         2,775         1,971
      Other amortization, net                                                                     551           160
      Deferred income tax expense                                                               2,923         4,263
      Net realized gain on sales of securities                                                   (147)       (1,401)
      Net loss on sales and writedowns of premises and equipment                                    5             9
      Change in assets and liabilities, net of effects from acquisitions:
         (Increase) decrease in accrued interest receivable                                    (2,358)        1,535
         Increase (decrease) in accrued interest payable                                        2,954        (7,925)
         (Increase) decrease in trading account securities                                        256        (2,942)
         Increase in other assets                                                              14,569        26,561
         Increase (decrease) in other liabilities                                            (107,755)       34,812
-------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                          (47,104)       90,401
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net decrease in time deposits with other banks                                               35,944        18,582
  Proceeds from sales of securities available for sale                                        121,136       189,886
  Proceeds from maturities of securities available for sale                                    85,883        81,172
  Purchases of securities available for sale                                                 (257,285)     (381,070)
  Proceeds from maturities of securities held to maturity                                      51,293        47,491
  Purchases of securities held to maturity                                                    (19,106)      (59,799)
  Net decrease in federal funds sold and securities purchased under
    agreements to resell                                                                      144,319       159,130
  Net (increase) decrease in loans, net of repayments and sales                               (33,699)       74,555
  Acquisition, net of cash acquired                                                             2,763        12,376
  Proceeds from sales of premises and equipment                                                   156         3,011
  Purchases of premises and equipment                                                         (10,027)       (9,973)
-------------------------------------------------------------------------------------------------------------------
           Net cash provided by investing activities                                          121,377       135,361
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net decrease in deposits                                                                    (71,733)     (267,524)
  Net increase (decrease) in short-term borrowings                                            (82,979)       88,739
  Advances from (repayment to) Federal Home Loan Bank                                             528       (55,485)
  Net repayment of other long-term debt                                                           (78)        -
  Issuance of common shares under Employee Benefit and Dividend
      Reinvestment Plans                                                                        7,362         3,639
  Cash dividends paid                                                                          (9,233)       (8,150)
  Repurchase of common stock                                                                  (46,296)      (33,324)
  Tax benefit related to stock options                                                            712         -
  Other                                                                                             1            30
-------------------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                                             (201,716)     (272,075)
-------------------------------------------------------------------------------------------------------------------
  Decrease in cash and due from banks                                                        (127,443)      (46,313)
  Cash and due from banks, January 1                                                          603,456       494,496
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks, March 31                                                            $476,013      $448,183
===================================================================================================================
Cash paid during the year for:
  Interest expense                                                                           $ 84,920      $ 93,998
  Income taxes                                                                                  1,416         1,606
Non-cash investing activities:
  Foreclosures                                                                                    496           652
  Stock issued for acquisition                                                                 10,099        45,785
===================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the banking industry.

      The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in First American Corporation's (the "Corporation" or "First American") 1996 Annual Report to Shareholders. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with the current year presentation. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

      On April 7, 1997, the Board of Directors authorized a 2-for-1 stock split of First American's common stock payable on May 9, 1997. Accordingly, the consolidated financial statements for all periods presented have been restated to reflect the impact of the stock split.

(2)   NONPERFORMING ASSETS

      Nonperforming assets were as follows:

                                                                                MARCH 31            December 31
---------------------------------------------------------------------------------------------------------------
  (in thousands)                                                            1997         1996          1996
---------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                         $ 11,248     $ 17,161      $ 16,331
Foreclosed properties                                                        4,530        9,682         7,363
---------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                              $ 15,778     $ 26,843      $ 23,694
===============================================================================================================
90 days or more past due on accrual                                       $ 19,038     $  9,173      $ 11,711
===============================================================================================================
Nonperforming assets as a percent of loans
  and foreclosed properties (excluding
  90 days or more past due on accrual)                                         .23 %        .41 %         .36 %
===============================================================================================================

(3)   ALLOWANCE FOR LOAN LOSSES

      Transactions in the allowance for loan losses were as follows:

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
-------------------------------------------------------------------------------------------------------------
  (in thousands)                                                                         1997           1996
-------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                     $123,265      $132,415
Provision (credited) charged to operating expenses                                        -             -
Allowance of subsidiary purchased                                                           711         2,088
-------------------------------------------------------------------------------------------------------------
                                                                                        123,976       134,503
-------------------------------------------------------------------------------------------------------------
Loans charged off                                                                         5,894         5,699
Recoveries of loans previously charged off                                                4,469         3,577
-------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                           1,425         2,122
-------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                      $122,551      $132,381
=============================================================================================================

Allowance ratios were as follows:

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31
---------------------------------------------------------------------------------------------------------------
                                                                                           1997          1996
---------------------------------------------------------------------------------------------------------------
Allowance end of period to net loans outstanding                                           1.82 %        2.03 %
Net charge-offs to average loans (annualized)                                               .09           .13
===============================================================================================================

(4)   ACQUISITIONS

      On January 1, 1997, the Corporation completed its acquisition of Hartsville Bancshares, Inc. ("Hartsville"), an $89.5 million bank holding company, by exchanging approximately 350,000 shares of the Corporation's common stock (adjusted for the 2-for-1 split) for all of the outstanding shares of Hartsville. The acquisition was accounted for as a purchase. The purchase price in excess of the fair value of net assets acquired was $6 million and was recorded as goodwill. Hartsville was the parent of CommunityFirst Bank, which operated five branches in Middle Tennessee. CommunityFirst was simultaneously merged with and into First American National Bank ("FANB"), a wholly-owned subsidiary of the Corporation.

      On July 1, 1996, FANB purchased 96.2% of the stock of INVEST Financial Corporation ("INVEST") for $26.0 million in cash. Simultaneously, INVEST completed its acquisition of Investment Center Group, Inc., the parent of Investment Centers of America, in a transaction valued at approximately $5.0 million. INVEST is a national marketer of mutual funds, annuities and other investment products sold through financial institutions. Both transactions were accounted for as purchases. During the third quarter of 1996, FANB purchased an additional 2.1% of the stock of INVEST. The purchase price in excess of the fair value of net assets acquired was an aggregate of $17.7 million which is recorded as goodwill. Effective February 1, 1997, AmeriStar Capital Markets, Inc., formerly a wholly-owned subsidiary of FANB and a broker-dealer registered with the National Association of Securities Dealers, was merged with and into INVEST. As a result of this merger, FANB's equity ownership in INVEST increased to 98.5%.

      Effective April 1, 1996, FANB purchased 49% of the stock of The SSI Group, Inc., a healthcare payments processing company, for $8.6 million. The transaction was accounted for under the equity method of accounting.

      Effective March 11, 1996, the Corporation acquired First City Bancorp, Inc. ("First City") by exchanging approximately 2.2 million shares of First American Corporation common stock (adjusted for the 2-for-1 stock split) for all of the outstanding shares of First City. First City was a bank holding company headquartered in Murfreesboro, Tennessee, and operated two Tennessee state chartered banks and a consumer finance company. First City had $366 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area. The transaction was accounted for as a purchase. The purchase price in excess of the fair value of net assets acquired (goodwill) was $32.2 million.

(5)   ACCOUNTING MATTERS

      Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was adopted prospectively by the Corporation on January 1, 1997 with the exception of certain transactions that are deferred by the provisions of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 125 provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and extinguishments of liabilities. The adoption of this statement had no material impact on the consolidated financial statements.

(6)   EARNINGS PER COMMON SHARE

      Earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during each respective period.

(7)   COMMON STOCK

      The Corporation purchased 1.43 million shares of First American Corporation common stock (adjusted for the 2-for-1 stock split) in the open market during the first quarter of 1997 at a total cost of $46.3 million.
Under Tennessee law, such shares have been recognized as authorized but unissued. Accordingly, the Corporation reduced the par value and reflected the excess of the purchase price over par of such repurchased shares as a reduction from capital surplus.

      All of the First American shares exchanged in the Hartsville transaction were repurchased during January 1997 in the open market.

      On April 17, 1997, the Board of Directors authorized a 2-for-1 stock split payable on May 9, 1997, to shareholders of record on April 28, 1997, and reduced the par value of its common stock from $5.00 to $2.50 per share.

(8)   LEGAL AND REGULATORY MATTERS

      Following the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Charter Federal Savings Bank ("Charter" or now "FAFSB"), brought an action against the Office of Thrift Supervision and the Federal Deposit Insurance Corporation seeking injunctive and other relief, contending that Congress' elimination of supervisory goodwill required rescission of certain supervisory transactions. The Federal District Court found in Charter's favor, but in 1992 the Fourth Circuit Court of Appeals reversed, and the U.S. Supreme Court denied Charter's petition for certiorari. In 1995, the Federal Circuit Court found in favor of another thrift institution in a similar case (Winstar Corp. v. United States) in which the association sought damages for breach of contract. Charter also filed suit against the United States Government ("Government") in the Court of Federal Claims based on breach of contract. Pending the Supreme Court's review of the Winstar
decision, FAFSB's action was stayed.   In July 1996, the Supreme Court affirmed
the lower court's decision in Winstar. The stay was automatically lifted and FAFSB's suit is now proceeding. The Government, however, has filed a motion to dismiss the suit based on the prior Fourth Circuit decision. This motion has not yet been decided by the Federal Claims Court.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following discussion should be read in conjunction with the consolidated financial statements appearing within this report and by reference to First American Corporation's 1996 Annual Report.

OVERVIEW

      On April 17, 1997, the Board of Directors authorized a 2-for-1 stock split of First American Corporation common stock and a 29% increase in the quarterly cash dividend. On a post-split basis, the quarterly dividend in respect to the first quarter 1997 will be $.20 per share. The par value of the common stock was reduced from $5.00 to $2.50 per share. All financial data included has been restated to reflect the impact of the stock split.

      Net income for the first quarter of 1997 was $34.0 million, a $4.2 million, or 14.2% increase from the $29.8 million earned in the first quarter of 1996. Earnings per share also increased during the first quarter of 1997 to $.58, up 16% over the $.50 for the first quarter of 1996. Return on average assets ("ROA") was 1.37% versus 1.26% in the previous year's first quarter and return on average equity ("ROE") was 15.78% compared to 15.08% in the first quarter 1996.

      Effective January 1, 1997, First American acquired Hartsville, an $89.5 million bank holding company, by exchanging approximately 350,000 shares of the Corporation's common stock for all of the outstanding shares of Hartsville.
All of the First American shares exchanged in the transaction were repurchased in the open market during January 1997. Hartsville had five branches in Middle Tennessee and operated under the name CommunityFirst. Immediately following the merger of Hartsville with and into First American, CommunityFirst was merged with and into FANB. The acquisition was accounted for as a purchase.

      Effective July 1, 1996, FANB, a wholly-owned subsidiary of First American, purchased 96.2% of the stock of INVEST for $26.0 million in cash. Simultaneously, INVEST completed its acquisition of Investment Center Group, Inc., the parent of Investment Centers of America, in a transaction valued at $5.0 million, which makes INVEST the nation's largest marketer of mutual funds, annuities, and other investment products sold through financial institutions. Both transactions were accounted for as purchases. During the third quarter of 1996, FANB purchased an additional 2.1% of the stock of INVEST. Effective February 1, 1997, AmeriStar Capital Markets, Inc., formerly a wholly-owned subsidiary of FANB and a broker-dealer registered with the National Association of Securities Dealers, was merged with and into INVEST. As a result of the merger, FANB's equity ownership in INVEST increased to 98.5%.

      Effective April 1, 1996, FANB purchased 49% of the stock of The SSI Group, Inc., a health care payments processing company, for $8.6 million. The transaction is being accounted for under the equity method of accounting.

      Effective March 11, 1996, First American acquired First City by exchanging approximately 2.2 million shares of First American Corporation common stock for all of the outstanding shares of First City. First City was a bank holding company headquartered in Murfreesboro, Tennessee, and operated two Tennessee state chartered banks and a consumer finance company. First City had $366 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area. The transaction was accounted for as a purchase.

INCOME STATEMENT ANALYSIS
NET INTEREST INCOME

      Net interest income on a taxable equivalent basis represented 60% of total revenues in the first quarter of 1997 and 73% in the first quarter of 1996. For purposes of this discussion, total revenues consist of the sum of net interest income and noninterest income. Net interest income on a taxable equivalent basis in the first quarter of 1997 was $93.9 million, up $9.2 million, or 10.9%, from $84.7 million in the first quarter of 1996. Net interest income is the difference between total interest income earned on earning assets such as loans and securities and total interest expense incurred on interest-bearing liabilities such as deposits. Net interest income is affected by the volume and mix of earning assets and interest-bearing liabilities and the corresponding interest yields and costs.

      Total interest income on a taxable equivalent basis amounted to $182.3 million for the first quarter of 1997, compared to $172.2 million for the first quarter of 1996, an increase of $10.1 million, or 5.8%. Of the $10.1 million increase in total interest income, $8.3 million resulted from an increase in the volume of earning assets (primarily loans and securities) and $1.8 million resulted from an increase in average yields. Average earning assets rose $428.0 million, or 4.8%, to $9.27 billion. Average loans increased $265.3 million, or 4.1%, to $6.68 billion, average securities increased $341.3 million, or 16.2%, to $2.45 billion, and average money market investments decreased $178.6 million to $138.7 million. Excluding the effects of the Hartsville and First City acquisitions, average loans for the quarter ended March 31, 1997, increased 1.2% over the same period last year. The average yield on earning assets increased 14 basis points to 7.97% from 7.83%, reflecting a generally higher interest rate environment in the first quarter of 1997 compared to the first quarter of 1996 for financial instruments with maturities of one year or longer. For example, the 1-year and 5-year treasury security yields averaged 5.65% and 6.36%, respectively, in the first quarter of 1997 compared to 5.12% and 5.57%, respectively, in the first quarter of 1996. Shorter-term external interest rates were generally lower than the first quarter of 1996. Because some of First American's earning assets (and interest-bearing liabilities) do not reprice immediately upon a change in external rates and because of other factors, such as competitive pressures, a change in external rates will not result in a change in the Company's average yields on earning assets (and rates paid on interest-bearing liabilities) of the same magnitude or timing as the change in external rates.

      Total interest expense in the first quarter of 1997 increased $854.0 thousand, or 1%, to $88.4 million from the first quarter of 1996. Of the increase, $4.5 million resulted from an increase in the volume of interest-bearing liabilities which was partially offset by a $3.7 million decrease which was due to lower average interest rates paid on interest-bearing funds. In the first quarter of 1997, average interest-bearing liabilities grew $384.0 million, or 5.2%, to $7.82 billion from $7.44 billion in the first quarter of 1996. Average interest-bearing deposits increased $348.0 million, or 5.7%, to $6.4 billion, average short-term borrowings rose $97.2 million, or 9.8%, to $1.09 billion, and average long-term debt decreased $61.1 million, or 15.9%, to $322.6 million. Excluding the effects of the Hartsville and First City acquisitions, total average interest-bearing deposits increased 1%. The average rate paid on interest-bearing liabilities decreased 15 basis points to 4.58% from 4.73% due to lower short-term external interest rates in 1997 as compared to the first quarter of 1996.

      Net interest income in the first quarter of 1997 increased primarily as a result of the increase in the volume of earning assets and an improved net interest spread. Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities. First American's net interest spread improved 29 basis points to 3.39% during the first quarter of 1997 from 3.10% for the first quarter of 1996. This increase was due to a 14 basis point increase in yields on earning assets and a 15 basis point decrease in the rates paid on interest-bearing liabilities.

      As the net interest spread improved, the net interest margin, which is net interest income expressed as a percentage of average earning assets, increased to 4.11% for the first quarter of 1997 as compared with 3.85% for the same quarter a year earlier. The primary factors leading to the improvement in the net interest margin were the increase in the volume of earning assets and the improvement in net interest spread.

PROVISION FOR LOAN LOSSES

      This topic is addressed under the caption "Allowance and Provision for Loan Losses."

NONINTEREST INCOME

      Total noninterest income was $61.7 million for the first quarter of 1997 compared with $32.0 million for the first quarter of 1996, an increase of $29.7 million, or 92.9%. Noninterest income represented 40% of total revenues in the first quarter of 1997 and 27% during the same time last year. The increase in noninterest income from the first quarter of 1996 included a $26.8 million increase in investment services income, a $1.1 million, or 8.3%, increase in service charges on deposit accounts, and a $2.6 million, or 31.5%, increase in other income. Of the total $26.8 million improvement in investment services income over the first quarter of 1996, $26.0 million resulted from the acquisition of INVEST and the remainder resulted principally from growth in retail brokerage commissions related to mutual funds and annuities sales and institutional brokerage commissions on various types of securities transactions. The $1.1 million increase in service charges on deposit accounts resulted primarily from a greater number of deposit accounts and related activities for commercial and retail deposits. The average number of retail deposit accounts increased 2.5% and the average number of commercial deposit accounts increased 2.8% from first quarter 1996 to the current quarter. Other income in the first quarter of 1997 included a $1.0 million increase in ATM surcharge and network transaction fee items, which resulted principally from fees generated by the introduction of new ATM services such as stamps, mini-statements, and ATM use by non-First American customers, and a $1.2 million gain on the sale of mortgage loans. Excluding INVEST, noninterest income increased $3.1 million, or 9.6%.

NONINTEREST EXPENSE

      Total noninterest expense increased $31.8 million, or 47%, to $99.5 million for the first quarter of 1997 compared with $67.7 million for the same period in 1996. The increase in noninterest expense included a $17.8 million increase in subscribers' commissions related to INVEST's brokerage activities, an $8.4 million increase in salaries and employee benefits, a $4.0 million increase in other expenses, an $.8 million increase in net occupancy expense, and an $.8 million increase in systems and processing expense. The above increases were partially offset by a $.9 million decrease in marketing expense.

      Salaries and employee benefits increased $8.4 million, or 21.7%, from the same period in 1996 principally due to merit increases and additional employees resulting primarily from acquisitions. From March 31, 1996, to March 31, 1997, the number of full-time equivalent employees increased 11.4% related primarily to the Hartsville and INVEST acquisitions. Other expenses increased $4.0 million from the previous year's first quarter primarily due to an $.8 million increase in amortization of intangibles related to the Hartsville, First City, and INVEST acquisitions, a $.7 million increase in security clearing fees related to INVEST, a $.4 million increase in travel expenses, and a $.3 million increase in convention and group meeting expense. Net occupancy expense grew $.8 million primarily due to higher rent and other occupancy-related expenses due to the Hartsville, First City, and INVEST acquisitions. Systems and processing expense increased $.8 million over last year's first quarter primarily due to higher processing volumes related to the recent acquisitions and various projects to enhance systems. A decrease in marketing expense of $.9 million occurred due to statewide advertising projects that have been deferred. Of the total $31.8 million increase in noninterest expense, $25.7 million was associated with INVEST. Excluding INVEST, noninterest expense increased $6.1 million, or 9.1%. First American's operating efficiency ratio from the traditional banking business improved to 56.93% in the first quarter of 1997 compared to 58.0% the first quarter of 1996.

INCOME TAXES

      During the first quarters of 1997 and 1996, income tax expense was $21.1 million and $18.3 million, respectively. The major factor for the 15.3% increase in income tax expense was the higher income before income taxes.

BALANCE SHEET REVIEW
ASSETS

      Total assets of First American rose $357.5 million, or 3.6%, to $10.21 billion at March 31, 1997, compared to $9.85 billion one year earlier. The growth in total assets was primarily due to the $232.9 million, or 3.6%, increase in loans, net of unearned discount and net deferred loan fees, to $6.75 billion at March 31, 1997, from $6.52 billion at March 31, 1996. Leading the growth in loans were commercial loans, which increased $256.7 million, or 9%, over a broad range of industry categories. The increase in loan volume, in addition to increases from acquisitions, was primarily a reflection of positive economic conditions in Tennessee and adjacent states, and the success of First American's sales efforts and marketing programs. Also contributing to asset growth were increases in investment securities ($156.8 million), trading securities ($34.6 million), cash ($27.8 million), time deposits with other banks ($9.2 million), partially offset by the $149.7 million decrease in federal funds sold and securities purchased under agreements to resell.

      Total assets decreased $190.6 million from $10.4 billion at December 31, 1996, to $10.21 billion at March 31, 1997. The decrease in total assets from December 31, 1996, to March 31, 1997, was primarily due to the $144.3 million decrease in Federal funds sold and securities purchased under agreements to resell, and by the $127.4 million decrease in cash, partially offset by a $90.2 million increase in loans, net of unearned discount and net deferred loan fees. Leading the growth in loans were commercial loans which increased $89.6 million.

      During the first quarter of 1997, approximately $54.5 million of mortgage loans were sold with the mortgage servicing rights retained by First American. The transaction resulted in a gain of approximately $1.2 million.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

      Management's policy is to maintain the allowance for loan losses at a level which is adequate to absorb estimated loan losses inherent in the loan portfolio. The provision for loan losses is a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance at an appropriate level. Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision.

      In order to maintain the allowance at an appropriate level, First American's loan loss methodology produced no provision for loan losses during the first quarter of 1997 nor during the first quarter of 1996. The primary factors leading to no provision for loan losses in the first quarters of 1997 and 1996, were the continued favorable levels of asset quality as discussed under the caption "Asset Quality" and relatively low net loan charge-off experience. In the first quarter of 1997 there were net charge-offs of $1.4 million which compared to net charge-offs of $2.1 million in the first quarter of 1996. Net charge-offs as a percentage of average loans on an annualized basis amounted to .09% and .13%, respectively, in the first quarters of 1997 and 1996. Activity in the allowance for loan losses in the first quarter of 1997 also included a $.7 million increase due to the January 1, 1997 acquisition of Hartsville.

      The allowance for loan losses was $122.6 million at March 31, 1997, $132.4 million at March 31, 1996, and $123.3 million at December 31, 1996. The allowance for loan losses represented 1.82% and 2.03% of net loans at March 31, 1997 and 1996, respectively, and 1.85% at December 31, 1996.

ASSET QUALITY

      First American's nonperforming assets (excluding loans 90 days past due on accrual status) were $15.8 million at March 31, 1997, $26.8 million at March 31, 1996, and $23.7 million at December 31, 1996. Nonperforming assets (excluding loans 90 days past due on accrual status) at March 31, 1997, represented .23% of total loans and foreclosed properties, compared to .41% at March 31, 1996, and .36% at December 31, 1996. At March 31, 1997,
nonperforming assets were comprised of $11.2 million of non-accrual loans and $4.5 million of foreclosed properties.

      Other potential problem loans consist of loans that are currently not considered nonperforming but on which information about possible credit problems has caused Management to doubt the ability of the borrowers to comply fully with present repayment terms. At March 31, 1997, such loans totaled approximately $57 million compared with approximately $80 million of such loans at March 31, 1996, and $52 million at December 31, 1996. Depending on the economy and other factors, these loans and others, which may not be presently identified, could become nonperforming assets in the future.

LIABILITIES

      Total deposits were $7.8 billion at March 31, 1997, an increase of $360.8 million, or 4.8%, from $7.44 billion a year earlier. Core deposits, which are defined as total deposits excluding certificates of deposit $100,000 and over and foreign deposits, totaled $6.96 billion at March 31, 1997, and $6.71 billion at March 31, 1996. Short-term borrowings increased $38.9 million, or 3.7%, to $1.08 billion at March 31, 1997, from $1.04 billion at March 31, 1996. Long-term debt decreased $44.6 million from March 31, 1996, to $323.3 million at March 31, 1997, primarily due to the reclassification of $45.0 million of fixed rate Federal Home Loan Bank ("FHLB") borrowing from long- to short-term.

      Total deposits increased $9.9 million from $7.79 billion at December 31, 1996, to $7.8 billion at March 31, 1997. Core deposits increased $153.1 million, short-term borrowings decreased $74.0 million, and long-term debt decreased $7.9 million from December 31, 1996, to March 31, 1997. The decrease in long-term debt was primarily due to the reclassification of $9.0 million of fixed rate FHLB borrowings from long- to short-term.

OFF BALANCE SHEET INSTRUMENTS

      First American has utilized off balance sheet derivative products for a number of years in managing its interest rate sensitivity. Generally, a derivative transaction is a payments exchange agreement whose value derives from an underlying asset or underlying reference rate or index. The use of non-complex, non-leveraged derivative products has reduced the Company's exposure to changes in the interest rate environment. By using derivative products such as interest rate swaps and futures contracts to alter the nature of (hedge) specific assets or liabilities on the balance sheet (for example to change a variable to a fixed rate obligation), the derivative product offsets fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should produce close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products have enabled First American to improve its balance between interest-sensitive assets and interest-sensitive liabilities by managing interest rate sensitivity, while continuing to meet the lending and deposit needs of its customers.

      In conjunction with managing interest rate sensitivity, at March 31, 1997, First American had derivatives with notional values totaling $1.15 billion. These derivatives had a net positive fair value (unrealized net pre-tax gain) of $2.7 million. Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. At March 31, 1996, First American had derivatives with notional values totaling $1.2 billion. These derivatives had a net negative fair value (unrealized pre-tax loss) of $42.0 thousand at March 31, 1996. The instruments utilized are noted in the following table along with their notional amounts and fair values at March 31, 1997 and 1996.

                                                                                                 Weighted
                                                                    Weighted Average             Average
                                                                          Rate                   Maturity
                           Related Variable Rate    Notional      --------------------           --------        Fair
 (in thousands)               Asset/Liability        Amount       Paid        Received            Years          Value
-----------------------------------------------------------------------------------------------------------------------
 MARCH 31, 1997
  Interest rate swaps     Money market deposits   $  200,000      5.67%  (1)     5.53% (2)         2.3        $   3,804
  Interest rate swaps     Loans                      350,000      5.55   (3)     6.65  (1)         4.5           (2,824)
  Forward interest rate   Available for sale
    swaps                 securities                 200,000      7.01   (4)      N/A  (4)         3.6             (117)
  Forward interest rate
    swaps                 Money market deposits      400,000      6.27   (5)      N/A  (5)         1.5            1,857
                                                  ----------                                                  ---------
                                                  $1,150,000                                                  $   2,720
=======================================================================================================================
 March 31, 1996
  Interest rate swaps     Money market deposits   $  900,000      5.90%  (1)     5.35% (2)         1.6        $     757
  Interest rate swaps     Long-term debt             100,000      6.32   (1)     5.28  (3)          .4             (436)
  Forward interest rate
    swaps                 Money market deposits      200,000      6.64   (6)     5.33  (6)          .3             (363)
                                                  ----------                                                  ---------
                                                  $1,200,000                                                  $     (42)
=======================================================================================================================

(1)   Fixed rate.
(2) Variable rate which reprices quarterly based on 3-month LIBOR except for $25 million which reprices every 6 months based on 6-month LIBOR.
(3)   Variable rate which reprices quarterly based on 3-month LIBOR.
(4) Forward swap periods to begin in May 1997 for $50 million, June 1997 for $50 million and April 1998 for $100 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR but were unknown at March 31, 1997, since the forward swap periods had not yet begun.
(5) Forward swap periods to begin in May 1997 for $100 million, and September 1997 for $100 million, and November 1997 for $200 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR but were unknown at March 31, 1997, since the forward swap period had not yet begun.
(6) Forward swap periods began in June 1995. The rates paid are fixed and were set at the inception of the contracts. Variable rates received are based on a 3-month LIBOR and reprice quarterly.

      As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities which offer more interest rate risk protection. At March 31, 1997, there were $3.5 million of deferred net gains related to terminated derivatives contracts, and there were $3.3 million of deferred net losses at March 31, 1996. Deferred gains and losses on off balance sheet derivative activities are recognized as interest income or interest expense over the original covered periods.

      Net interest income for the quarter ended March 31, 1997, was increased by derivative products income of $.6 million. Net interest income for the quarter ended March 31, 1996, was decreased by $2.7 million derivative products expense. The change from derivative products net expense in the first quarter of 1996 to net pretax income in the first quarter of 1997 was primarily due to the reduced amortization of deferred losses on terminated derivative contracts and changes in the interest rate environment.

      Credit risk exposure due to off-balance-sheet hedging is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. As of March 31, 1997, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure. First American's net credit exposure on outstanding derivatives was $4.0 million on March 31, 1997. Given the credit standing of the counterparts to the derivative contracts, Management believes that this credit exposure is reasonable in light of its objectives.

CAPITAL POSITION

      Total shareholders' equity was $854.1 million, or 8.37% of total assets at March 31, 1997, $825.9 million, or 8.38% of total assets, at March 31, 1996, and $868.7 million, or 8.35% of total assets at December 31, 1996. Book value per share was $14.56 on March 31, 1997, $13.76 per share on March 31, 1996, and $14.66 per share on December 31, 1996.

      Total shareholders' equity decreased $14.6 million from December 31, 1996, principally from the repurchase of $46.3 million of common stock and the $11.8 million decrease in net unrealized gains and losses on securities available for sale, net of tax and offset by increases of $24.8 million of earnings retention ($34.0 million of net income less $9.2 million of dividends), $7.4 million of common stock issued for employee benefit and dividend reinvestment plans, and $9.6 million of common stock issued for the acquisition of Hartsville. All of the First American shares exchanged in the Hartsville transaction were repurchased during January 1997 in the open market.

      On April 17, 1997, the Board of Directors authorized a 2-for-1 stock split and a 29% increase in the quarterly cash dividend. On a post-split basis, the quarterly dividend in respect to the first quarter of 1997 will be $.20 per share. All financial data has been restated to reflect the impact of the stock split. In the first quarter of 1997, First American declared cash dividends on its common stock of $.155 per share compared to $.14 per share in the first quarter of 1996. The dividend payout ratio was 27% in the first quarter of 1997 compared to 28% in the first quarter of 1996.

      The Federal Reserve Board and Office of the Comptroller of the Currency
(OCC) regulations require that bank holding companies and national banks maintain minimum capital ratios. As of March 31, 1997, the Corporation and its bank subsidiaries, FANB and First American National Bank of Kentucky ("FANBKY"), had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. At March 31, 1997, the Corporation, FANB, and FANBKY had total risk-based capital ratios of 11.98%, 11.50%, and 10.59%, respectively, Tier I risk-based capital ratios of 9.49%, 10.24%, and 9.97%, respectively, and Tier I leverage capital ratios of 7.62%, 8.31%, and 6.29%, respectively. In order to be considered well capitalized, the total risk-based capital ratio must be a minimum of 10%, the Tier I risk-based capital ratio must equal or exceed 6%, and the Tier I leverage capital ratio must be 5% or greater.

      First American Federal Savings Bank ("FAFSB") is subject to capital requirements adopted by the Office of Thrift Supervision ("OTS"), which are similar to those issued by the Federal Reserve Board and the OCC. At March 31, 1997, FAFSB's core (leverage) capital ratio was 6.21%, its Tier I capital ratio was 12.58% of risk based weighted assets, and its total risk-based capital ratio was 13.42%, all of which exceeded the minimum ratios established by the OTS.

LIQUIDITY

      Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets, which include cash and cash equivalents (less Federal Reserve Bank reserve requirements), money market instruments, and securities that will mature within one year, amounted to $927.3 million and $934.2 million at March 31, 1997 and 1996, respectively. The estimated average maturity of securities was 4.3 years and 4.2 years at March 31, 1997 and 1996, respectively. The average repricing life of the total securities portfolio was
2.4 years and 1.7 years at March 31, 1997 and 1996, respectively. The overall liquidity position of First American is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 89% of total deposits at March 31, 1997, versus 90% at March 31, 1996.

      An additional source of liquidity is the Corporation's three year $70 million revolving credit agreement which will expire March 31, 1998. First American had no borrowings under this agreement during 1996 or 1997.

                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

            The information called for by this item is incorporated by reference to Item 3 of the Registrant's annual report on Form 10-K for the year ended December 31, 1996, and Note 8 to the Corporation's Consolidated Financial Statements for the quarter ended March 31, 1997 included herein.


Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Number                                              Description
            ------        ----------------------------------------------------------------------------------------------
             3.1          Restated Charter of the Registrant currently in effect as amended and corrected, included herein.

             3.2          By-laws of the Registrant currently in effect as amended January 16, 1997, are incorporated by reference to Item 14 of the Registrant's Annual Report on Form 10-K for the year ended
                          December 31, 1996.

            11            Statement regarding computation of per share earnings is included in Note 6 to the
                          Consolidated Financial Statements for the quarter ended March 31, 1997.  See Part 1, Item 1.

            15            Letter regarding unaudited interim financial information from KPMG Peat Marwick LLP, dated
                          April 17, 1997.

            27            Financial Data Schedule for interim year-to-date period ended March 31, 1997.  (For SEC use only)

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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

                                  Date:                May 13, 1997
                                         -------------------------------------