Form 10-Q
period 1997-06-30
FIRST AMERICAN CORP /TN/
filed 1997-08-13
CIK 36068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

         Common shares outstanding: 58,359,035 as of July 31, 1997.

                          FIRST AMERICAN CORPORATION
                               AND SUBSIDIARIES

                                    INDEX


Part I.     Financial Information                                             Page
---------------------------------                                             ----
Item 1      Financial Statements (unaudited)

            Consolidated Income Statements for the Three and Six
            Months Ended June 30, 1997 and 1996                                 3

            Consolidated Balance Sheets as of June 30, 1997,
            June 30, 1996 and December 31, 1996                                 4

            Consolidated Statements of Changes in Shareholders' Equity
            for the Six Months Ended June 30, 1997 and June 30, 1996            5

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 1997 and June 30, 1996                               6

            Notes to Consolidated Financial Statements                          7

Item 2      Management's Discussion and Analysis                               11



Part II.    Other Information
-----------------------------
Item 1      Legal Proceedings                                                  20

Item 4      Submission of Matters to a Vote of Security Holders                20

Item 6      Exhibits and Reports on Form 8-K                                   21

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                              Quarter Ended             Six Months Ended
                                                                                 June 30                     June 30
                                                                          ----------------------    -----------------------
(dollars in thousands, except per share amounts)                             1997        1996           1997       1996
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                              $141,961     $135,259      $280,663     $268,251
   Interest and dividends on securities                                      39,773       37,740        80,340       71,819
   Interest on federal funds sold and securities purchased under
   agreements to resell                                                         709          961         1,597        4,719
   Interest on time deposits with other banks and other interest              1,193          663         2,336        1,164
---------------------------------------------------------------------------------------------------------------------------
       Total interest income                                                183,636      174,623       364,936      345,953
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits:
     NOW accounts                                                             4,801        3,956         9,316        7,836
     Money market accounts                                                   26,570       27,331        51,960       52,646
     Regular savings                                                          1,744        1,997         3,515        4,199
     Certificates of deposit under $100,000                                  21,530       21,864        43,500       43,593
     Certificates of deposit $100,000 and over                               10,426        8,894        20,568       18,043
     Other time and foreign                                                   6,442        6,677        12,708       13,257
---------------------------------------------------------------------------------------------------------------------------
       Total interest on deposits                                            71,513       70,719       141,567      139,574
---------------------------------------------------------------------------------------------------------------------------
   Interest on short-term borrowings                                         13,579       12,108        26,935       24,319
   Interest on long-term debt                                                 4,995        6,569         9,951       13,015
---------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                                90,087       89,396       178,453      176,908
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                          93,549       85,227       186,483      169,045
PROVISION FOR LOAN LOSSES                                                         -            -             -            -
---------------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses                   93,549       85,227       186,483      169,045
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
   Service charges on deposit accounts                                       16,514       14,640        31,235       28,229
   Commissions and fees on fiduciary activities                               4,734        4,329         9,434        8,756
   Investment services income                                                28,298        3,667        58,292        6,867
   Trading account revenue                                                      288           11           657          284
   Merchant discount fees                                                       880          856         1,720        1,625
   Net realized gain on sales of securities                                     619          106           766        1,507
   Other income                                                              11,506        7,847        22,486       16,197
---------------------------------------------------------------------------------------------------------------------------
       Total noninterest income                                              62,839       31,456       124,590       63,465
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
   Salaries and employee benefits                                            46,634       39,057        93,929       77,924
   Net occupancy expense                                                      6,856        5,665        13,684       11,690
   Equipment expense                                                          5,523        4,155        10,337        8,235
   Systems and processing expense                                             3,945        3,537         7,876        6,633
   FDIC insurance expense                                                       304          722           593        1,376
   Marketing expense                                                          3,515        3,449         6,171        6,980
   Communication expense                                                      3,588        2,968         6,962        5,761
   Supplies expense                                                           1,513        1,109         3,119        2,375
   Foreclosed properties expense (income), net                               (1,601)      (2,466)       (2,228)      (2,652)
   Subscribers' commissions                                                  17,159            -        34,961            -
   Other expenses                                                            11,605        8,225        23,174       15,787
---------------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                                             99,041       66,421       198,578      134,109
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE
                                                                             57,347       50,262       112,495       98,401
Income tax expense                                                           22,006       19,373        43,124       37,712
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $ 35,341     $ 30,889      $ 69,371     $ 60,689
===========================================================================================================================
PER COMMON SHARE: (RESTATED FOR 2-FOR-1 STOCK SPLIT ON MAY 9, 1997)
   Net income                                                                $ .600       $ .520        $1.180       $1.020
   Dividends declared                                                          .200         .155          .355         .295
===========================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   58,842       59,397        58,961       59,216
===========================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                          June 30              December 31
                                                                                 ------------------------      ------------
(dollars in thousands, except per share amounts)                                     1997         1996             1996
---------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                       $   551,533  $   452,360       $   603,456
   Time deposits with other banks                                                      8,039        7,692            53,801
   Securities:
     Held to maturity (market value $739,309, $885,446, and $835,192,
       respectively)                                                                 738,690      890,051           834,547
     Available for sale (amortized cost $1,569,361, $1,532,856, and
       $1,685,743, respectively)                                                   1,558,826    1,513,420         1,678,232
---------------------------------------------------------------------------------------------------------------------------
       Total securities                                                            2,297,516    2,403,471         2,512,779
---------------------------------------------------------------------------------------------------------------------------
   Federal funds sold and securities purchased under agreements to resell             59,041       62,201           161,677
   Trading account securities                                                         57,154       44,375            60,210
   Loans:
     Commercial                                                                    3,138,706    2,923,322         3,010,125
     Consumer--amortizing mortgages                                                1,768,482    1,840,511         1,782,630
     Consumer--other                                                               1,589,160    1,301,216         1,334,750
     Real estate--construction                                                       189,436      168,520           190,673
     Real estate--commercial mortgages and other                                     368,843      372,302           345,466
---------------------------------------------------------------------------------------------------------------------------
       Total loans                                                                 7,054,627    6,605,871         6,663,644
     Unearned discount and net deferred loan fees                                      4,191        6,389             5,047
---------------------------------------------------------------------------------------------------------------------------
       Loans, net of unearned discount and net deferred loan fees                  7,050,436    6,599,482         6,658,597
     Allowance for loan losses                                                       118,695      133,562           123,265
---------------------------------------------------------------------------------------------------------------------------
       Total net loans                                                             6,931,741    6,465,920         6,535,332
---------------------------------------------------------------------------------------------------------------------------
   Premises and equipment, net                                                       178,462      143,357           162,257
   Foreclosed properties                                                               4,549        8,778             7,363
   Other assets                                                                      291,986      285,691           302,593
---------------------------------------------------------------------------------------------------------------------------
       Total assets                                                              $10,380,021  $ 9,873,845       $10,399,468
===========================================================================================================================

LIABILITIES
   Deposits:
     Demand (noninterest-bearing)                                                $ 1,342,330  $ 1,240,038       $ 1,374,528
     NOW accounts                                                                    888,937      792,221           830,269
     Money market accounts                                                         2,364,170    2,195,793         2,295,112
     Regular savings                                                                 292,766      339,207           303,691
     Certificates of deposit under $100,000                                        1,617,963    1,699,914         1,665,675
     Certificates of deposit $100,000 and over                                       773,013      696,276           893,794
     Other time                                                                      349,712      363,369           332,651
     Foreign                                                                         131,938       93,173            97,257
---------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                              7,760,829    7,419,991         7,792,977
---------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings                                                           1,254,915    1,154,541         1,154,372
   Long-term debt                                                                    317,627      349,766           331,157
   Other liabilities                                                                 173,623      130,479           252,255
---------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                           9,506,994    9,054,777         9,530,761
---------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, $2.50 par value; authorized 100,000,000 shares; issued:
     58,720,229 shares at June 30, 1997; 59,135,902 shares at
     June 30, 1996 and 59,262,998 shares at December 31, 1996                        146,801      147,840           148,158
   Capital surplus                                                                   129,780      159,226           157,792
   Retained earnings                                                                 618,206      527,296           569,851
   Deferred compensation on restricted stock                                         (15,091)      (2,693)           (2,066)
   Employee stock ownership plan obligation                                             (291)        (599)             (443)
---------------------------------------------------------------------------------------------------------------------------
     Realized shareholders' equity                                                   879,405      831,070           873,292
   Net unrealized losses on securities available for sale, net of tax                 (6,378)     (12,002)           (4,585)
---------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                    873,027      819,068           868,707
---------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $10,380,021  $ 9,873,845       $10,399,468
===========================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                                NET
                                                                                                             UNREALIZED
                                                                                                               GAINS
SIX MONTHS ENDED JUNE 30, 1996, AND       COMMON                                      DEFERRED    EMPLOYEE    (LOSSES)
   JUNE 30, 1997                          SHARES                                    COMPENSATION    STOCK        ON
                                          ISSUED                                         ON       OWNERSHIP   SECURITIES
(DOLLARS IN THOUSANDS EXCEPT PER SHARE      AND       COMMON    CAPITAL    RETAINED  RESTRICTED      PLAN     AVAILABLE
   AMOUNTS)                             OUTSTANDING   STOCK     SURPLUS    EARNINGS     STOCK     OBLIGATION   FOR SALE    TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                 59,079,638  $147,699   $162,254   $483,973    $ (1,263)   $   (661)   $  3,530   $795,532
Issuance of common shares in
   connection with Employee Benefit
   Plan, net of discount on Dividend
   Reinvestment Plan                        451,626     1,129      7,067          -           -           -           -      8,196
Issuance of shares of restricted
   common stock                              88,976       223      1,868          -      (2,091)          -           -          -
Repurchase of shares of common
   stock                                 (2,630,662)   (6,577)   (52,884)         -           -           -           -    (59,461)
Issuance of common shares for
   purchase of First City Bancorp, Inc.   2,147,518     5,369     40,937          -           -           -           -     46,306
Amortization of deferred
   compensation on restricted stock               -         -          -          -         661           -           -        661
Reduction in employee stock
   ownership plan obligation                      -         -          -          -           -          62           -         62
Net income                                        -         -          -     60,689           -           -           -     60,689
Cash dividends declared ($.295 per
   common share)                                  -         -          -    (17,366)          -           -           -    (17,366)
Change in net unrealized gains/losses
   on securities available for sale, net
   of tax                                         -         -          -          -           -           -     (15,532)   (15,532)
Other                                        (1,194)       (3)       (16)         -           -           -           -        (19)
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                   59,135,902  $147,840   $159,226   $527,296   $  (2,693)  $    (599)  $ (12,002)  $819,068
==================================================================================================================================

Balance, January 1, 1997                 59,262,998  $148,158   $157,792   $569,851   $  (2,066)  $    (443)  $  (4,585)  $868,707
Issuance of common shares in
    connection with Employee Benefit
    Plan, net of discount on Dividend
    Reinvestment Plan                       759,318     1,898     11,606          -           -           -           -     13,504
Issuance of shares of restricted
    common stock                            448,914     1,122     13,600          -     (14,722)          -           -          -
Repurchase of shares of common
    stock                                (2,101,611)   (5,254)   (64,253)         -          -           -           -     (69,507)
Issuance of shares for Hartsville
    Bancshares, Inc.                        350,522       876      9,223          -           -           -           -     10,099
Amortization of deferred
    compensation on restricted stock              -         -          -          -       1,697           -           -      1,697
Reduction in employee stock
    ownership plan obligation                     -         -          -          -           -         152           -        152
Net income                                        -         -          -     69,371           -           -           -     69,371
Cash dividends declared ($.355 per
    common share)                                 -         -          -    (21,016)          -           -           -    (21,016)
Change in net unrealized gains/losses
    on securities available for sale, net
    of tax                                        -         -          -          -           -           -      (1,793)    (1,793)
Tax benefit from stock option and
    award plans                                   -         -      1,809          -           -           -           -      1,809
Other                                            88         1          3          -           -           -           -          4
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                   58,720,229  $146,801   $129,780   $618,206    $(15,091)  $    (291)    $(6,378)   $873,027
==================================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Six Months Ended
                                                                                                   June 30
                                                                                          -----------------------
(in thousands)                                                                               1997           1996
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                              $ 69,371      $ 60,689
   Adjustments to reconcile net income to net cash provided by operating activities:
       Gain on foreclosed property                                                           (2,382)            -
       Depreciation and amortization of premises and equipment                                9,305         7,239
       Amortization of intangible assets                                                      5,585         4,356
       Other amortization, net                                                                1,894           250
       Deferred income tax expense                                                            6,545         6,844
       Net realized gain on sales of securities                                                (766)       (1,507)
       Net (gain) loss on sales and writedowns of premises and equipment                         39           (15)
       Change in assets and liabilities, net of effects from acquisitions:
         (Increase) decrease in accrued interest receivable                                  (5,480)        5,215
         Increase (decrease) in accrued interest payable                                        412       (14,215)
         (Increase) decrease in trading account securities                                    3,056       (21,956)
         Decrease in other assets                                                            18,520        38,226
         Increase (decrease) in other liabilities                                           (79,796)       (1,895)
-----------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                         26,303        83,231
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Net decrease in time deposits with other banks                                            45,768        19,579
   Proceeds from sales of securities available for sale                                     406,130       240,255
   Proceeds from maturities of securities available for sale                                182,083       191,338
   Purchases of securities available for sale                                              (447,931)     (635,710)
   Proceeds from maturities of securities held to maturity                                  119,000       109,564
   Purchases of securities held to maturity                                                 (22,869)      (65,792)
   Net decrease in federal funds sold and securities purchased under
     agreements to resell                                                                   102,636       264,030
   Net increase in loans, net of repayments and sales                                      (339,000)       (6,612)
   Acquisition, net of cash acquired                                                          2,678         4,525
   Proceeds from sales of premises and equipment                                                 33        11,809
   Purchases of premises and equipment                                                      (24,049)      (28,457)
-----------------------------------------------------------------------------------------------------------------
           Net cash provided by investing activities                                         24,479       104,529
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net decrease in deposits                                                                (113,741)     (289,539)
   Net increase (decrease) in other short-term borrowings                                   (73,457)      217,811
   Advances from (repayment to) Federal Home Loan Bank                                      159,776       (89,187)
   Net repayment of other long-term debt                                                        (77)         (393)
   Issuance of common shares under Employee Benefit and Dividend
     Reinvestment Plans                                                                      13,504         8,196
   Cash dividends paid                                                                      (21,016)      (17,366)
   Repurchase of common stock                                                               (69,507)      (59,461)
   Tax benefit related to stock options                                                       1,809             -
   Other                                                                                          4            43
-----------------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                                           (102,705)     (229,896)
-----------------------------------------------------------------------------------------------------------------
   Decrease in cash and due from banks                                                      (51,923)      (42,136)
   Cash and due from banks, January 1                                                       603,456       494,496
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks, June 30                                                           $551,533      $452,360
=================================================================================================================
Cash paid during the year for:
   Interest expense                                                                        $177,549      $189,684
   Income taxes                                                                              26,397        26,308
Non-cash investing activities:
   Foreclosures                                                                               1,075           216
   Stock issued for acquisition                                                              10,099        46,306
=================================================================================================================


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

(2)    ACCOUNTING POLICIES FOR DERIVATIVE INSTRUMENTS
       The Corporation enters into interest rate swap and forward interest rate swap transactions (swaps), as well as futures contracts, in connection with its asset/liability management program in managing interest rate exposure arising out of non-trading assets and liabilities. There must be correlation of interest rate movements between these derivative instruments and the underlying assets or liabilities. The impact of a swap is accrued over the life of the agreement based on expected settlement payments and is recorded as an adjustment to interest income or expense in the period in which it accrues and in the category appropriate to the related asset or liability. The related amount receivable from or payable to the swap counterpart is included as accrued interest in other assets or liabilities in the consolidated balance sheets. Realized and unrealized gains and losses on futures contracts which are designated as effective hedges of interest rate exposure arising out of non-trading assets and liabilities are deferred and recognized as interest income or interest expense, in the category appropriate to the related asset or liability, over the covered periods or lives of the hedged assets or liabilities. Gains or losses on early terminations of derivative financial instruments that modify the underlying characteristics of specified assets or liabilities are deferred and amortized as an adjustment to the yield or rate of the related assets or liabilities over the remaining covered period. At such time that there is no longer correlation of interest rate movements between the derivative instrument and the underlying asset or liability, or if all of the underlying assets or liabilities specifically related to a derivative instrument matures, is sold, or terminated, then the related derivative instrument would be closed out or marked to market as an element of noninterest income on an ongoing basis.
       On a limited basis, the Corporation also enters into interest rate swap agreements, as well as interest rate cap and floor agreements, with customers desiring protection from possible adverse future fluctuations in interest rates. As an intermediary, the Corporation generally maintains a portfolio of matched offsetting interest rate contract agreements. At the inception of such agreements, the portion of the compensation related to credit risk and ongoing servicing, if any, is deferred and taken into income over the term of the agreements.

(3)    NONPERFORMING ASSETS
       Nonperforming assets were as follows:

                                                             JUNE 30              December 31
----------------------------------------------------------------------------------------------
       (in thousands)                                   1997          1996            1996
----------------------------------------------------------------------------------------------
Non-accrual loans                                     $ 11,254      $ 17,567       $ 16,331
Foreclosed properties                                    4,549         8,778          7,363
----------------------------------------------------------------------------------------------
    Total nonperforming assets                        $ 15,803      $ 26,345       $ 23,694
==============================================================================================
90 days or more past due on accrual                   $ 13,421      $ 13,797       $ 11,711
==============================================================================================
Nonperforming assets as a percent of loans
    and foreclosed properties (excluding
    90 days or more past due on accrual)                   .22%          .40%           .36%
==============================================================================================


(4)    ALLOWANCE FOR LOAN LOSSES
       Transactions in the allowance for loan losses were as follows:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30
-----------------------------------------------------------------------------------
       (in thousands)                                         1997            1996
-----------------------------------------------------------------------------------
Balance, January 1                                          $123,265       $132,415
Provision charged to operating expenses                        -              -
Allowance of subsidiary purchased                                711          2,126
-----------------------------------------------------------------------------------
                                                             123,976        134,541
-----------------------------------------------------------------------------------
Loans charged off                                             13,964         12,295
Recoveries of loans previously charged off                     8,683         11,316
-----------------------------------------------------------------------------------
Net charge-offs                                                5,281            979
-----------------------------------------------------------------------------------
Balance, June 30                                            $118,695       $133,562
===================================================================================


Allowance ratios were as follows:

                                                               SIX MONTHS ENDED
                                                                    JUNE 30
--------------------------------------------------------------------------------
                                                               1997        1996
--------------------------------------------------------------------------------
Allowance end of period to net loans outstanding               1.68%       2.02%
Net charge-offs to average loans (annualized)                   .16         .03
================================================================================

(5)    ACQUISITIONS
       On January 1, 1997, the Corporation completed its acquisition of Hartsville Bancshares, Inc. ("Hartsville"), an $89.5 million bank holding company, by exchanging approximately 350,000 shares of the Corporation's common stock (adjusted for the 2-for-1 split) for all of the outstanding shares of Hartsville. The acquisition was accounted for as a purchase. The purchase price in excess of the fair value of net assets acquired was $6 million and was recorded as goodwill. Hartsville was the parent of CommunityFirst Bank, which operated five branches in Middle Tennessee. CommunityFirst was simultaneously merged with and into First American National Bank ("FANB"), a wholly-owned subsidiary of the Corporation.
       On July 1, 1996, FANB purchased 96.2% of the stock of INVEST Financial Corporation ("INVEST") for $26.0 million in cash. Simultaneously, INVEST completed its acquisition of Investment Center Group, Inc., the parent of Investment Centers of America, in a transaction valued at approximately $5.0 million. INVEST is a national marketer of mutual funds, annuities and other investment products sold through financial institutions. Both transactions were accounted for as purchases. During the third quarter of 1996, FANB purchased an additional 2.1% of the stock of INVEST. The purchase price in excess of the fair value of net assets acquired was an aggregate of $17.7 million which is recorded as goodwill. Effective

February 1, 1997, AmeriStar Capital Markets, Inc., formerly a wholly-owned subsidiary of FANB and a broker-dealer registered with the National Association of Securities Dealers, was merged with and into INVEST. As a result of this merger, FANB's equity ownership in INVEST increased to 98.5%.
       Effective April 1, 1996, FANB purchased 49% of the stock of The SSI Group, Inc., a healthcare payments processing company, for $8.6 million. The transaction was accounted for under the equity method of accounting.
       Effective March 11, 1996, the Corporation acquired First City Bancorp, Inc. ("First City") by exchanging approximately 2.2 million shares of First American Corporation common stock (adjusted for the 2-for-1 stock split) for all of the outstanding shares of First City. First City was a bank holding company headquartered in Murfreesboro, Tennessee, and operated two Tennessee state chartered banks and a consumer finance company. First City had $366 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area. The transaction was accounted for as a purchase. The purchase price in excess of the fair value of net assets acquired (goodwill) was $32.2 million.

(6)    ACCOUNTING MATTERS
       Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was adopted prospectively by the Corporation on January 1, 1997 with the exception of certain transactions that are deferred by the provisions of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 125 provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and extinguishments of liabilities. The adoption of this statement had no material impact on the consolidated financial statements.
       SFAS No. 128, "Earnings Per Share," establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. The statement simplifies the standards for computing EPS and provides a more compatible computation with EPS standards of other countries. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Restatement of all prior period EPS data presented is required. The adoption of this statement is not expected to have a material impact on the consolidated financial statements.
       SFAS No. 129, "Disclosure of Information about Capital Structure," requires disclosure of information about an entity's capital structure that has issued securities. This statement requires no change in the Corporation's previous disclosure requirements under Accounting Principles Board Opinion No. 15 and, as such, will have no material impact on the consolidated financial statements. SFAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997.
       SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption of SFAS No. 130 does not affect recognition or measurement of comprehensive income and its components and as such will only affect the reporting and display in the consolidated financial statements.
       SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adoption of SFAS No. 131 will expand disclosures related to the consolidated financial statements.

(7)    EARNINGS PER COMMON SHARE
       Earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during each respective period.

(8)    COMMON STOCK
       The Corporation purchased 2.1 million shares of First American Corporation common stock (adjusted for the 2-for-1 stock split) in the open market during the first six months of 1997 at a total cost of $69.5 million. Under Tennessee law, such shares have been recognized as authorized but unissued. Accordingly, the Corporation reduced the par value and reflected the excess of the purchase price over par of such repurchased shares as a reduction from capital surplus.
       All of the First American shares exchanged in the Hartsville transaction were repurchased during January 1997 in the open market.

(9)    LEGAL AND REGULATORY MATTERS
       Following the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Charter Federal Savings Bank ("Charter" or now "FAFSB"), brought an action against the Office of Thrift Supervision and the Federal Deposit Insurance Corporation seeking injunctive and other relief, contending that Congress' elimination of supervisory goodwill required rescission of certain supervisory transactions. The Federal District Court found in Charter's favor, but in 1992 the Fourth Circuit Court of Appeals reversed, and the U.S. Supreme Court denied Charter's petition for certiorari. In 1995, the Federal Circuit Court found in favor of another thrift institution in a similar case (Winstar Corp. v. United States) in which the association sought damages for breach of contract. Charter also filed suit against the United States Government ("Government") in the Court of Federal Claims based on breach of contract. Pending the Supreme Court's review of the Winstar decision, FAFSB's action was stayed. In July 1996, the Supreme Court affirmed the lower court's decision in Winstar. The stay was automatically lifted and FAFSB's suit is now proceeding. The Government, however, has filed a motion to dismiss the suit based on the prior Fourth Circuit decision. This motion has not yet been decided by the Federal Claims Court.
       The value of FAFSB's claims against the Government, as well as their ultimate outcome, are contingent upon a number of factors, some of which are outside of FAFSB's control, and are highly uncertain as to substance, timing and the dollar amount of any damages which might be awarded should FAFSB finally prevail. Under the Agreement and Plan of Reorganization as amended by and between FAFSB and the Corporation, in the event that FAFSB is successful in this litigation, the FAFSB shareholders as of December 1, 1995 will be entitled to receive additional consideration equal in value to 50% of any recovery, net of all taxes and certain other expenses, including the costs and expenses of such litigation, received on or before December 1, 2000 subject to certain limitations in the case of certain business combinations. Such additional consideration, if any, is payable in the common stock of the Corporation, based on the average per share closing price on the date of receipt by FAFSB of the last payment constituting a recovery from the Government.
       Also, there are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of Management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS


       The following discussion should be read in conjunction with the consolidated financial statements appearing within this report and by reference to First American Corporation's 1996 Annual Report.

OVERVIEW
       On April 17, 1997, the Board of Directors authorized a 2-for-1 stock split of First American Corporation common stock which was made on May 9, 1997. The par value of the common stock was reduced from $5.00 to $2.50 per share. All financial data included has been restated to reflect the impact of the stock split.
       Net income for the six months ended June 30, 1997, was $69.4 million, an $8.7 million or 14.3% increase from the $60.7 million earned during the same time last year. The $8.7 million increase in earnings for the first half of 1997 compared to the same time last year included a $17.4 million increase in net interest income, a $61.1 million increase in non-interest income, and a $64.5 million increase in non-interest expense. Earnings per share also increased during the six months ended June 30, 1997 to $1.18 per share, up 15.7% over the $1.02 for the same period in 1996. ROA was 1.39% versus 1.27% in the first half of 1996, and ROE was 15.98% compared to 15.07% in the first half of 1996.
       During 1997, First American has taken steps to further align the goals of management with the strategic and financial goals of First American. The Board of Directors approved a new program under the terms of the 1991 Employee Stock Incentive Plan to compensate management based on the Corporation's overall achievement of its goals. Executive and senior management were given the choice of receiving part of their annual incentive compensation (20%-50% of total compensation) in restricted common stock, rather than cash, with the opportunity to have it matched by the Corporation. First American's matching contribution will vest if the Corporation achieves a price-to-book multiple greater than or equal to the median of a defined high performing peer group by the end of the year 2000. The composition of the peer group and the Corporation's goals are subject to change by the Human Resources Committee in order to ensure that they remain reflective of the most high performing, highly valued companies in the industry.
       Effective January 1, 1997, First American acquired Hartsville, an $89.5 million bank holding company, by exchanging approximately 350,000 shares of the Corporation's common stock for all of the outstanding shares of Hartsville. All of the First American shares exchanged in the transaction were repurchased in the open market during January 1997. Hartsville had five branches in Middle Tennessee and operated under the name CommunityFirst. Immediately following the merger of Hartsville with and into First American, CommunityFirst was merged with and into FANB. The acquisition was accounted for as a purchase.
       Effective July 1, 1996, FANB, a wholly-owned subsidiary of First American, purchased 96.2% of the stock of INVEST for $26.0 million in cash. Simultaneously, INVEST completed its acquisition of Investment Center Group, Inc., the parent of Investment Centers of America, in a transaction valued at $5.0 million, which makes INVEST the nation's largest marketer of mutual funds, annuities, and other investment products sold through financial institutions. Both transactions were accounted for as purchases. During the third quarter of 1996, FANB purchased an additional 2.1% of the stock of INVEST. Effective February 1, 1997, AmeriStar Capital Markets, Inc., formerly a wholly-owned subsidiary of FANB and a broker-dealer registered with the National Association of Securities Dealers, was merged with and into INVEST. As a result of the merger, FANB's equity ownership in INVEST increased to 98.5%.
       Effective April 1, 1996, FANB purchased 49% of the stock of The SSI Group, Inc., a health care payments processing company, for $8.6 million. The transaction is being accounted for under the equity method of accounting.
       Effective March 11, 1996, First American acquired First City by exchanging approximately 2.2 million shares of First American Corporation common stock for all of the outstanding shares of First City. First City was a bank holding company headquartered in Murfreesboro, Tennessee, and operated two Tennessee state chartered banks and a consumer finance company. First City had $366 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area. The transaction was accounted for as a purchase.

INCOME STATEMENT ANALYSIS
NET INTEREST INCOME
       Net interest income on a taxable equivalent basis represented 60% of total revenues in the second quarter of 1997 and 73% in the second quarter of 1996. For purposes of this discussion, total revenues consist of the sum of net interest income and noninterest income. Net interest income on a taxable equivalent basis in the second quarter of 1997 was $94.4 million, up $8.2 million, or 9.5%, from $86.1 million in the second quarter of 1996. Net interest income is the difference between total interest income earned on earning assets such as loans and securities and total interest expense incurred on interest-bearing liabilities such as deposits. Net interest income is affected by the volume and mix of earning assets and interest-bearing liabilities and the corresponding interest yields and costs.
       Total interest income on a taxable equivalent basis amounted to $184.4 million for the second quarter of 1997, compared to $175.5 million for the second quarter of 1996, an increase of $8.9 million, or 5.1%. Of the $8.9 million increase in total interest income, $6.7 million resulted from an increase in the volume of earning assets (primarily loans) and $2.2 million resulted from an increase in average yields. Average earning assets rose $340.1 million, or 3.8%, to $9.29 billion. Average loans increased $245.9 million, or 3.8%, to $6.77 billion, average securities increased $85.3 million, or 3.7%, to $2.40 billion, and average federal funds sold and securities purchased under agreements to resell decreased $20.0 million to $51.8 million. Excluding the effects of the Hartsville acquisition, average loans for the quarter ended June 30, 1997, increased 2.9% over the same period last year. The average yield on earning assets increased 8 basis points to 7.96% from 7.88%, reflecting a generally higher interest rate environment in the second quarter of 1997 compared to the same quarter last year. For example, the 1-year treasury rate and 5-year treasury security yields averaged 5.85% and 6.57%, respectively, in the second quarter of 1997 compared to 5.66% and 6.46%, respectively, in the second quarter of 1996. Shorter-term external interest rates were generally higher than the second quarter of 1996. Longer term external interest rates were generally equal to or slightly higher in the second quarter of 1997 than the second quarter of 1996. Because some of First American's earning assets (and interest-bearing liabilities) do not reprice immediately upon a change in external rates and because of other factors, such as competitive pressures, a change in external rates will not result in a change in the Company's average yields on earning assets (and rates paid on interest-bearing liabilities) of the same magnitude or timing as the change in external rates.
       Total interest income on a taxable equivalent basis amounted to $366.7 million for the six months ended June 30, 1997, compared to $347.7 million for the same time last year, an increase of $19.0 million, or 5.5%. Of the $19.0 million increase in total interest income, $15.1 million resulted from an increase in the volume of earning assets (primarily loans and securities) and $3.9 million resulted from an increase in average yields. Average earning assets rose $384.1 million, or 4.3%, to $9.28 billion. Average loans increased $255.9 million, or 4.0%, to $6.73 billion, average securities increased $213.1 million, or 9.6%, to $2.42 billion, and average federal funds sold and securities purchased under agreements to resell decreased $117.1 million to $59.3 million. Excluding the Hartsville and First City acquisitions, average loans for the six months ended June 30, 1997, increased 2.0% over the same period last year. The average yield on earning assets increased 11 basis points to 7.97% from 7.86%, reflecting a generally higher interest rate environment in the first half of 1997 compared to the same time last year. For example, the 1-year treasury rate and 5-year treasury security yields averaged 5.75% and 6.47%, respectively, in the first six months of 1997 compared to 5.39% and 6.02%, respectively, in the first six months of 1996. Short-term and long-term external interest rates were generally higher in the first six months of 1997, compared to the first six months of 1996.
       Total interest expense in the second quarter of 1997 increased $691.0 thousand, or .8%, to $90.1 million from the second quarter of 1996. Of the increase, $3.7 million resulted from an increase in the volume of interest-bearing liabilities which was offset by a $2.9 million decrease which was due to lower average interest rates paid on interest-bearing funds. In the second quarter of 1997, average interest-bearing liabilities grew $301.4 million, or 4.0%, to $7.85 billion from $7.54 billion in the second quarter of 1996. Average interest-bearing deposits increased $232.5 million, or 3.8%, to $6.41 billion, average short-term borrowings rose $108.9 million, or 10.8%, to $1.11 billion, and average long-term debt decreased $40.1 million, or 11.1%, to $321.5 million. Excluding the effects of the Hartsville acquisition, total average interest-bearing deposits increased 2.5%. The average rate paid on interest-bearing liabilities decreased 16 basis points to 4.61% from 4.77% due to a more favorable mix of interest-bearing liabilities

(higher NOW account and money market account balances as a percentage of interest-bearing liabilities), and more favorable average interest rates paid on interest-bearing liabilities in 1997 versus 1996, partially due to a decrease in the expense involved in hedging the rates paid on these liabilities.
       Total interest expense in the six months ended June 30, 1997, increased $1.5 million, or .9%, to $178.5 million from the same time last year. Of the increase, $8.0 million resulted from an increase in the volume of interest-bearing liabilities which was offset by a $6.0 million decrease due to lower average interest rates paid on interest-bearing funds. In the first six months of 1997, average interest-bearing liabilities grew $342.8 million, or 4.6%, to $7.83 billion from $7.49 billion in the first half of 1996. Average interest-bearing deposits increased $290.2 million, or 4.7%, to $6.41 billion, average short-term borrowings rose $103.1 million, or 10.3%, to $1.10 billion, and average long-term debt decreased $50.6 million, or 13.6%, to $322.1 million. Excluding the Hartsville and First City acquisitions, total average interest-bearing deposits increased 1.7%. The average rate paid on interest-bearing liabilities decreased 16 basis points to 4.59% from 4.75%, due to a more favorable mix of interest-bearing liabilities (higher NOW account and money market account balances as a percentage of interest-bearing liabilities), and more favorable average interest rates paid on interest-bearing liabilities in 1997 versus 1996, partially due to a decrease in the expense involved in hedging the rates paid on these liabilities.
       Net interest income in the second quarter of 1997 increased largely as a result of the increase in the volume of earning assets and an improved net interest spread. Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities. First American's net interest spread improved 24 basis points to 3.35% during the second quarter of 1997 from 3.11% for the second quarter of 1996. This increase was due to an 8 basis point increase in yields on earning assets and a 16 basis point decrease in the rates paid on interest-bearing liabilities.
       As the net interest spread improved, the net interest margin, which is net interest income expressed as a percentage of average earning assets, increased to 4.07% for the second quarter of 1997 as compared with 3.87% for the same quarter a year earlier. The primary factors leading to the improvement in the net interest margin were the increase in the volume of earning assets and the improvement in net interest spread.
       Net interest income in the six months ended June 30, 1997, increased largely as a result of the increase in the volume of earning assets and an improved net interest spread. First American's net interest spread improved 27 basis points to 3.38% during the first six months of 1997 from 3.11% for the same time last year. This increase was due to an 11 basis point increase in the yields on earning assets and a 16 basis point decrease on interest-bearing liabilities.
       As the net interest spread improved, the net interest margin increased to 4.09% for the six months ended June 30, 1997, as compared with 3.86% for the same period a year earlier. The primary factors leading to the improvement in the net interest margin were the increase in the volume of earning assets and the improvement in net interest spread.

PROVISION FOR LOAN LOSSES
       This topic is addressed under the caption "Allowance and Provision for Loan Losses."

NONINTEREST INCOME
       Total noninterest income was $62.8 million for the second quarter of 1997 compared with $31.5 million for the second quarter of 1996, an increase of $31.3 million, or 99.8%. Noninterest income represented 40% of total revenues in the second quarter of 1997 and 27% during the same time last year. Non-interest income, excluding net realized securities gains, totaled $62.2 million, an increase of $30.8 million, or 98.5% from $31.4 million in the second quarter of 1996. The increase in noninterest income from the second quarter of 1996 included a $24.6 million increase in investment services income, a $3.7 million, or 46.6% increase in other income, and a $1.9 million, or 12.8%, increase in service charges on deposit accounts. All of the $24.6 million improvement in investment services income over the second quarter of 1996 resulted from the acquisition of INVEST. The $1.9 million increase in service charges on deposit accounts can be attributed to a greater number of deposit accounts and related activities for commercial and retail deposits. The average number of retail deposit accounts increased .8% and the average number of commercial deposit accounts increased .9% from second quarter 1996 to the current quarter. The increase of $3.7 million in other income from the previous year's second quarter is primarily due to a $1.2 million increase in other corporate service fees resulting mainly from increases in automatic teller machine ("ATM") surcharge and network transaction fee items due principally to fees generated by the introduction of new ATM services such as stamps, mini-statements, and ATM use by non-First American customers. Other income also included a $1.0 million increase in income from the Corporation's investment in the Financial Institution Reserve Group ("FIRG") which is accounted for under the equity method of accounting. FIRG is a risk-retention group providing Director's and Officer's insurance. Income increased over the second quarter of 1996 largely due to the fact that FIRG changed its reserve methodology and subsequently took a portion of its reserves back into income. Excluding INVEST, noninterest income increased $6.2 million, or 19.6%.
       Total non-interest income was $124.6 million for the first six months of 1997 compared with $63.5 million for the same time last year, an increase of $61.1 million, or 96.3%. Noninterest income represented 40% of total revenues in the first half of 1997 and 27% during the same time last year. Non-interest income, excluding net securities gains, totaled $123.8 million, an increase of $61.9 million, or 99.9%, from $62.0 million in the six months ended June 30, 1996. The increase from the first six months of 1996 included a $51.4 million increase in investment services income, a $6.3 million or 38.8% increase in other income, a $3.0 million, or 10.6%, increase in service charges on deposit accounts, and a $.7 million increase in commissions and fees on fiduciary activities. Of the total $51.4 million improvement in investment services income over the year-to-date 1996, $50.3 million resulted from the acquisition of INVEST and the remainder resulted primarily from growth in retail brokerage commissions related to mutual funds and annuities sales and institutional brokerage commissions on various types of securities transactions. The $6.3 million increase in other income resulted largely from a $2.3 million increase in ATM surcharge and network transaction fee items due substantially to fees generated by the introduction of new ATM services such as stamps, mini-statements, and ATM use by non-First American customers. Other income in the first six months of 1997 also included $1.3 million of gains on the sale of mortgage loans, a $1.0 million increase in income from FIRG due primarily to the fact that FIRG changed its reserve methodology and subsequently took a portion of its reserves back into income, a $1.0 million increase in income related mainly to the acquisition of INVEST which consists of fees collected from clients related to account activity, and a $.7 million increase in open-end, non-loan fees occurred essentially because of interchange fees generated by the "CheckCard" product. The increase in service charges on deposit accounts can be attributed to a greater number of deposit accounts and related activities for commercial and retail deposits. The average number of retail deposit accounts increased 1.8% and the average number of commercial deposit accounts increased 2.0% from six months ended June 30, 1996 to the current period. The $.7 million increase in commission and fees on fiduciary activities resulted principally from favorable market conditions, as well as increased trust activity due to improved marketing efforts. Excluding INVEST, non-interest income increased $9.6 million, or 15.1%, from the six months ended June 30, 1996.

NONINTEREST EXPENSE
       Total noninterest expense increased $32.6 million, or 49.1%, to $99.0 million for the second quarter of 1997 compared with $66.4 million for the same period in 1996. The increase in noninterest expense included a $17.2 million increase in subscribers' commissions related to INVEST's brokerage activities, a $7.6 million increase in salaries and employee benefits, a $3.4 million increase in other expenses, a $1.4 million increase in equipment expense, a $1.2 million increase in net occupancy expense, and a $.9 million increase in foreclosed property expense.
       Salaries and employee benefits increased $7.6 million, or 19.4%, from the same period in 1996 principally due to merit increases and additional employees resulting predominantly from acquisitions. From June 30, 1996, to June 30, 1997, the number of full-time equivalent employees increased 12% associated primarily with the Hartsville and INVEST acquisitions. Other expenses increased $3.4 million, or 41.1% mainly due to a $1.2 million increase in professional fee expense related largely to an increase in various consulting projects during the second quarter of 1997. Also included in other expenses was a $.6 million increase in security clearing fees, a $.6 million increase in travel expenses, and a $.3 million increase in convention and group meeting expense, primarily associated with the acquisition of INVEST. Equipment expense increased $1.4 million over last year's second quarter due to higher depreciation expense resulting from the addition of furniture and fixtures at various branches and enhancements and housing for the ATMs. Additional equipment expense was also incurred due to an increased usage of computer maintenance contracts. Net occupancy expense grew $1.2 million essentially due to higher rent and other occupancy-related expenses from the Hartsville and INVEST acquisitions while foreclosed property expense grew by $.9 million due to fewer sales of foreclosed property during the second quarter of 1997. Of the total $32.6 million increase in noninterest expense, $24.8 million was associated with INVEST. Excluding INVEST, noninterest expense increased $7.8 million, or 11.8%.
       Total non-interest expense increased $64.5 million, or 48.1%, to $198.6 million for the six months ended June 30, 1997, compared with $134.1 million for the same period in 1996. The increase in noninterest expense included a $35.0 million increase in subscribers' commissions related to INVEST's brokerage activities, a $16.0 million increase in salaries and employee benefits, a $7.4 million increase in other expenses, a $2.1 million increase in equipment expense, a $2.0 million increase in net occupancy expense, a $1.2 million increase in communications expense, and a $1.2 million increase in systems and processing expense.
       Salaries and employee benefits increased $16.0 million, or 20.5%, from the same period in 1996 principally due to merit increases and additional employees resulting predominantly from acquisitions. Other expenses increased $7.4 million, or 46.8% from the prior year mainly due to a $1.2 million increase in the amortization of intangibles related to the Hartsville, First City and INVEST acquisitions, an increase of $.9 million in professional fee expense related to additional consulting fees generated by various projects during the second quarter of 1997, and an $.8 million increase in other miscellaneous expenses. Other expenses also included a $1.3 million increase in security clearing fees, a $.9 million increase in travel expenses, and a $.6 million increase in convention and group meeting expense, all of which can be attributed to the acquisition of INVEST. Equipment expense increased $2.1 million from the year-to-date 1996, largely due to higher depreciation expense resulting from the addition of furniture and fixtures at various branches, the addition of new image scanning equipment, and enhancements and housing for the ATMs. Additional equipment expense was also incurred due to an increased usage of computer maintenance contracts. Net occupancy expense grew $2.0 million essentially from higher rent and other occupancy-related expenses related to the Hartsville, First City, and INVEST acquisitions. Communication expenses increased $1.2 million, mainly because of higher expenditures for telecommunications, postage, and air courier services. Systems and processing expense increased $1.2 million chiefly due to higher processing volumes related to the recent acquisitions and various projects to enhance systems. Of the total $64.5 million increase in noninterest expense, $50.3 was associated with INVEST. Excluding INVEST, noninterest expense increased $14.1 million, or 10.5%.
       First American's operating efficiency ratio from the traditional banking business improved to 56.05% in the second quarter of 1997 compared to 56.38% for the second quarter of 1996, while the operating efficiency ratio for the first half of 1997 improved to 56.46% compared to 57.18% for the same period in 1996.

INCOME TAXES
       During the second quarters of 1997 and 1996, income tax expense was $22.0 million and $19.4 million, respectively. During the six months ended June 30, 1997 and June 30, 1996, income tax expense was $43.1 million and $37.7 million, respectively. The major factor for the 14.4% increase in year-to-date income tax expense was the higher income before income taxes.

BALANCE SHEET REVIEW
ASSETS
       Total assets of First American rose $506.2 million, or 5.1%, to $10.38 billion at June 30, 1997, compared to $9.87 billion one year earlier. The growth in total assets was largely due to the $450.9 million, or 6.8%, increase in loans, net of unearned discount and net deferred loan fees, to $7.05 billion at June 30, 1997, from $6.60 billion at June 30, 1996. Leading the growth in loans were consumer loans, which increased $287.9, or 22.1% primarily due to the purchase of $200.0 million of loans, with recourse, from the Tennessee Valley Authority on June 30, 1997, and growth in installment and open-ended loans, commercial loans, which increased $215.4 million, or 7.4%, over a broad range of industry categories, and construction loans, which increased $20.9 million, or 12.4% partially offset by a decrease in consumer residential mortgages of $72.0 million. The increase in loan volume was generally a reflection of positive economic conditions in Tennessee and adjacent states, and the success of First American's sales efforts and marketing programs. Also contributing to asset growth were increases in cash ($99.2 million), trading securities ($12.8 million), partially offset by a decrease in investment securities ($106.0 million).
       Total assets decreased $19.4 million from $10.4 billion at December 31, 1996, to $10.38 billion at June 30, 1997. The decrease in total assets from December 31, 1996, to June 30, 1997, was from the $215.3 million decrease in investment securities, the $102.6 million decrease in Federal funds sold and securities purchased under agreements to resell, and by the $51.9 million decrease in cash, offset by a $391.8 million increase in loans, net of unearned discount and net deferred loan fees. Leading the growth in loans were consumer installment loans which increased $254.4 million, or 19.1%, and commercial loans $128.6 million, a 4.3% increase.
       During the six months ended June 30, 1997, approximately $54.5 million of mortgage loans were sold with the mortgage servicing rights retained by First American. The transaction resulted in a gain of approximately $1.2 million.

ALLOWANCE AND PROVISION FOR LOAN LOSSES
       Management's policy is to maintain the allowance for loan losses at a level which is adequate to absorb estimated loan losses inherent in the loan portfolio. The provision for loan losses is a charge (credit) to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance at an appropriate level. Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision.
       In order to maintain the allowance at an appropriate level, First American's loan loss methodology produced no provision for loan losses during the second quarter of 1997 nor during the second quarter of 1996. The primary factors leading to no provision for loan losses in the second quarters of 1997 and 1996, were the continued favorable levels of asset quality as discussed under the caption "Asset Quality" and relatively low net loan charge-off experience. In the second quarter of 1997 there were net charge-offs of $3.9 million which compared to net recoveries of $1.1 million in the second quarter of 1996. Net (recoveries) charge-offs as a percentage of average loans on an annualized basis amounted to .23% and (.07)%, respectively, in the second quarters of 1997 and 1996. Activity in the allowance for loan losses in the first six months of 1997 also included a $.7 million increase due to the January 1, 1997 acquisition of Hartsville. For the six months ended June 30, 1997 and June 30, 1996, net charge-offs were $5.3 million and $1.0 million, respectively, and net charge-offs as a percentage of average loans on an annualized basis amounted to .16% and .03%, respectively.
       The allowance for loan losses was $118.7 million at June 30, 1997, $133.6 million at June 30, 1996, and $123.3 million at December 31, 1996. The allowance for loan losses represented 1.68% and 2.02% of net loans at June 30, 1997 and 1996, respectively, and 1.85% at December 31, 1996.

ASSET QUALITY
       First American's nonperforming assets (excluding loans 90 days past due on accrual status) were $15.8 million at June 30, 1997, $26.3 million at June 30, 1996, and $23.7 million at December 31, 1996. Nonperforming assets (excluding loans 90 days past due on accrual status) at June 30, 1997, represented .22% of total loans and foreclosed properties, compared to .40% at June 30, 1996, and .36% at December 31, 1996. At June 30, 1997, nonperforming assets were comprised of $11.3 million of non-accrual loans and $4.5 million of foreclosed properties.
       Other potential problem loans consist of loans that are currently not considered nonperforming but on which information about possible credit problems has caused Management to doubt the ability of the borrowers to comply fully with present repayment terms. At June 30, 1997, such loans totaled approximately $66 million compared with approximately $88 million of such loans at June 30, 1996, and $52 million at December 31, 1996. Depending on the economy and other factors, these loans and others, which may not be presently identified, could become nonperforming assets in the future.

LIABILITIES
       Total deposits were $7.76 billion at June 30, 1997, an increase of $340.8 million, or 4.6%, from $7.42 billion a year earlier. Core deposits, which are defined as total deposits excluding certificates of deposit

$100,000 and over and foreign deposits, totaled $6.86 billion at June 30, 1997, and $6.63 billion at June 30, 1996. Short-term borrowings increased $100.4 million, or 8.7%, to $1.25 billion at June 30, 1997, from $1.15 billion at June 30, 1996. Long-term debt decreased $32.1 million from June 30, 1996, to $317.6 million at June 30, 1997, essentially due to the reclassification of $41.5 million of fixed rate Federal Home Loan Bank ("FHLB") borrowing from long- to short-term.
       Total deposits decreased $32.1 million from $7.79 billion at December 31, 1996, to $7.76 billion at June 30, 1997. Core deposits increased $54.0 million, short-term borrowings increased $100.5 million, and long-term debt decreased $13.5 million from December 31, 1996, to June 30, 1997. The decrease in long-term debt resulted primarily from the reclassification of $14.5 million of fixed rate FHLB borrowings from long- to short-term.

DERIVATIVE INSTRUMENTS
       First American has utilized off balance sheet derivative products for a number of years in managing its interest rate sensitivity. Generally, a derivative transaction is a payments exchange agreement whose value derives from an underlying asset or underlying reference rate or index. The use of non-complex, non-leveraged derivative products has reduced the Company's exposure to changes in the interest rate environment. By using derivative products such as interest rate swaps and futures contracts to alter the nature of (hedge) specific assets or liabilities on the balance sheet (for example to change a variable to a fixed rate obligation), the derivative product offsets fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should produce close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products have enabled First American to improve its balance between interest-sensitive assets and interest-sensitive liabilities by managing interest rate sensitivity, while continuing to meet the lending and deposit needs of its customers.
       In conjunction with managing interest rate sensitivity, at June 30, 1997, First American had derivatives with notional values totaling $1.75 billion. These derivatives had a net positive fair value (unrealized net pre-tax gain) of $6.8 million. Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. At June 30, 1996, First American had derivatives with notional values totaling $1.25 billion. These derivatives had a net positive fair value (unrealized pre-tax gain) of $6.1 million at June 30, 1996. The instruments utilized are noted in the following table along with their notional amounts and fair values at June 30, 1997 and 1996.

                                                                                                         Weighted
                                                                                                         Average
                                                                          Weighted Average Rate          Maturity
                           Related Variable Rate     Notional          ----------------------------      --------        Fair
(in thousands)               Asset/Liability          Amount               Paid         Received          Years          Value
---------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1997
  Interest rate swaps    Money market deposits       $ 250,000          5.80% (1)         5.79% (2)        1.7            $2,337
  Interest rate swaps    Loans                         550,000          5.84  (3)         6.76  (1)        4.5             6,140
  Forward interest rate  Available for sale
   swaps                   securities                  200,000          7.01  (4)         5.84  (4)        3.4            (2,487)
  Forward interest rate
   swaps                 Money market deposits         750,000          6.37  (5)         5.81  (5)         .7               772
                                                    ----------                                                            ------
                                                    $1,750,000                                                            $6,762
=================================================================================================================================

June 30, 1996
  Interest rate swaps    Money market deposits       $ 700,000          5.86% (1)        5.50%  (2)        1.5            $5,286
  Interest rate swaps    Long-term debt                100,000          6.32  (1)        5.49   (3)         .2              (173)
  Interest rate swaps    Loans                         250,000          5.51  (3)        6.75   (1)        3.0             1,632
  Forward interest rate  Available for sale
   swaps                   securities                  100,000          7.02  (6)         N/A   (6)        3.9              (661)
  Forward interest rate
   swaps                 Money market deposits         100,000          6.50  (7)         N/A   (7)        1.9                (9)
                                                    ----------                                                           -------
                                                    $1,250,000                                                           $ 6,075
=================================================================================================================================

(1) Fixed rate.
(2) Variable rate which reprices quarterly based on 3-month LIBOR except for $25 million which reprices every 6 months based on 6-month LIBOR.
(3) Variable rate which reprices quarterly based on 3-month LIBOR.
(4) Forward swap periods have become effective for $100 million and will begin in April 1998 for $100 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR, repricing quarterly, but were unknown for $100 million of forward swaps at June 30, 1997, since the related forward swap period had not yet begun.
(5) Forward swap periods have become effective for $100 million and will begin in September 1997 for $100 million, November 1997 for $200 million, and June 1998 for $350 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR, repricing quarterly, but were unknown for $650 million of forward swaps at June 30, 1997, since the related forward swap periods had not yet begun.
(6) Forward swap periods to begin in May 1997 for $50 million and June 1997 for $50 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR, repricing quarterly, but were unknown at June 30, 1996, since the forward swap period had not yet begun.
(7) Forward swap period to begin in May 1997. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR, repricing quarterly, but were unknown at June 30, 1996, since the forward swap period had not yet begun.

       As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities which offer more interest rate risk protection. At June 30, 1997, there were $3.3 million of deferred net gains related to terminated derivatives contracts, and there were $1.4 million of deferred net losses at June 30, 1996. Deferred gains and losses on off balance sheet derivative activities are recognized as interest income or interest expense over the original covered periods.
       Net interest income for the quarter ended June 30, 1997, was increased by derivative products income of $1.0 million. Net interest income for the quarter ended June 30, 1996, was decreased by $4.1 million derivative products expense. Net interest income for the six months ended June 30, 1997, was increased by derivative products income of $1.6 million. Net interest income for the six months ended June 30, 1996, was decreased by derivative products expense of $6.8 million. The change from derivative products net expense for year-to-date 1996 to net pretax income for year-to-date 1997 was primarily due to the reduced amortization of deferred losses on terminated derivative contracts and changes in the interest rate environment.
       Credit risk exposure due to off-balance-sheet hedging is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. As of June 30, 1997, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure. First American's net credit exposure on outstanding derivatives was $6.9 million on June 30, 1997. Given the credit standing of the counterparts to the derivative contracts, Management believes that this credit exposure is reasonable in light of its objectives.

CAPITAL POSITION
       Total shareholders' equity was $873.0 million, or 8.41% of total assets at June 30, 1997, $819.1 million, or 8.30% of total assets, at June 30, 1996, and $868.7 million, or 8.35% of total assets at December 31, 1996. Book value per share was $14.87 on June 30, 1997, $13.85 (post-split basis) per share on June 30, 1996, and $14.66 per share (post-split basis) on December 31, 1996.
       Total shareholders' equity increased $4.3 million from December 31, 1996, principally from increases of $48.4 million of earnings retention ($69.4 million of net income less $21.0 million of dividends), $13.5 million of common stock issued for employee benefit and dividend reinvestment plans, and $10.1 million of common stock issued for the acquisition of Hartsville offset principally by the repurchase of $69.5 million of common stock. All of the First American shares exchanged in the Hartsville transaction were repurchased during January 1997 in the open market.
       On April 17, 1997, the Board of Directors authorized a 2-for-1 stock split and a 29% increase in the quarterly cash dividend. All financial data has been restated to reflect the impact of the stock split. In the second quarter of 1997, First American declared cash dividends on its common stock of $.20 per share compared to $.155 per share in the second quarter of 1996 (post-split basis). Cash dividends for the first six months of 1997 were $.355 per share versus $.295 per share in the first six months of 1996 (post-split basis), an increase of 20%. The dividend payout ratio was 33% in the second quarter of 1997 compared to 30% in the second quarter of 1996. The dividend payout ratio for the six months ended June 30, 1997 and 1996 was 30% and 29%, respectively.
       The Federal Reserve Board and Office of the Comptroller of the Currency
(OCC) regulations require that bank holding companies and national banks maintain minimum capital ratios. As of June 30, 1997, the Corporation and its bank subsidiaries, FANB and First American National Bank of Kentucky ("FANBKY"), had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. At June 30, 1997, the Corporation, FANB, and FANBKY had total risk-based capital ratios of 11.63%, 11.16%, and 10.59%, respectively, Tier I risk-based capital ratios of 9.19%, 9.91%, and 10.01%, respectively, and Tier I leverage capital ratios of 7.72%, 8.51%, and 5.73%, respectively. In order to be considered well capitalized, the total risk-based capital ratio must be a minimum of 10%, the Tier I risk-based capital ratio must equal or exceed 6%, and the Tier I leverage capital ratio must be 5% or greater. Effective July 1, 1997, FANBKY was merged with and into FANB.
       First American Federal Savings Bank ("FAFSB") is subject to capital requirements adopted by the Office of Thrift Supervision ("OTS"), which are similar to those issued by the Federal Reserve Board and the OCC. At June 30, 1997, FAFSB's total risk-based capital ratio was 14.38%, its Tier I capital ratio was 13.54% of risk based weighted assets, and its core (leverage) capital ratio was 6.46%, all of which exceeded the minimum ratios established by the OTS.
    On July 17, 1997, the Board of Directors authorized the repurchase of up to
4.0 million additional shares of the Corporation's common stock to fund its various employee benefit plans, dividend reinvestment plans and potential future acquisitions.

LIQUIDITY
       Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets, which include cash and cash equivalents (less Federal Reserve Bank reserve requirements), money market instruments, and securities that will mature within one year, amounted to $905.1 million and $801.6 million at June 30, 1997 and 1996, respectively. The estimated average maturity of securities was 3.8 years and 4.7 years at June 30, 1997 and 1996, respectively. The average repricing life of the total securities portfolio was 2.8 years and
2.3 years at June 30, 1997 and 1996, respectively. The overall liquidity position of First American is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 88% of total deposits at June 30, 1997, versus 89% at June 30, 1996.
       An additional source of liquidity is the Corporation's three year $70 million revolving credit agreement which will expire March 31, 1998. First American had no borrowings under this agreement during 1996 or 1997.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The information called for by this item is incorporated by reference to Item 3 of the Registrant's annual report on Form 10-K for the year ended December 31, 1996, and Note 9 to the Corporation's Consolidated Financial Statements for the quarter ended June 30, 1997 included herein.

Item 4. Submission of Matters to a Vote of Security Holders

    (a) An annual meeting of shareholders was held on April 17, 1997.

    (b) At the annual meeting, the shareholders voted on four proposals. The description of each proposal, including a tabulation of votes, is as follows:

        Proposal 1.   Election of directors.

                 Name                      For           Against       Abstain
                 ----                      ---           -------       -------
        Dennis C. Bottorff              25,370,247        30,112        51,848
        James A. Haslam II              25,367,450        32,909        51,848
        Walter G. Knestrick             25,367,971        31,378        52,859
        Robert A. McCabe, Jr.           25,366,098        34,461        51,648
        Celia A. Wallace                25,359,683        40,516        52,008
        David K. Wilson                 25,350,823        54,714        56,671
        Toby S. Wilt                    25,370,106        30,254        51,848

        The name of each other director whose term of office as a director continued after the annual meeting is as follows: (until 1998 meeting) Sam H. Anderson, Jr., Reginald D. Dickson, Gene C. Koonce, Dale W. Polley, James F. Smith, Jr., Cal Turner, Jr., and Ted H. Welch; (until 1999 meeting) Earnest W. Deavenport, Jr., Martha R. Ingram, James R. Martin, Roscoe R. Robinson and William S. Wire II.

        Proposal 2.  Approval of annual incentive compensation terms for certain executives:

                            For                  Against              Abstain
                            ---                  -------              -------
                         25,539,259             1,074,581             385,322

        Proposal 3.  Approval of long-term performance incentive
                     compensation terms for key executives:

                            For                   Against             Abstain
                            ---                  -------              -------
                         23,447,225              1,155,957            395,989

        Proposal 4.  Approval of an amendment to the Corporation's 1991
                     Employee Stock Incentive Plan increasing the number of shares of common stock reserved thereunder by 1,400,000 shares:

                            For                   Against             Abstain
                            ---                  -------              -------
                         21,643,260              3,250,054            367,002

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Number                            Description
            ------     ----------------------------------------------------------------
               3.1     Restated Charter of the Registrant currently in effect as
                       amended and corrected is incorporated herein by reference to
                       Exhibit 3.1 of the Registrant's Form 10-Q for the period
                       ended March 31, 1997.

               3.2     By-laws of the Registrant currently in effect as amended January
                       16, 1997, are incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended
                       December 31, 1996.

              11       Statement regarding computation of per share earnings is
                       included in Note 7 to the Consolidated Financial Statements for
                       the quarter ended June 30, 1997.  See Part 1, Item 1.

              15       Letter regarding unaudited interim financial information from
                       KPMG Peat Marwick LLP, dated July 17, 1997.

              27       Financial Data Schedule for interim year-to-date period ended
                       June 30, 1997.  (For SEC use only)

      (b)   Reports on Form 8-K

            A report on Form 8-K dated April 17, 1997, was voluntarily filed under Item 5 disclosing that the Corporation's board of directors declared a 2-for-1 stock split on the Corporation's common stock, $5.00 par value, to shareholders of record April 28, 1997, payable May 9, 1997, as a result of which each of the Corporation's authorized shares of common stock, with a par value of $5.00, will be converted to two shares of common stock, with a par value of $2.50.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FIRST AMERICAN CORPORATION
                                 --------------------------
                                 (Registrant)



                                 /s/  Dale W. Polley
                                 -----------------------------------------
                                 Dale W. Polley
                                 President and Principal Financial Officer

                                 Date:           August 13, 1997
                                       -----------------------------------