Form 10-Q
period 1997-09-30
FIRST AMERICAN CORP /TN/
filed 1997-11-13
CIK 36068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                                    OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from     to
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

         Common shares outstanding:  58,402,763 as of October 31, 1997.

                           FIRST AMERICAN CORPORATION
                                AND SUBSIDIARIES

                                      INDEX


                                                                                              Page
                                                                                              ----
Part I.     Financial Information

Item 1      Financial Statements (unaudited)

            Consolidated Income Statements for the Three and Nine
            Months Ended September 30, 1997 and 1996                                            3

            Consolidated Balance Sheets as of September 30, 1997 and
            1996 and December 31, 1996                                                          4

            Consolidated Statements of Changes in Shareholders'
            Equity for the Nine Months Ended September 30, 1997
            and September 30, 1996                                                              5

            Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 1997 and September 30, 1996                              6

            Notes to Consolidated Financial Statements                                          7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                12


Part II.    Other Information

Item 1      Legal Proceedings                                                                  22

Item 6      Exhibits and Reports on Form 8-K                                                   22

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                             Quarter Ended             Nine Months Ended
                                                                             September 30                September 30
                                                                       -------------------------    -----------------------
(dollars in thousands, except per share amounts)                           1997        1996            1997       1996
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                              $150,134     $138,286      $430,797     $406,537
   Interest and dividends on securities                                      37,739       39,384       118,079      111,203
   Interest on federal funds sold and securities purchased under
     agreements to resell                                                       905          845         2,502        5,564
   Interest on time deposits with other banks and other interest              1,246        1,487         3,582        2,651
---------------------------------------------------------------------------------------------------------------------------
       Total interest income                                                190,024      180,002       554,960      525,955
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits:
     NOW accounts                                                             5,195        3,962        14,511       11,798
     Money market accounts                                                   27,324       26,970        79,284       79,616
     Regular savings                                                          1,628        1,878         5,143        6,077
     Certificates of deposit under $100,000                                  21,504       21,976        65,004       65,569
     Certificates of deposit $100,000 and over                               11,200        9,736        31,768       27,779
     Other time and foreign                                                   6,512        6,518        19,220       19,775
---------------------------------------------------------------------------------------------------------------------------
       Total interest on deposits                                            73,363       71,040       214,930      210,614
---------------------------------------------------------------------------------------------------------------------------
   Interest on short-term borrowings                                         15,882       13,510        42,817       37,829
   Interest on long-term debt                                                 4,883        6,161        14,834       19,176
---------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                                94,128       90,711       272,581      267,619
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                          95,896       89,291       282,379      258,336
PROVISION FOR LOAN LOSSES                                                         -            -             -            -
---------------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses                   95,896       89,291       282,379      258,336
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
   Service charges on deposit accounts                                       16,495       14,436        47,730       42,665
   Commissions and fees on fiduciary activities                               4,922        4,644        14,356       13,400
   Investment services income                                                29,377       26,685        87,669       33,552
   Trading account (loss) income                                               (292)         686           365          970
   Merchant discount fees                                                       967        1,021         2,687        2,646
   Net realized gain on sales of securities                                     641           15         1,407        1,522
   Gain on sale of subsidiaries                                               2,105            -         2,105            -
   Other income                                                              10,035       10,232        32,521       26,429
---------------------------------------------------------------------------------------------------------------------------
       Total noninterest income                                              64,250       57,719       188,840      121,184
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
   Salaries and employee benefits                                            47,860       44,022       141,789      121,946
   Net occupancy expense                                                      6,905        7,008        20,589       18,698
   Equipment expense                                                          5,749        4,322        16,086       12,557
   Systems and processing expense                                             3,852        3,885        11,728       10,518
   FDIC insurance expense                                                       238        8,910           831       10,286
   Marketing expense                                                          3,329        3,805         9,500       10,785
   Communication expense                                                      3,461        3,155        10,423        8,916
   Supplies expense                                                           1,322        1,370         4,441        3,745
   Foreclosed properties expense (income), net                               (2,171)      (1,098)       (4,399)      (3,750)
   Subscribers' commissions                                                  18,165       17,449        53,126       17,449
   Other expenses                                                            11,221       10,349        34,395       26,136
---------------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                                             99,931      103,177       298,509      237,286
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                             60,215       43,833       172,710      142,234
Income tax expense                                                           22,982       16,414        66,106       54,126
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $ 37,233     $ 27,419      $106,604     $ 88,108
===========================================================================================================================
PER COMMON SHARE: (RESTATED FOR 2-FOR-1 STOCK SPLIT ON MAY 9, 1997)
   Net income                                                                 $ .63        $ .47         $1.81        $1.49
   Dividends declared                                                           .20         .155          .555          .45
===========================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   58,411       59,101        58,776       59,178
===========================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                     September 30              December 31
                                                                              ---------------------------     -------------
(dollars in thousands, except share amounts)                                       1997         1996              1996
---------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                       $   508,953  $   521,296       $   603,456
   Time deposits with other banks                                                      9,557        8,592            53,801
   Securities:
     Held to maturity (market value $655,162, $887,798, and $835,192,
       respectively)                                                                 653,277      888,462           834,547
     Available for sale (amortized cost $1,740,588, $1,513,172, and
       $1,685,743, respectively)                                                   1,737,776    1,495,760         1,678,232
---------------------------------------------------------------------------------------------------------------------------
       Total securities                                                            2,391,053    2,384,222         2,512,779
---------------------------------------------------------------------------------------------------------------------------
   Federal funds sold and securities purchased under agreements to resell             58,291      110,781           161,677
   Trading account securities                                                         71,348       95,647            60,210
   Loans:
     Commercial                                                                    3,235,454    2,952,130         3,010,125
     Consumer--amortizing mortgages                                                1,736,011    1,771,531         1,782,630
     Consumer--other                                                               1,601,270    1,325,130         1,334,750
     Real estate--construction                                                       202,823      182,993           190,673
     Real estate--commercial mortgages and other                                     376,694      354,490           345,466
---------------------------------------------------------------------------------------------------------------------------
       Total loans                                                                 7,152,252    6,586,274         6,663,644
     Unearned discount and net deferred loan fees                                        527        5,505             5,047
---------------------------------------------------------------------------------------------------------------------------
       Loans, net of unearned discount and net deferred loan fees                  7,151,725    6,580,769         6,658,597
     Allowance for loan losses                                                       115,297      128,225           123,265
---------------------------------------------------------------------------------------------------------------------------
       Total net loans                                                             7,036,428    6,452,544         6,535,332
---------------------------------------------------------------------------------------------------------------------------
   Premises and equipment, net                                                       189,004      149,833           162,257
   Foreclosed properties                                                               3,700        7,944             7,363
   Other assets                                                                      293,648      297,506           302,593
---------------------------------------------------------------------------------------------------------------------------
       Total assets                                                              $10,561,982  $10,028,365       $10,399,468
===========================================================================================================================

LIABILITIES
   Deposits:
     Demand (noninterest-bearing)                                                $ 1,290,652  $ 1,319,074       $ 1,374,528
     NOW accounts                                                                    869,287      786,077           830,269
     Money market accounts                                                         2,406,476    2,242,885         2,295,112
     Regular savings                                                                 273,383      318,248           303,691
     Certificates of deposit under $100,000                                        1,611,545    1,673,629         1,665,675
     Certificates of deposit $100,000 and over                                       772,940      714,741           893,794
     Other time                                                                      362,612      396,299           332,651
     Foreign                                                                         114,510      100,712            97,257
---------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                              7,701,405    7,551,665         7,792,977
---------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings                                                           1,485,278    1,153,294         1,154,372
   Long-term debt                                                                    210,056      340,497           331,157
   Other liabilities                                                                 275,973      144,918           252,255
---------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                           9,672,712    9,190,374         9,530,761
---------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, $2.50 par value; authorized 100,000,000 shares; issued:
     58,379,132 shares at September 30, 1997; 59,113,218 shares at
     September 30, 1996 and 59,262,998 shares at December 31, 1996                   145,948      147,783           148,158
   Capital surplus                                                                   116,114      158,229           157,792
   Retained earnings                                                                 643,745      545,564           569,851
   Deferred compensation on restricted stock                                         (14,645)      (2,333)           (2,066)
   Employee stock ownership plan obligation                                             (224)        (567)             (443)
---------------------------------------------------------------------------------------------------------------------------
     Realized shareholders' equity                                                   890,938      848,676           873,292
   Net unrealized losses on securities available for sale, net of tax                 (1,668)     (10,685)           (4,585)
---------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                    889,270      837,991           868,707
---------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $10,561,982  $10,028,365       $10,399,468
===========================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                                 NET
                                                                                                              UNREALIZED
                                                                                                                GAINS
NINE MONTHS ENDED SEPTEMBER 30,          COMMON                                       DEFERRED    EMPLOYEE     (LOSSES)
   1996 AND SEPTEMBER 30, 1997           SHARES                                     COMPENSATION    STOCK        ON
                                         ISSUED                                          ON       OWNERSHIP   SECURITIES
(DOLLARS IN THOUSANDS EXCEPT PER SHARE     AND       COMMON    CAPITAL     RETAINED  RESTRICTED     PLAN      AVAILABLE
   AMOUNTS)                            OUTSTANDING   STOCK     SURPLUS     EARNINGS    STOCK     OBLIGATION    FOR SALE    TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                 59,079,638  $147,699   $162,254   $483,973     $ (1,263)  $   (661)   $  3,530   $795,532
Issuance of common shares in
   connection with Employee Benefit
   Plan, net of discount on Dividend
   Reinvestment Plan                        578,942     1,447      8,966          -             -          -          -     10,413
Issuance of shares of restricted
   common stock                              88,976       223      1,868          -       (2,091)          -          -
Repurchase of shares of common
   stock                                 (2,780,662)   (6,952)   (55,780)         -             -          -          -    (62,732)
Issuance of common shares for
   purchase of First City Bancorp, Inc.   2,147,518     5,369     40,937          -             -          -          -     46,306
Amortization of deferred
   compensation on restricted stock               -         -          -          -         1,021          -          -      1,021
Reduction in employee stock
   ownership plan obligation                      -         -          -          -             -         94          -         94
Net income                                        -         -          -     88,108             -          -          -     88,108
Cash dividends declared ($.45 per
   common share)                                  -         -          -    (26,517)            -          -          -    (26,517)
Change in net unrealized gains/losses
   on securities available for sale,              -
   net of tax                                               -          -          -             -          -    (14,215)   (14,215)
Other                                        (1,194)       (3)       (16)         -             -          -          -        (19)
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996              59,113,218  $147,783   $158,229   $545,564      $ (2,333)  $   (567)  $(10,685)  $837,991
==================================================================================================================================

Balance, January 1, 1997                 59,262,998  $148,158   $157,792   $569,851      $ (2,066)  $   (443)  $ (4,585)   $868,707
Issuance of common shares in
    connection with Employee Benefit
    Plan, net of discount on Dividend
    Reinvestment Plan                       866,961     2,167     14,263          -             -          -          -     16,430
Issuance of shares of restricted
    common stock                            459,674     1,149     14,002          -       (15,151)         -          -
Repurchase of shares of common
    stock                                (2,561,111)   (6,403)   (81,691)         -             -          -          -    (88,094)
Issuance of shares for purchase of
    Hartsville Bancshares, Inc.             350,522       876      9,223          -             -          -          -     10,099
Amortization of deferred
    compensation on restricted stock              -         -          -          -         2,572          -          -      2,572
Reduction in employee stock
    ownership plan obligation                     -         -          -          -             -        219          -        219
Net income                                        -         -          -    106,604             -          -          -    106,604
Cash dividends declared ($.555 per
    common share)                                 -         -          -    (32,710)            -          -          -    (32,710)
Change in net unrealized gains/losses
    on securities available for sale, net         -
    of tax                                                  -          -          -             -          -      2,917      2,917
Tax benefit from stock option and
    award plans                                   -         -      2,522          -             -          -          -      2,522
Other                                            88         1          3          -             -          -          -          4
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997              58,379,132  $145,948   $116,114   $643,745      $(14,645) $    (224)  $ (1,668) $ 889,270
==================================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          and Subsidiaries

Consolidated Statements of Cash Flows

                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30
                                                                                              -----------------------------
(in thousands)                                                                                     1997           1996
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                                        $106,604      $ 88,108
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of premises and equipment                                         14,577        11,432
       Amortization of intangible assets                                                                8,417         6,952
       Other amortization, net                                                                          2,790           103
       Deferred income tax expense                                                                      9,804        11,149
       Net gain on sales and writedowns of foreclosed property                                         (4,642)       (3,681)
       Net realized gain on sales of securities                                                        (1,378)       (1,522)
       Net gain on sales and writedowns of premises and equipment                                        (171)          (57)
       Gain on sale of subsidiary                                                                      (2,105)            -
       Change in assets and liabilities, net of effects from acquisitions:
         (Increase) decrease in accrued interest receivable                                           (11,337)        8,476
         Increase (decrease) in accrued interest payable                                                5,012       (10,730)
         Increase in trading account securities                                                       (11,138)      (65,238)
         Decrease in other assets                                                                       4,106        39,307
         Increase (decrease) in other liabilities                                                      18,627        (5,551)
---------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                                  139,166        78,748
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Net decrease in time deposits with other banks                                                      44,150        19,905
   Proceeds from sales of securities available for sale                                               787,353       437,770
   Proceeds from maturities of securities available for sale                                          240,367       287,925
   Purchases of securities available for sale                                                      (1,057,059)     (909,413)
   Proceeds from maturities of securities held to maturity                                            285,187       161,271
   Purchases of securities held to maturity                                                          (104,150)     (115,961)
   Net decrease in federal funds sold and securities purchased under
     agreements to resell                                                                             103,386       215,450
   Net (increase) decrease in loans, net of repayments and sales                                     (454,900)        6,764
   Proceeds from sales of foreclosed property                                                          10,720         6,685
   Acquisitions, net of cash acquired                                                                   3,369       (19,216)
   Proceeds from sale of subsidiary, net of cash disposed of                                            2,007             -
   Proceeds from sales of premises and equipment                                                        4,071         5,737
   Purchases of premises and equipment                                                                (44,079)      (29,746)
---------------------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by investing activities                                       (179,578)       67,171
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net decrease in deposits                                                                          (173,165)     (157,877)
   Net increase in other short-term borrowings                                                         87,542       200,564
   Advances from (repayment to) Federal Home Loan Bank                                                133,516       (82,106)
   Net repayment of other long-term debt                                                                 (136)         (939)
   Issuance of common shares under Employee Benefit and Dividend
     Reinvestment Plans                                                                                16,430        10,413
   Cash dividends paid                                                                                (32,710)      (26,517)
   Repurchase of common stock                                                                         (88,094)      (62,732)
   Tax benefit related to stock options                                                                 2,522             -
   Other                                                                                                    4            75
---------------------------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                                                      (54,091)     (119,119)
---------------------------------------------------------------------------------------------------------------------------
   Decrease in cash and due from banks                                                                (94,503)       26,800
   Cash and due from banks, January 1                                                                 603,456       494,496
---------------------------------------------------------------------------------------------------------------------------
Cash and due from banks, September 30                                                                $508,953      $521,296
===========================================================================================================================
Cash paid during the year for:
   Interest expense                                                                                  $267,077      $276,910
   Income taxes                                                                                        41,851        43,964
Non-cash investing activities:
   Foreclosures                                                                                         2,461         1,051
   Stock issued for acquisitions                                                                       10,099        46,306
===========================================================================================================================


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

(2)    ACCOUNTING POLICIES FOR DERIVATIVE INSTRUMENTS
       The Corporation enters into interest rate swap and forward interest rate swap transactions (swaps), as well as futures contracts, in connection with its asset/liability management program in managing interest rate exposure arising out of non-trading assets and liabilities. There must be correlation of interest rate movements between these derivative instruments and the underlying assets or liabilities. The impact of a swap is accrued over the life of the agreement based on expected settlement payments and is recorded as an adjustment to interest income or expense in the period in which it accrues and in the category appropriate to the related asset or liability. The related amount receivable from or payable to the swap counterpart is included as accrued interest in other assets or liabilities in the consolidated balance sheets. Realized and unrealized gains and losses on futures contracts which are designated as effective hedges of interest rate exposure arising out of non-trading assets and liabilities are deferred and recognized as interest income or interest expense, in the category appropriate to the related asset or liability, over the covered periods or lives of the hedged assets or liabilities. Gains or losses on early terminations of derivative financial instruments that modify the underlying characteristics of specified assets or liabilities are deferred and amortized as an adjustment to the yield or rate of the related assets or liabilities over the remaining covered period. At such time that there is no longer correlation of interest rate movements between the derivative instrument and the underlying asset or liability, or if all of the underlying assets or liabilities specifically related to a derivative instrument mature, are sold, or terminated, then the related derivative instrument would be closed out or marked to market as an element of noninterest income on an ongoing basis.
       On a limited basis, the Corporation also enters into interest rate swap agreements, as well as interest rate cap and floor agreements, with customers desiring protection from possible adverse future fluctuations in interest rates. As an intermediary, the Corporation generally maintains a portfolio of matched offsetting interest rate contract agreements. At the inception of such agreements, the portion of the compensation related to credit risk and ongoing servicing, if any, is deferred and taken into income over the term of the agreements.

(3)    NONPERFORMING ASSETS
       Nonperforming assets were as follows:

                                                                                   SEPTEMBER 30            December 31
                                                                          -----------------------------------------------
(in thousands)                                                                   1997           1996             1996
-------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                            $ 18,771       $ 14,064         $ 16,331
Foreclosed properties                                                           3,700          7,944            7,363
-------------------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                                 $ 22,471       $ 22,008         $ 23,694
=========================================================================================================================
90 days or more past due on accrual                                          $ 11,679       $  8,335         $ 11,711
=========================================================================================================================
Nonperforming assets as a percent of loans
  and foreclosed properties (excluding
  90 days or more past due on accrual)                                            .31%           .33%             .36%
=========================================================================================================================

(4)    ALLOWANCE FOR LOAN LOSSES
       Transactions in the allowance for loan losses were as follows:

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                        -------------------------------
(in thousands)                                                                                 1997             1996
-----------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                                         $123,265         $132,415
Provision charged to operating expenses                                                           -                -
Allowance of subsidiary purchased                                                               711            2,126
Allowance of subsidiary sold                                                                   (252)               -
-----------------------------------------------------------------------------------------------------------------------
                                                                                            123,724          134,541
-----------------------------------------------------------------------------------------------------------------------
Loans charged off                                                                            21,132           21,784
Recoveries of loans previously charged off                                                   12,705           15,468
-----------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                               8,427            6,316
-----------------------------------------------------------------------------------------------------------------------
Balance, September 30                                                                      $115,297         $128,225
=======================================================================================================================

Allowance ratios were as follows:

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                        -------------------------------
(in thousands)                                                                                 1997             1996
-----------------------------------------------------------------------------------------------------------------------
Allowance end of period to net loans outstanding                                               1.61%            1.95%
Net charge-offs to average loans (annualized)                                                   .16              .13
=======================================================================================================================

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

(6)    ACCOUNTING MATTERS
       Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was adopted prospectively by the Corporation on January 1, 1997 with the exception of certain transactions that are deferred by the provisions of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 125 provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and extinguishments of liabilities. The adoption of this statement had no material impact on the consolidated financial statements.
       SFAS No. 128, "Earnings Per Share," establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. The statement simplifies the standards for computing EPS and provides a more compatible computation with EPS standards of other countries. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Restatement of all prior period EPS data presented is required. The following presents the Corporation's EPS under the current and new requirements.

                                                               QUARTER ENDED                         NINE MONTHS ENDED
                                                                SEPTEMBER 30                            SEPTEMBER 30
                                                         --------------------------              ------------------------
                                                             1997         1996                       1997         1996
-------------------------------------------------------------------------------------------------------------------------
AS REPORTED
    Primary EPS                                              $.63         $.47                       $1.81        $1.49

PRO FORMA
    Basic EPS                                                 .63          .47                        1.81         1.49
    Diluted EPS                                               .62          .45                        1.76         1.46
=========================================================================================================================


    SFAS No. 129, "Disclosure of Information about Capital Structure," requires disclosure of information about an entity's capital structure that has issued securities. This statement requires no change in the Corporation's previous disclosure requirements under Accounting Principles Board Opinion No. 15 and, as such, will have no material impact on the consolidated financial statements. SFAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997.
    SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The presentation of comprehensive income for earlier periods is required. Adoption of SFAS No. 130 does not affect recognition or measurement of comprehensive income and its components and as such will only affect the reporting and display in the consolidated financial statements.
    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adoption of SFAS No. 131 will expand disclosures related to the consolidated financial statements.

(7) EARNINGS PER COMMON SHARE
    Earnings per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during each respective period.

(8) COMMON STOCK
    The Corporation purchased 2.6 million shares of First American Corporation common stock (adjusted for the 2-for-1 stock split) in the open market during the first nine months of 1997 at a total cost of $88.1 million. Under Tennessee law, such shares have been recognized as authorized but unissued. Accordingly, the Corporation reduced the par value and reflected the excess of the purchase price over par of such repurchased shares as a reduction from capital surplus.
    All of the First American shares exchanged in the Hartsville transaction were repurchased during January 1997 in the open market.

(9) LEGAL AND REGULATORY MATTERS
    On September 30, 1996, special legislation was enacted which required many financial institutions to pay a special one-time assessment on deposits insured by the Savings Association Insurance Fund ("SAIF") at the rate of $.657 per $100 of deposits held as of March 31, 1995. The Corporation's special assessment was $8.1 million or $4.949 million, net of tax ($.08 per share), and was accrued by First American in September 1996. The purpose of the legislation was to recapitalize the thrift fund up to the statutorily prescribed 1.25%. Effective January 1, 1997, the normal SAIF deposit insurance rate for well-capitalized institutions dropped to 0 basis points per $100 of deposits. Beginning January 1, 1997, a separate 1.3 basis point annual charge will be assessed through 1999 on Bank Insurance Fund deposits and a 6.4 basis point annual charge will be assessed on SAIF deposits in order to service debt incurred by the Financing Corporation, a corporation established by the Federal Housing Finance Board to issue stock and debt principally to assist in funding the Federal Savings and Loan Insurance Corporation Resolution Fund. Starting in the year 2000 until the Financial Corporation debt is retired, banks and thrifts will pay such assessment on a pro rata basis, which is estimated to run approximately 2.5 basis points.
    Following the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Charter Federal Savings Bank ("Charter" or now "FAFSB"), brought an action against the Office of Thrift Supervision and the Federal Deposit Insurance Corporation seeking injunctive and other relief, contending that Congress' elimination of supervisory goodwill required rescission of certain supervisory transactions. The Federal District Court found in Charter's favor, but in 1992 the Fourth Circuit Court of Appeals reversed, and the U.S. Supreme Court denied Charter's petition for certiorari. In 1995, the Federal Circuit Court found in favor of another thrift institution in a similar case (Winstar Corp. v. United States) in which the association sought damages for breach of contract. Charter also filed suit against the United States Government ("Government") in the Court of Federal Claims based on breach of contract. Pending the Supreme Court's review of the Winstar decision, FAFSB's action was stayed. In July 1996, the Supreme Court affirmed the lower court's decision in Winstar. The stay was automatically lifted and FAFSB's suit is now proceeding. The Government, however, has filed a motion to dismiss the suit based on the prior Fourth Circuit decision. This motion has not yet been decided by the Federal Claims Court.

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

OVERVIEW
    On April 17, 1997, the Board of Directors authorized a 2-for-1 stock split of First American Corporation common stock which was made on May 9, 1997. The par value of the common stock was reduced from $5.00 to $2.50 per share. All financial data included has been restated to reflect the impact of the stock split.
    Net income for the nine months ended September 30, 1997, was $106.6 million, an $18.5 million or 21.0% increase from the $88.1 million earned during the same time last year. Earnings per share also increased during the nine months ended September 30, 1997 to $1.81 per share, up 21.8% over the $1.49 for the same period in 1996. Return on average assets ("ROA") and return on average equity ("ROE") improved to 1.41% and 16.26%, respectively, for the nine months ended September 30, 1997 from 1.21% and 14.34%, respectively, for the same time in 1996.
    During 1996, special legislation was enacted which required many financial institutions to pay a special one-time assessment on deposits insured by the Savings Association Insurance Fund ("SAIF") at the rate of $.657 per $100 of deposits held as of March 31, 1995. The Corporation's special assessment was $8.1 million or $5.0 million, net of tax ($.08 per share), and was accrued by First American in September 1996. The purpose of the legislation was to recapitalize the thrift fund up to the statutorily prescribed 1.25%. Excluding the one-time SAIF assessment, net income increased 15.0%, from $93.1 million in the first nine months of 1996, or $1.57 per share. Also, excluding these expenses, ROA was 1.28% and ROE was 15.15%.
    During 1997, First American has taken steps to further align the goals of management with the strategic and financial goals of First American. The Board of Directors approved a new program under the terms of the 1991 Employee Stock Incentive Plan to compensate management based on the Corporation's overall achievement of its goals. Executive and senior management were given the choice of receiving part, or all, of their annual incentive compensation (20%-50% of total compensation) in restricted common stock, rather than cash, with the opportunity to have it matched by the Corporation. First American's matching contribution will vest if the Corporation achieves a price-to-book multiple greater than or equal to the median of a defined high performing peer group by the end of the year 2000. The composition of the peer group and the Corporation's goals are subject to change by the Human Resources Committee in order to ensure that they remain reflective of the most high performing, highly valued companies in the industry.
    On July 17, 1997, First American National Bank ("FANB") completed its sale of Tennessee Credit Corporation and First City Life Insurance Company, with total assets of $13.6 million, to Norwest Financial Tennessee, Inc. The transaction resulted in a net gain of $2.1 million.
    Effective January 1, 1997, First American acquired Hartsville Bancshares, Inc. ("Hartsville"), an $89.5 million bank holding company, by exchanging approximately 350,000 shares (adjusted for the 2-for-1 stock split) of the Corporation's common stock for all of the outstanding shares of Hartsville. All of the First American shares exchanged in the transaction were repurchased in the open market during January 1997. Hartsville had five branches in Middle Tennessee and operated under the name CommunityFirst. Immediately following the merger of Hartsville with and into First American, CommunityFirst was merged with and into FANB. The acquisition was accounted for as a purchase.
    Effective July 1, 1996, FANB, a wholly-owned subsidiary of First American, purchased 96.2% of the stock of INVEST for $26.0 million in cash. Simultaneously, INVEST completed its acquisition of Investment Center Group, Inc., the parent of Investment Centers of America, in a transaction valued at $5.0 million, which makes INVEST the nation's largest marketer of mutual funds, annuities, and other investment products sold through financial institutions. Both transactions were accounted for as purchases. During the third quarter of 1996, FANB purchased an additional 2.1% of the stock of INVEST. Effective February 1, 1997, AmeriStar Capital Markets, Inc., formerly a wholly-owned subsidiary of FANB and a broker-dealer registered with the National Association of Securities Dealers, was merged with and into INVEST. As a result of the merger, FANB's equity ownership in INVEST increased to 98.5%.
    Effective April 1, 1996, FANB purchased 49% of the stock of The SSI Group, Inc., a health care payments processing company, for $8.6 million. The transaction is being accounted for under the equity method of accounting.
    Effective March 11, 1996, First American acquired First City by exchanging approximately 2.2 million shares (adjusted for the 2-for-1 stock split) of First American Corporation common stock for all of the outstanding shares of First City. First City was a bank holding company headquartered in Murfreesboro, Tennessee, and operated two Tennessee state chartered banks and a consumer finance company. First City had $366 million in assets, 11 banking offices, and nine consumer finance locations in the middle Tennessee area. The transaction was accounted for as a purchase.
    On October 22, 1997, FANB entered into a definitive agreement with the Bank of New York to purchase FANB's corporate trust business. FANB intends to transfer to the Bank of New York approximately 550 bond trustee and agency relationships representing $5 billion in outstanding securities for municipalities and corporations located primarily in Tennessee. The transaction is expected to be completed in the first quarter of 1998.

INCOME STATEMENT ANALYSIS
NET INTEREST INCOME
    Net interest income on a taxable equivalent basis represented 60% of total revenues in the third quarter of 1997 and 61% in the third quarter of 1996. For purposes of this discussion, total revenues consist of the sum of net interest income and noninterest income. Net interest income on a taxable equivalent basis in the third quarter of 1997 was $97.0 million, up $6.8 million, or 7.5%, from $90.2 million in the third quarter of 1996. Net interest income is the difference between total interest income earned on earning assets such as loans and securities and total interest expense incurred on interest-bearing liabilities such as deposits. Net interest income is affected by the volume and mix of earning assets and interest-bearing liabilities and the corresponding interest yields and costs.
    Net interest income on a taxable equivalent basis represented 60% of total revenues in the first nine months of 1997 and 68% of total revenues during the same period last year. Net interest income on a taxable equivalent basis in the nine months ended September 30, 1997 was $285.2 million, up $24.2 million, or 9.3% from the $261.0 million during the same period last year.
    Total interest income on a taxable equivalent basis amounted to $191.1 million for the third quarter of 1997, compared to $180.9 million for the third quarter of 1996, an increase of $10.2 million, or 5.6%. Of the $10.2 million increase in total interest income, $8.1 million resulted from an increase in the volume of earning assets (primarily loans) and $2.1 million resulted from an increase in average yields. Average earning assets rose $386.8 million, or 4.3%, to $9.45 billion. Of the total increase, average loans increased $553.5 million, or 8.5%, to $7.07 billion, average federal funds sold and securities purchased under agreements to resell increased $2.1 million to $63.8 million, while average securities decreased $159.0 million, or 6.6%, to $2.24 billion. The average yield on earning assets increased 8 basis points to 8.02% from 7.94%, due to a shift in the mix of earning assets. Average loans increased to 75% of average earning assets in the third quarter of 1997 versus 72% in the same period for 1996 while average securities decreased to 24% of average earning assets in the third quarter of 1997 versus 26% in the third quarter of 1996. As average earning assets increased from the third quarter of 1996 to the third quarter of 1997 with more earning assets in higher yielding loan balances than in securities, the mix was more favorable and the overall yield improved.
    Total interest income on a taxable equivalent basis amounted to $557.8 million for the nine months ended September 30, 1997, compared to $528.7 million for the same period last year, an increase of $29.1 million, or 5.5%. Of the $29.1 million increase in total interest income, $22.2 million resulted from an increase in the volume of earning assets (primarily loans) and $6.9 million resulted from an increase in average yields. Average earning assets rose $385.2 million, or 4.3%, to $9.34 billion. Of the total increase, average loans increased $356.2 million, or 5.5%, to $6.84 billion, average securities increased $88.0 million, or 3.9%, to $2.36 billion, while average federal funds sold and securities purchased under agreements to resell decreased $77.1 million to $60.8 million. The average yield on earning assets increased 9 basis points to 7.98% from 7.89%, reflecting a generally higher interest rate environment in the first nine months of 1997 compared to the same time last year. Short-term and long-term external interest rates were generally higher in the first nine months of 1997, compared to the first nine months of 1996. For example, the average prime rate for the nine months ended September 30, 1997 was 8.42%, compared to 8.28% for the same period last year. Also, 1-year and 5-year treasury securities yielded 5.64% and 6.35% on average, respectively, in the first nine months of 1997 compared to 5.52% and 6.19%, respectively, in the first nine months of 1996.
    Total interest expense in the third quarter of 1997 increased $3.4 million, or 3.8%, to $94.1 million from the third quarter of 1996. Of the increase, $4.4 million resulted from an increase in the volume of interest-bearing liabilities offset by a $1.0 million decrease due to lower average interest rates paid on interest-bearing funds. In the third quarter of 1997, average interest-bearing liabilities grew $349.9 million, or 4.6%, to $8.0 billion from $7.65 billion in the third quarter of 1996. Of the total increase, average interest-bearing deposits increased $232.5 million, or 3.7%, to $6.45 billion, average short-term borrowings rose $139.1 million, or 74.9%, to $324.8 million, and average long-term debt decreased $30.9 million, or 8.9%, to $315.5 million. Excluding the effects of the Hartsville acquisition, total average interest-bearing deposits increased 2.5%. The average rate paid on interest-bearing liabilities decreased 4 basis points to 4.67% from 4.71% due to a more favorable mix of interest-bearing liabilities (higher NOW account and money market account balances as a percentage of interest-bearing liabilities), more favorable average interest rates paid on interest-bearing liabilities in 1997 versus 1996, and a decrease in the expense involved in hedging the rates paid on these liabilities.
    Total interest expense in the nine months ended September 30, 1997, increased $5.0 million, or 1.9%, to $272.6 million from the same time last year. Of the total increase, $12.0 million resulted from an increase in the volume of interest-bearing liabilities offset by a $7.0 million decrease due to lower average interest rates paid on interest-bearing funds. In the first nine months of 1997, average interest-bearing liabilities grew $345.4 million, or 4.6%, to $7.89 billion from $7.55 billion in the first nine months of 1996. Of the total increase, average interest-bearing deposits increased $270.9 million, or 4.4%, to $6.42 billion, average short-term borrowings rose $96.2 million, or 62.6%, to $250.1 million, and average long-term debt decreased $44.0 million, or 12.1%, to $319.9 million. Excluding the Hartsville and First City acquisitions, total average interest-bearing deposits increased 2.0%. The average rate paid on interest-bearing liabilities decreased 12 basis points to 4.62% from 4.74%, due to a more favorable mix of interest-bearing liabilities (higher NOW account and money market account balances as a percentage of interest-bearing liabilities), more favorable average interest rates paid on interest-bearing liabilities in 1997 versus 1996, and a decrease in the expense involved in hedging the rates paid on these liabilities.
    Net interest income in the third quarter of 1997 increased largely as a result of the increase in the volume of earning assets and an improved net interest spread. Net interest spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities. First American's net interest spread improved 12 basis points to 3.35% during the third quarter of 1997 from 3.23% for the third quarter of 1996.
    As the net interest spread improved, the net interest margin, which is net interest income expressed as a percentage of average earning assets, increased to 4.07% for the third quarter of 1997 as compared with 3.96% for the same quarter a year earlier. The primary factors leading to the improvement in the net interest margin were the increase in the volume of earning assets and the improvement in net interest spread.
    Net interest income in the nine months ended September 30, 1997, increased largely as a result of the increase in the volume of earning assets and an improved net interest spread. First American's net interest spread improved 21 basis points to 3.36% during the first nine months of 1997 from 3.15% for the same time last year.
    As the net interest spread improved, the net interest margin increased to 4.08% for the nine months ended September 30, 1997, as compared with 3.89% for the same period a year earlier. The primary factors leading to the improvement in the net interest margin were the increase in the volume of earning assets and the improvement in net interest spread.

PROVISION FOR LOAN LOSSES
    This topic is addressed under the caption "Allowance and Provision for Loan Losses."

NONINTEREST INCOME
    Total noninterest income was $64.3 million for the third quarter of 1997 compared with $57.7 million for the third quarter of 1996, an increase of $6.5 million, or 11.3%. Noninterest income represented 40% of total revenues in the third quarter of 1997 and 39% during the same time last year. Noninterest income, excluding net realized securities gains, totaled $63.6 million, an increase of $5.9 million, or 10.2% from $57.7 million in the third quarter of 1996. The increase in noninterest income from the third quarter of 1996 included a $2.7 million increase in investment services income, a $2.1 million gain on the sale of Tennessee Credit Corporation, and a $2.1 million, or 14.3%, increase in service charges on deposit accounts offset by a $1.0 million decrease in trading account revenue. The $2.7 million improvement in investment services income over the third quarter of 1996 resulted from an increased growth in retail brokerage commissions related to mutual funds and annuities sales and institutional brokerage commissions on various types of securities transactions associated with the operations of INVEST. The $2.1 million increase in service charges on deposit accounts can be attributed to an increase in related activities for commercial and retail deposits, although there was a slight decrease in the average number of retail deposit accounts. The average number of retail deposit accounts decreased .3% and the average number of commercial deposit accounts increased .2% from third quarter 1996 to the current quarter. The $2.1 million gain on the sale of Tennessee Credit Corporation occurred on July 17, 1997. The $1.0 million decrease in trading account revenue was primarily due to a change in market conditions during the quarter. Excluding INVEST, noninterest income increased $3.8 million, or 11.2%.
    Total noninterest income was $188.8 million for the first nine months of 1997 compared with $121.2 million for the same time last year, an increase of $67.8 million, or 55.8%. Noninterest income represented 40% of total revenues in the first nine months of 1997 and 32% during the same time last year. Noninterest income, excluding net realized securities gains, totaled $187.4 million, an increase of $67.8 million, or 56.6%, from $119.7 million in the nine months ended September 30, 1996. The increase from the first nine months of 1996 included a $54.1 million increase in investment services income, a $6.1 million or 23.0% increase in other income, a $5.1 million, or 11.9%, increase in service charges on deposit accounts, a $2.1 million gain on the sale of Tennessee Credit Corporation, and a $1.0 million increase in commissions and fees on fiduciary activities. Of the total $54.1 million improvement in investment services income over the year-to-date 1996, $45.6 million can be attributed to the acquisition of INVEST, and the remainder resulted primarily from growth in retail brokerage commissions related to mutual funds and annuities sales and institutional brokerage commissions on various types of securities transactions. The $6.1 million increase in other income resulted largely from a $2.7 million increase in ATM surcharge and network transaction fee items due substantially to fees generated by the introduction of new ATM services such as stamps, mini-statements, and ATM use by non-First American customers, a $1.1 million increase in income from Financial Insurance Retention Group ("FIRG") due primarily to the fact that FIRG changed its reserve methodology and subsequently took a portion of its reserves back into income, and a $1.0 million increase in open-end, non-loan fees due to interchange fees generated by the "CheckCard" product. Other income in the first nine months of 1997 also included a $1.0 million increase in income related mainly to the acquisition of INVEST which consists of fees collected from clients related to account activity, and a $.5 million increase in collection expense and related bank fees due primarily to increases in agency fees and fund transfer fees. The increases in other income were offset by $.9 million decrease in gains on the sale of mortgage loans. The $5.1 million increase in service charges on deposit accounts can be attributed to a greater number of deposit accounts and related activities for commercial and retail deposits. The average number of retail deposit accounts increased 1.0% and the average number of commercial deposit accounts increased 1.5% from nine months ended September 30, 1996 to the current period. The $1.0 million increase in commission and fees on fiduciary activities resulted principally from favorable market conditions, as well as increased trust activity due to improved marketing efforts. Excluding INVEST, noninterest income increased $14.1 million, or 14.8%, from the nine months ended September 30, 1996.

NONINTEREST EXPENSE
    Total noninterest expense decreased $3.2 million, or 3.1%, to $99.9 million for the third quarter of 1997 compared with $103.2 million for the same period in 1996. The decrease in noninterest expense included a $3.8 million increase in salaries and employee benefits, a $1.4 million increase in equipment expense, a $.9 million increase in other expenses, a $.7 million increase in subscribers' commissions related to INVEST's brokerage activities, offset by an $8.7 million decrease in FDIC insurance expense, a $1.1 million decrease in foreclosed property expense, and a $.5 million decrease in marketing expense.
    Salaries and employee benefits increased $3.8 million, or 8.7%, from the same period in 1996 principally due to merit increases and higher incentive compensation. Equipment expense increased $1.4 million over last year's third quarter due to higher depreciation expense resulting from the addition of furniture and fixtures at various branches and enhancements and housing for the ATMs. Additional equipment expense was also incurred due to the opening of a branch during the third quarter of 1997. Other expenses increased $.9 million, or 8.4%, mainly due to a $.6 million increase in professional fee expense related largely to an increase in various consulting projects during the third quarter of 1997, a $.3 million increase in software expense related to software upgrades throughout the company, a $.2 million increase in travel expenses, a $.2 million increase in security clearing fees primarily associated with INVEST, and an increase in amortization of intangibles of $.2 million due to the Hartsville acquisitions and mortgage servicing rights. The increases in other expenses were offset by a $.9 million increase in deferred loan expense due to an increased volume of consumer and mortgage loans in the third quarter of 1997, as compared to the third quarter of 1996. The decrease in FDIC insurance expense relates to the

$8.1 million one-time assessment on SAIF deposits held as of March 31, 1995, which was accrued during the third quarter of 1996. Foreclosed property expense decreased by $1.0 million due to more sales of foreclosed property during the third quarter of 1997. The decrease in marketing expense of $.5 million occurred primarily because certain statewide advertising projects are planned for late 1997. Excluding INVEST, noninterest expense decreased $4.8 million, or 6.0%.
    Total noninterest expense increased $61.2 million, or 25.8%, to $298.5 million for the nine months ended September 30, 1997, compared with $237.3 million for the same period in 1996. The increase in noninterest expense included a $35.7 million increase in subscribers' commissions related to INVEST's brokerage activities, a $19.8 million increase in salaries and employee benefits, a $8.3 million increase in other expenses, a $3.5 million increase in equipment expense, a $1.9 million increase in net occupancy expense, a $1.5 million increase in communications expense, and a $1.2 million increase in systems and processing expense. The increases in noninterest expense were offset by a $9.5 million decrease in FDIC insurance expense and a $1.3 million decrease in marketing expense.
    Salaries and employee benefits increased $19.8 million, or 16.3%, from the same period in 1996 principally due to merit increases and additional employees resulting predominantly from acquisitions. Other expenses increased $8.3 million, or 31.6% from the prior year mainly due to a $1.5 million increase in security clearing fees, a $1.1 million increase in travel expense, and a $.5 million increase in convention and group meeting expense, all of which can be attributed to the acquisition of INVEST. Other expenses also included a $1.4 million increase in the amortization of intangibles related to the Hartsville, First City and INVEST acquisitions and mortgage servicing rights, an increase of $1.2 million in professional fee expense related to additional consulting fees generated by various projects during the third quarter of 1997, a $.5 million increase in software expense due to software upgrades throughout the company, and a $.5 million increase in other non-interest deposit expense which can be attributed to higher losses because of forgery and check card fraud. Equipment expense increased $3.5 million compared to the nine months ended September 30, 1996, largely due to higher depreciation expense resulting from the addition of furniture and fixtures at various branches, the addition of new image scanning equipment, and enhancements and housing for the ATMs. Expense was also incurred due to an increased usage of computer maintenance contracts and the addition and/or renovation of branches during the year. Net occupancy expense grew $1.9 million essentially from higher rent and other occupancy-related expenses related to the Hartsville, First City, and INVEST acquisitions. Communication expenses increased $1.5 million, mainly because of higher expenditures for telecommunications, postage, and air courier services. Systems and processing expense increased $1.2 million due to higher processing volumes related to the recent acquisitions and various projects to enhance systems. The $9.5 million decrease in FDIC insurance expense related to the $8.1 million one-time assessment on SAIF deposits held as of March 31, 1995, which was accrued during the third quarter of 1996. The $1.3 million decrease in marketing expense occurred primarily because certain statewide advertising projects are planned for late 1997. Excluding INVEST, noninterest expense increased $9.3 million, or 4.3%.
    First American's operating efficiency ratio from the traditional banking business improved to 54.81% in the third quarter of 1997 compared to 57.24% (excluding the SAIF assessment) for the third quarter of 1996, while the operating efficiency ratio for the first nine months of 1997 improved to 55.90% compared to 57.02% (excluding the SAIF assessment) for the same period in 1996.

INCOME TAXES
    During the third quarters of 1997 and 1996, income tax expense was $23.0 million and $16.4 million, respectively. During the nine months ended September 30, 1997 and September 30, 1996, income tax expense was $66.1 million and $54.1 million, respectively. The major factor for the 22.1% increase in year-to-date income tax expense was the higher income before income taxes.

BALANCE SHEET REVIEW
ASSETS
    Total assets of First American rose $533.6 million, or 5.3%, to $10.56 billion at September 30, 1997, compared to $10.03 billion one year earlier. The growth in total assets was due to a $571.0 million, or 8.7%, increase in loans, net of unearned discount and net deferred loan fees, to $7.15 billion at September 30, 1997, from $6.58 billion at September 30, 1996, partially offset by a $52.5 million decrease in federal funds sold and securities purchased under agreements to resell, a $24.3 million decrease in trading securities, and a $12.3 million decrease in cash. Leading the growth in loans were commercial loans, which increased $283.3 million, or 9.6%, over a broad range of industry categories, consumer loans, which increased $276.1 million, or 20.8%, primarily due to the purchase of $200.0 million of loans, with recourse, from the Tennessee Valley Authority on June 30, 1997, and commercial mortgage loans, which increased $22.2 million, or 6.3%, partially offset by a decrease in consumer residential mortgages of $35.5 million. The increase in loan volume was generally a reflection of positive economic conditions in Tennessee and adjacent states, and the success of First American's sales efforts and marketing programs. An increase of $6.8 million in investment securities also contributed to the growth in total assets.
    Total assets increased $162.5 million from $10.40 billion at December 31, 1996, to $10.56 billion at September 30, 1997. The increase in total assets from December 31, 1996, to September 30, 1997, was due to a $493.1 million increase in loans, net of unearned discount and net deferred loan fees, partially offset by a $121.7 million decrease in investment securities, a $103.4 million decrease in Federal funds sold and securities purchased under agreements to resell, and by the $94.5 million decrease in cash. Leading the growth in loans for the nine months ended September 30, 1997, were consumer installment loans which increased $266.5 million, or 20.0%, and commercial loans $225.3 million, a 7.5% increase.

ALLOWANCE AND PROVISION FOR LOAN LOSSES
    Management's policy is to maintain the allowance for loan losses at a level which is adequate to absorb estimated loan losses inherent in the loan portfolio. The provision for loan losses is a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance at an appropriate level. Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision.
    In order to maintain the allowance at an appropriate level, First American's loan loss methodology produced no provision for loan losses during the third quarter of 1997 nor during the third quarter of 1996. The primary factors leading to no provision for loan losses in the third quarters of 1997 and 1996, were the continued favorable levels of asset quality as discussed under the caption "Asset Quality" and the relatively low net loan charge-off experience.
In the third quarter of 1997 there were net charge-offs of $3.1 million which compared to net charge-offs of $5.3 million in the third quarter of 1996. Net charge-offs as a percentage of average loans on an annualized basis amounted to
 .18% and .33%, respectively, in the third quarters of 1997 and 1996. Activity in the allowance for loan losses in the first nine months of 1997 also included a $.7 million increase due to the January 1, 1997 acquisition of Hartsville and a $.2 million decrease due to the July 17, 1997 sale of Tennessee Credit Corporation. For the nine months ended September 30, 1997 and September 30,
1996, net charge-offs were $8.4 million and $6.3 million, respectively, and net charge-offs as a percentage of average loans on an annualized basis amounted to
 .16% and .13%, respectively.
    The allowance for loan losses was $115.3 million at September 30, 1997, $128.2 million at September 30, 1996, and $123.3 million at December 31, 1996. The allowance for loan losses represented 1.61% and 1.95% of net loans at September 30, 1997 and 1996, respectively, and 1.85% at December 31, 1996.

ASSET QUALITY
    First American's nonperforming assets (excluding loans 90 days past due on accrual status) were $22.5 million at September 30, 1997, $22.0 million at September 30, 1996, and $23.7 million at December 31, 1996. Nonperforming assets (excluding loans 90 days past due on accrual status) at September 30, 1997, represented .31% of total loans and foreclosed properties, compared to .33% at September 30, 1996, and .36% at December 31, 1996. At September 30, 1997, nonperforming assets were comprised of $18.8 million of non-accrual loans and $3.7 million of foreclosed properties.

    Other potential problem loans consist of loans that are currently not considered nonperforming but on which information about possible credit problems has caused Management to doubt the ability of the borrowers to comply fully with present repayment terms. At September 30, 1997, such loans totaled approximately $67 million compared with approximately $76 million of such loans at September 30, 1996, and $52 million at December 31, 1996. Depending on the economy and other factors, these loans and others, which may not be presently identified, could become nonperforming assets in the future.

LIABILITIES
    Total deposits were $7.70 billion at September 30, 1997, an increase of $149.7 million, or 2.0%, from $7.55 billion a year earlier. Core deposits, which are defined as total deposits excluding certificates of deposit $100,000 and over and foreign deposits, totaled $6.81 billion at September 30, 1997, and $6.74 billion at September 30, 1996. Short-term borrowings increased $332.0 million, or 28.8%, to $1.49 billion at September 30, 1997, from $1.15 billion at September 30, 1996. Long-term debt decreased $130.4 million from September 30, 1996, to $210.1 million at September 30, 1997, essentially due to the reclassification of $141.0 million of Federal Home Loan Bank ("FHLB") borrowing from long- to short-term.
    Total deposits decreased $91.6 million from $7.79 billion at December 31, 1996, to $7.70 billion at September 30, 1997. Core deposits increased $12.0 million, short-term borrowings increased $330.9 million, and long-term debt decreased $121.1 million from December 31, 1996, to September 30, 1997. The decrease in long-term debt resulted primarily from the reclassification of $123.0 million of FHLB borrowings from long- to short-term.

DERIVATIVE INSTRUMENTS
    First American has utilized off balance sheet derivative products for a number of years in managing its interest rate sensitivity. Generally, a derivative transaction is a payments exchange agreement whose value derives from an underlying asset or underlying reference rate or index. The use of non-complex, non-leveraged derivative products has reduced the Company's exposure to changes in the interest rate environment. By using derivative products such as interest rate swaps and futures contracts to alter the nature of (hedge) specific assets or liabilities on the balance sheet (for example to change a variable to a fixed rate obligation), the derivative product offsets fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should produce close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products have enabled First American to improve its balance between interest-sensitive assets and interest-sensitive liabilities by managing interest rate sensitivity, while continuing to meet the lending and deposit needs of its customers.
    In conjunction with managing interest rate sensitivity, at September 30, 1997, First American had derivatives with notional values totaling $2.02 billion. These derivatives had a net positive fair value (unrealized net pre-tax gain) of $10.9 million. Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. At September 30, 1996, First American had derivatives with notional values totaling $1.3 billion. These derivatives had a net positive fair value (unrealized pre-tax gain) of $5.6 million at September 30, 1996. The instruments utilized are noted in the following table along with their notional amounts and fair values at September 30, 1997 and 1996.

                                                                                                         Weighted
                                                                       Weighted Average Rate             Average
                          Related Variable Rate     Notional        -----------------------------        Maturity          Fair
(in thousands)                Asset/Liability        Amount               Paid         Received           Years            Value
------------------------------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 1997
  Interest rate swaps    Money market deposits      $  250,000          5.80% (1)         5.74% (2)         1.8           $   1,012
  Interest rate swaps    Loans                         675,000          5.73  (3)         6.66  (1)         4.5              11,821
  Forward interest rate  Available for sale
   swaps                   securities                  250,000          6.53  (4)          N/A  (4)         3.0                (919)
  Forward interest rate
   swaps                 Money market deposits         850,000          6.36  (5)         5.73  (5)         1.4              (1,018)
                                                   -----------                                                               ------
                                                    $2,025,000                                                            $  10,896
================================================================================================================   =================

September 30, 1996
  Interest rate swaps    Money market deposits       $ 600,000          5.77% (1)         5.58% (2)         1.5           $   4,013
  Interest rate swaps    Loans                         300,000          5.59  (3)         6.80  (1)         4.8               3,644
  Forward interest rate  Available for sale
  swaps                    securities                  200,000          7.11  (6)          N/A  (6)         3.8              (2,025)
  Forward interest rate
   swaps                 Money market deposits         200,000          6.54  (7)          N/A  (7)         1.8                 (63)
                                                   -----------                                                                  ---
                                                    $1,300,000                                                           $    5,569
====================================================================================================================================

(1) Fixed rate.
(2) Variable rate which reprices quarterly based on 3-month LIBOR except for $25 million which reprices every 6 months based on 6-month LIBOR.
(3) Variable rate which reprices quarterly based on 3-month LIBOR.
(4) Forward swap periods will begin in September 1998. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR, repricing quarterly, but were unknown at September 30, 1997, since the related forward swap period had not yet begun.
(5) Forward swap periods have become effective for $200 million and will begin in November 1997 for $200 million, June 1998 for $350 million, and July 1998 for $100 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR, repricing quarterly, but were unknown for $650 million of forward swaps at September 30, 1997, since the related forward swap periods had not yet begun.
(6) Forward swap periods began in May 1997 for $50 million, June 1997 for $50 million, and July 1997 for $100 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR, repricing quarterly, but were unknown at September 30, 1996, since the forward swap periods had not yet begun.
(7) Forward swap periods began in May 1997 for $100 million and September 1997 for $100 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR, repricing quarterly, but were unknown at September 30, 1996, since the forward swap periods had not yet begun.

       As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities which offer more interest rate risk protection. At September 30, 1997, there were $1.7 million of deferred net gains related to terminated derivatives contracts, and there were $1.4 million of deferred net gains at September 30, 1996. Deferred gains and losses on off balance sheet derivative activities are recognized as interest income or interest expense over the original covered periods.
       Net interest income for the quarter ended September 30, 1997, was increased by derivative products income of $.8 million. Net interest income for the quarter ended September 30, 1996, was decreased by $2.5 million derivative products expense. Net interest income for the nine months ended September 30, 1997, was increased by derivative products income of $2.4 million. Net interest income for the nine months ended September 30, 1996, was decreased by derivative products expense of $9.3 million. The change from derivative products net expense for year-to-date 1996 to net pretax income for year-to-date 1997 was primarily due to the reduced amortization of deferred losses on terminated derivative contracts and changes in the interest rate environment.
       Credit risk exposure due to off-balance-sheet hedging is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. As of September 30, 1997, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure. First American's net credit exposure on outstanding derivatives was $11.4 million on September 30, 1997. Given the credit standing of the counterparts to the derivative contracts, Management believes that this credit exposure is reasonable in light of its objectives.

CAPITAL POSITION
       Total shareholders' equity was $889.3 million, or 8.42% of total assets at September 30, 1997, $838.0 million, or 8.36% of total assets, at September 30, 1996, and $868.7 million, or 8.35% of total assets at December 31, 1996. Book value per share was $15.23 on September 30, 1997, $14.18 per share on September 30, 1996, and $14.66 per share on December 31, 1996.
       Total shareholders' equity increased $20.6 million from December 31, 1996, principally from increases of $73.9 million of earnings retention ($106.6 million of net income less $32.7 million of dividends), $16.4 million of common stock issued for employee benefit and dividend reinvestment plans, and $10.1 million of common stock issued for the acquisition of Hartsville. These increases were reduced by the repurchase of $88.1 million of common stock. All of the First American shares exchanged in the Hartsville transaction were repurchased during January 1997 in the open market.
       On April 17, 1997, the Board of Directors authorized a 2-for-1 stock split and a 29% increase in the quarterly cash dividend. All financial data has been restated to reflect the impact of the stock split. In the third quarter of 1997, First American declared cash dividends on its common stock of $.20 per share compared to $.155 per share in the third quarter of 1996. Cash dividends for the first nine months of 1997 were $.555 per share versus $.45 per share in the first nine months of 1996, an increase of 23%. The dividend payout ratio was 32% in the third quarter of 1997 compared to 33% in the third quarter of 1996. The dividend payout ratio for the nine months ended September 30, 1997 and 1996 was 31% and 30%, respectively.
       The Federal Reserve Board and Office of the Comptroller of the Currency
(OCC) regulations require that bank holding companies and national banks maintain minimum capital ratios. As of September 30, 1997, the Corporation and FANB had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. At September 30, 1997, the Corporation and FANB had total risk-based capital ratios of 11.46% and 11.16%, respectively, Tier I risk-based capital ratios of 9.06% and 9.91%, respectively, and Tier I leverage capital ratios of 7.71% and 8.57%, respectively. In order to be considered well capitalized, the total risk-based capital ratio must be a minimum of 10%, the Tier I risk-based capital ratio must equal or exceed 6%, and the Tier I leverage capital ratio must be 5% or greater.
       First American Federal Savings Bank ("FAFSB") is subject to capital requirements adopted by the Office of Thrift Supervision ("OTS"), which are similar to those issued by the Federal Reserve Board and the OCC. At September 30, 1997, FAFSB's total risk-based capital ratio was 16.95%, its Tier I capital ratio was 15.98% of risk based weighted assets, and its core (leverage) capital ratio was 7.26%, all of which exceeded the minimum ratios established by the OTS.
    On July 17, 1997, the Board of Directors authorized the repurchase of up to
4.0 million additional shares of the Corporation's common stock to fund its various employee benefit plans, dividend reinvestment plans and potential future acquisitions.

LIQUIDITY
       Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets, which include cash and cash equivalents (less Federal Reserve Bank reserve requirements), money market instruments, and securities that will mature within one year, amounted to $751.4 million and $943.0 million at September 30, 1997 and 1996, respectively. The estimated average maturity of securities was 3.5 years and 5.3 years at September 30, 1997 and 1996, respectively. The average repricing life of the total securities portfolio was
3.1 years and 2.2 years at September 30, 1997 and 1996, respectively. The overall liquidity position of First American is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 88% of total deposits at September 30, 1997, versus 89% at September 30, 1996.
       An additional source of liquidity is the Corporation's three year $70 million revolving credit agreement which will expire March 31, 1998. First American had no borrowings under this agreement during 1997 or 1996.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The information called for by this item is incorporated by reference to
        Item 3 of the Registrant's annual report on Form 10-K for the year ended December 31, 1996, and Note 9 to the Corporation's Consolidated Financial Statements for the quarter ended September 30, 1997 included herein.

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

            10              Employment Agreement made on the first day of August, 1997 by and between First American Corporation and Martin E. Simmons.

            11              Statement regarding computation of per share earnings is
                            included in Note 7 to the Consolidated Financial Statements for
                            the quarter ended September 30, 1997.  See Part 1, Item 1.

            15              Letter regarding unaudited interim financial information from
                            KPMG Peat Marwick LLP, dated October 16, 1997.

            27              Financial Data Schedule for interim year-to-date period ended
                            September 30, 1997.  (For SEC use only)

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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



                                       FIRST AMERICAN CORPORATION
                                       --------------------------
                                       (Registrant)



                                       /s/  Dale W. Polley
                                       -----------------------------------------
                                       Dale W. Polley
                                       President and Principal Financial Officer

                                       Date:          November 13, 1997
                                             -----------------------------------