Form 10-K
period 1997-12-31
FIRST AMERICAN CORP /TN/
filed 1998-03-27
CIK 36068

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-K
                                  -------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997. Commission file number 0-6198.

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
             COMMON STOCK, PAR VALUE $2.50 PER SHARE AND ASSOCIATED
                 SERIES A JUNIOR PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

                               ------------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days. Yes  X   No
                                                       ---     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value (computed on the basis of the reported last sale price on February 5, 1998) of shares of Common Stock, par value $2.50 per share, held by non-affiliates of the Registrant was $2,471,927,276.37. The aggregate market value calculation assumes (i) that all shares beneficially held by members of the Board of Directors of the Registrant are shares owned by "affiliates," a status which each of the directors individually disclaims, and
(ii) that shares beneficially owned by the Registrant's subsidiaries are owned by "affiliates".

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                               Outstanding at
         Class                                 February 5, 1998
         -----                                 ----------------
         Common Stock, $2.50 par value:        59,007,497

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT FROM WHICH PORTIONS ARE               PART OF FORM 10-K
INCORPORATED BY REFERENCE                      TO WHICH INCORPORATED
--------------------------------               ---------------------
1.  JOINT PROXY STATEMENT - PROSPECTUS
    DATED MARCH 11, 1998                            PART III

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I
Items 1-2         Business and Properties.......................................................................  1
                           General..............................................................................  1
                           Statistical Information..............................................................  5
                           Supervision and Regulation...........................................................  6
                           Competition.......................................................................... 13
                           Employees............................................................................ 14

Item 3            Legal Proceedings............................................................................. 14

Item 4            Submission of Matters to a Vote of
                           Security Holders..................................................................... 14

PART II
Item 5            Market for  Registrant's Common Equity
                           and Related Stockholder Matters...................................................... 15

Item 6            Selected Financial Data....................................................................... 15

Items 7; 7A       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations; Quantitative and Qualitative Disclosures
                  About Market Risk............................................................................. 18

Item 8            Financial Statements and Supplementary Data................................................... 49

Item 9            Changes In and Disagreements with Accountants on
                           Accounting and Financial Disclosure.................................................. 49

PART III
Item 10           Directors and Executive Officers of the Registrant............................................ 49

Item 11           Executive Compensation........................................................................ 52

Item 12           Security Ownership of Certain Beneficial Owners
                           and Management....................................................................... 52

Item 13           Certain Relationships and Related Transactions................................................ 52

PART IV
Item 14           Exhibits, Financial Statement Schedules, and
                           Reports on Form 8-K.................................................................. 53

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

         FANB owns 98.50% of the issued and outstanding capital stock of IFC Holdings, Inc. ("IFC"), a Delaware corporation headquartered in Tampa, Florida, which is engaged in the distribution of securities, other investment products, and insurance. IFC offers these products under two brand names, INVEST Financial Corporation ("INVEST") and Investment Centers of America, Inc. ("ICA"). The INVEST brand markets investment products to financial institutions of various asset sizes while the ICA brand markets investment products primarily to community banks.

          FANB also owns 49% of the capital stock of The SSI Group, Inc. ("SSI"), a Florida corporation headquartered in Mobile, Alabama, which is engaged in health care claims processing.

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

         As of December 31, 1997, the Corporation had total assets of approximately $10.9 billion, total deposits of $8.0 billion, shareholders' equity of approximately $908.7 million, and net income of $145.5 million. As of December 31, 1997, FANB had total assets of approximately $10.59 billion, total deposits of $7.79 billion, shareholders' equity of approximately $947.1 million, and net income of $146.0 million for 1997. As of December 31, 1997, the Corporation estimates that it ranked, on the basis of aggregate deposits in Tennessee held by FANB, the Corporation's principal subsidiary, as the second largest bank holding company headquartered in Tennessee.

         The Corporation's subsidiary banks engage in lending in the following areas: commercial, consumer -- amortizing mortgages, consumer -- other, real estate-- construction, and real estate -- commercial mortgages and other. The risk involved to the Corporation and its subsidiary banks in making these loans varies based on, among other things, the amount of the loan, the length of amortization of the principal, the type of collateral, if any, used to secure the loan, and characteristics of the borrower. For a further discussion of the Corporation's and its subsidiary banks' lending activities, see the following sections of Management's Discussion and Analysis of Financial Condition Results of Operations, included in this Report as Item 7: Loans, pages 27-29; Allowance and Provision for Loan Losses, pages 32-34; and Nonperforming Assets, page 31-32.

         For a discussion of the Corporation's and its subsidiary banks' investment activities, see the following sections of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Report as Item 7: Investment Securities, pages 29-30.

         For a discussion of the Corporation's and its subsidiary banks' deposit and other funding activities, see the following sections of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Report as Item 7: Deposits and Other Sources of Funds, pages 30-31; and Liquidity, pages 37-39.

COMMERCIAL BANKING

         Founded in 1883, FANB, at December 31, 1997, had banking offices in 35 Tennessee counties containing approximately 74% of Tennessee's population. FANB also has banking offices in two Kentucky counties containing approximately 2.6% of Kentucky's population and two Virginia counties (or cities) containing approximately 1% of Virginia's population. On the basis of deposits at December 31, 1997, the Corporation estimates that FANB was the second largest bank in Tennessee, and had the largest deposit base in the Nashville-Davidson County, Tennessee market, the largest deposit base in the Tri-Cities (Sullivan, Carter, Hawkins and Washington Counties, Tennessee and Washington County and Bristol City, Virginia) market, the second largest deposit base in the Knoxville (Knox County, Tennessee) market, the fifth largest deposit base in the Memphis (Shelby County, Tennessee) market, the eighth largest deposit base in the Chattanooga (Hamilton County, Tennessee) market, the second largest deposit base in the Bowling Green, Kentucky, market, and the tenth largest deposit base in the Southwest Virginia market.

         At December 31, 1997, FANB had a total of 156 banking offices in Tennessee, Kentucky, and Virginia. In its primary market of Tennessee, FANB had banking offices in 20 of the 25 largest Tennessee counties (measured by aggregate bank deposits of banks in the county at June 30, 1997) and in each of the 15 most populous Tennessee cities.

         FANB offers the services generally performed by commercial banks of like size and character. FANB also provides individual trust services and investment management services for customers of the Corporation's subsidiary banks. In addition, FANB owns First Amtenn Life Insurance Company, which underwrites credit life and accident and health insurance on extensions of credit made by FANB. For a discussion of the securities brokerage services provided by FANB, please see "Investment Product Distribution; Broker/Dealer Services" on pages 3-4 of this report.

         FANB offers 24-hour banking service through a variety of means, including automated teller machines located at a majority of its banking offices and at other locations. At December 31, 1997, FANB operated a total of 437 automated teller machines. In 1997, FANB also introduced PC and telephone banking to its customers.

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

         Effective July 1, 1997, First American National Bank of Kentucky ("FANBKY"), a wholly owned national bank subsidiary of the Corporation, was merged into FANB. As a result, four FANBKY branches in Warren and Simpson Counties, Kentucky, became FANB branches.

         On July 17, 1997, FANB sold the common stock of Tennessee Credit Corporation ("TCC"), a wholly owned FANB consumer finance subsidiary, and First City Life Insurance Company, TCC's wholly owned credit life insurance company, to Norwest Financial Tennessee, Inc. for $3,250,000.

         FAFSB offers the services generally performed by savings banks of like size and character. At December 31, 1997, FAFSB had 13 branches in the southwestern region of Virginia and offered 24-hour banking service through 13 automated teller machines. On the basis of deposits at December 31, 1997, the Corporation estimates that FAFSB had the sixth largest deposit base in the Bristol City/Washington County, Virginia market.

         FAE was incorporated in 1995 for the purpose of developing sources of non-traditional financial services income. FAE has concentrated its efforts in exploring the potential of fee income generation in the areas of health care payment processing, insurance company relational database services, and third-party marketing and securities distribution. A division of FANB manages the Corporation's investments in these areas, including investments in IFC and SSI.

INVESTMENT PRODUCT DISTRIBUTION; BROKER/DEALER SERVICES

         IFC, which was formerly known as INVEST Financial Corporation, is a securities broker-dealer registered with the National Association of Securities Dealers, Inc. ("NASD"), and through its subsidiaries, is licensed to sell investment products in all 50 states, the District of Columbia, and Puerto Rico.

         Headquartered in Tampa, Florida, IFC's primary business is selling investment products through financial institutions for which it functions as a third party marketer. IFC offers investment products under the INVEST brand for its financial institution clients. ICA, a North Dakota corporation headquartered in Bismarck, North Dakota and a wholly owned subsidiary of IFC, is also a broker-dealer registered with the NASD and a third-party marketer of its own brand of investment products through financial institutions. ICA primarily services community banks with assets of $500 million or less. As of December 31, 1997, IFC and ICA collectively service more than 400 banks through approximately 1900 licensed representatives in 1120 investment centers located throughout the United States.

         Effective February 1, 1997, AmeriStar Capital Markets, Inc., formerly a wholly owned subsidiary of FANB and a broker-dealer registered with the NASD, was merged with and into IFC. Through its AmeriStar Investment Products operating division, IFC currently serves as the third-party marketer of investment products for the Corporation's subsidiary banks.

HEALTH CARE CLAIMS PROCESSING

         SSI, a health care claims processing company headquartered in Mobile, Alabama, uses automated data processing to assist hospitals and physicians in communicating billing and payment-related information to medical benefits third-party payors, including government agencies, health maintenance organizations, and insurance carriers. SSI's claims processing services include transmission of bill payments by both patients and third-party payors to hospitals or physicians. SSI provides these electronic financial data processing services to more than 600 hospitals, clinics, and physicians in 38 states.

         Effective January 1, 1997, SSI acquired CareWare Systems, Inc. ("CareWare"), a Tampa, Florida-headquartered developer of medical management computer software for managed care organizations, insurance carriers and health maintenance organizations. CareWare's principal software product allows preapproval or authorization of patient treatment, consistent with recognized medical guidelines, and facilitates SSI's health care claims processing function by helping control the selection, delivery, and cost of medical services. Under the terms of the merger agreement, CareWare's shareholders received 5.1% of SSI's common stock. Simultaneously, FANB exercised its option to maintain its 49% ownership of SSI, for an additional cost of approximately $667,000. The balance of SSI is owned, either directly or indirectly, by Celia A. Wallace, who was appointed to the Corporation's Board of Directors in June 1996.

RECENT DEVELOPMENTS

             On December 7, 1997, the Corporation and Deposit Guaranty Corp. ("Deposit Guaranty") entered into a definitive agreement under which Deposit Guaranty will be merged into the Corporation. Deposit Guaranty is a bank holding company headquartered in Jackson, Mississippi, and had, as of December 31, 1997, 170 banking offices and 195 automated teller machines in its three state operating areas of Mississippi, Louisiana and Arkansas. Deposit Guaranty is the parent company of Deposit Guaranty National Bank, a national bank association, and has mortgage offices in Oklahoma, Nebraska, Texas, Indiana and Iowa. Approximately 3,500 people worked for Deposit Guaranty as of December 31, 1997.

         Deposit Guaranty had previously announced plans to acquire Victory Bancshares, Inc., a bank holding company with total assets, as of December 31, 1997, of $131 million headquartered in Memphis, Tennessee, which closed on March 23, 1998. This transaction was accounted for as a pooling-of-interests.

         Under the terms of the agreement with the Corporation, Deposit Guaranty shareholders will receive, in a tax-free exchange, 1.17 shares of the Corporation's Common Stock for each share of Deposit Guaranty common stock. The value of the transaction is approximately $2.3 billion and represents an exchange value of $54.62 for each common share of Deposit Guaranty stock, based on the Corporation's closing share price of $46.69 on March 10, 1998, the last trading day for which information is practicably available. The transaction will be accounted for as a pooling-of-interests. Subject to requisite regulatory and stockholder approvals, the transaction is expected to close in the second quarter of 1998.

         Upon consummation of the transaction, the Corporation will continue to be headquartered in Nashville, Tennessee, and will operate banking offices in Tennessee, Mississippi, Louisiana, Arkansas, Virginia, and Kentucky.


                           STATISTICAL  INFORMATION

         Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Year-End Balance Sheets, which discuss the Corporation and its subsidiaries from a financial perspective, are contained in Items 7, 7A, and 8 of this Report.

                           SUPERVISION AND REGULATION
GENERAL

         The Corporation is a bank holding company subject to the supervision of the Federal Reserve Board under the BHCA and a savings and loan holding company subject to the supervision of the Office of Thrift Supervision ("OTS") under HOLA. FANB is a national bank and, as such, is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency ("OCC"). FAFSB is a federal savings bank and, as such, is subject to the supervision of, and is regularly examined by, the OTS. Each of the Corporation's depository institution subsidiaries is also insured by, and subject to the regulations of, the Federal Deposit Insurance Corporation (the "FDIC"), and is also affected significantly by the actions of the Federal Reserve Board by virtue of its role in regulating money supply and credit availability, as well as by the U.S. economy in general. Areas subject to regulation by federal authorities include loan loss reserves, investments, loans, mergers, issuance of securities, capital, payment of dividends, establishment and closing of branches, product offerings and other aspects of operations.

         The Corporation's non-banking subsidiaries are subject to the supervision of the Federal Reserve Board, and other non-banking subsidiaries may be subject to the supervision of other regulatory agencies including the Securities and Exchange Commission ("SEC"), the NASD and state securities and insurance regulators. Subsidiaries and permitted investments of FANB, such as IFC and SSI, are also subject to regulation and conditions of acquisition by the OCC.

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

         FAFSB is subject to capital requirements adopted by the OTS, which are similar, but not identical, to those issued by the Federal Reserve Board and the OCC. Under the OTS' capital guidelines, a savings bank is required to maintain tangible capital of at least 1.5% of tangible assets, core (leverage) capital of at least 3% of the association's adjusted total assets and risk-based capital of at least 8% of risk-weighted assets. For more information on these capital ratios, please see Note 15 ("Legal and Regulatory Matters") to the Corporation's Consolidated Financial Statements on pages 91-94 herein.

          In 1991, each federal banking agency was required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities. Each of the federal banking agencies subsequently revised the risk-based capital guidelines to take account of concentration of credit risk, risk of nontraditional activities, and a bank's exposure to declines in the economic value of its capital due to changes in interest rates. In 1996, these agencies adopted a joint policy statement requiring that banks adopt comprehensive policies and procedures for managing interest rate risk, and this statement sets forth the general standards that such policies and procedures must meet. Unlike an earlier proposal, however, the statement does not contain a standardized measure or explicit capital charge for interest rate risk.

         The OTS regulatory capital requirements which are applicable to FAFSB also incorporate an interest rate risk component. Under the OTS regulation, a savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets that would result from a hypothetical 200 basis point increase or decrease in interest rates, divided by the estimated economic value of the institution's assets. A savings institution whose interest rate risk exposure exceeds 2% would be required to deduct an amount equal to one half of the difference between the institution's interest rate risk and 2% multiplied by the estimated economic value of the institution's assets. The OTS, however, has postponed requiring any such deductions from capital until an appeals process is developed for the measurement of an institution's interest rate risk.

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

         The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state imposed concentration limits. Under these concentration limits, a bank holding company which controls more than 10% of the total amount of deposits of insured depository institutions in the United States is prohibited from further acquisitions; federal statewide concentration limits prohibit an acquisition if, upon consummation of the transaction, a bank holding company would control 30% or more of the total amount of deposits of insured depository institutions in the state which is the home state of the bank or bank holding company being acquired. The Corporation estimates that, as of December 31, 1997, it held less than 14.6% of all such deposits in Tennessee, less than 1% of all such deposits in Kentucky and less than 1% of all such deposits in Virginia. Although individual state deposit caps are not superseded by the legislation, in 1995, Tennessee adopted conforming legislation incorporating the deposit caps enacted by Congress. The legislation repealed the Tennessee laws previously applicable to acquisitions by bank holding companies, and reenacted in modified form one of these laws, the Tennessee Bank Structure Act (the "TBSA"). Under the TBSA, as reenacted, no bank holding company, whether a Tennessee or out-of-state company, may acquire any bank in Tennessee that has been in operation less than five years or organize a new bank in Tennessee except in the case of certain interim bank mergers and acquisitions of banks in financial difficulty. Under the Tennessee laws pertaining to bank mergers, which (with the exception of a merger between a Tennessee bank and an out-of-state bank) were not directly affected by reenactment of the legislation, banks in separate counties in Tennessee which have been in operation at least five years may merge. Banks with principal offices in the same county may merge, even if one or both have been in operation less than five years. The effect of these provisions is that the Corporation may acquire banks in Tennessee which have been in operation for over five years but may not form or acquire a new bank in any Tennessee county other than Davidson County, in which the main office of FANB is located.

         Banks became able to branch across state lines by acquisition, merger or de novo, under federal law, effective June 1, 1997 (unless state law would permit such de novo interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such de novo interstate branching. Tennessee enacted a interstate branching law in response to the federal law which became effective June 1, 1997. Tennessee state law currently only allows interstate branching by acquisition or merger and does not expressly permit de novo branching.

BANK REGULATION

         Payment of Dividends. The Corporation is a legal entity separate and distinct from its subsidiary banks and its nonbank subsidiaries. The Corporation's revenues (on a parent company only basis) result, in part, from dividends paid to the Corporation by its subsidiaries. The right of the Corporation, and consequently the right of creditors and shareholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that claims of the Corporation in its capacity as a creditor may be recognized. Additionally, with respect to dividend payments from FAFSB to the Corporation, the OTS must approve such payments. For more information on "Payment of Dividends," please see Note 15 ("Legal and Regulatory Matters") to the Corporation's Consolidated Financial Statements on pages 91-94 herein. For a discussion on the impact of the Corporation's long-term debt on its ability to pay dividends to shareholders, please see Note 9 ("Long-term Debt") to the Corporation's Consolidated Financial Statements on pages 80-81 herein.

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

         The Deposit Insurance Funds Act of 1996 ("DIFA") requires BIF members to pay one-fifth of the assessment rate imposed upon thrifts to cover the annual Financing Corporation ("FICO") bond payments from January 1, 1997 until December 31, 1999. From January 1, 2000 until the FICO bonds are retired, the law will require banks and thrifts to pay the assessment on a pro rata basis. DIFA also stipulates that the BIF and SAIF will be merged on January 1, 1999 into the new Deposit Insurance Fund, contingent upon there being no federally insured savings associations or thrifts in existence on that date and subject to further legislative action. For more information regarding FDIC assessment rates, please see Note 15 ("Legal and Regulatory Matters") of the Corporation's Consolidated Financial Statements on pages 91-94 herein.

         Community Reinvestment Act. The Corporation's subsidiary depository institutions also are subject to the requirements of the Community Reinvestment Act of 1976 ("CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process, as well as when an institution applies to undertake a merger, acquisition or to open a branch facility. CRA regulations incorporate an evaluation system that rates institutions based on their performance in meeting community credit needs. Under these regulations, each institution is evaluated based on the degree to which it is providing loans (the lending test), branches and other services (the service test), and investments (the investment test) to low and moderate income areas in the communities it serves, based on the communities' demographics, characteristics and needs, the institution's capacity, product offerings and business strategy. Under this evaluation system, institutions receive one of four composite ratings: Outstanding, Satisfactory, Needs to Improve or Substantial Noncompliance.

         Certain Transactions with Affiliates. Provisions of the Federal Reserve Act impose restrictions on the type, quantity and quality of transactions between affiliates of an insured bank (including the Corporation and its nonbank subsidiaries) and the insured bank (or savings institution) itself. Under these restrictions, an insured bank (or savings institution) and its subsidiaries are, among other things, limited in engaging in "covered transactions" with any one affiliate to no more than 10% of the capital stock and surplus of the insured bank (or savings institution); and with all affiliates in the aggregate, to no more than 20% of the capital stock and surplus of the bank (or savings institution). "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. In addition, any transaction with an affiliate, including loans, contractual arrangements and purchases, must be on terms and conditions that are substantially the same or at least as favorable to the bank (or savings institution) as those prevailing at the time for comparable transactions with non-affiliated companies. The purpose of these restrictions is to prevent the misuse of the resources of the bank by its uninsured affiliates. An exception to the quantitative restrictions is provided for transactions between two insured banks or savings institutions that are within the same holding company structure where the holding company owns 80% or more of each institution. A proposed rule by the Federal Reserve Board, published on July 15, 1997, if promulgated, potentially affects "covered transactions" between banks, such as FANB and FAFSB, and their operating subsidiaries. The proposed rule, among other things, would potentially limit credit transactions between banks and their subsidiaries and affect the size of companies that could be acquired by banks.

         Transactions with Insiders. Any loans made by the Corporation's depository institution subsidiaries to their respective executive officers, directors or 10% shareholders, as well as entities such persons control, are required to be made on terms substantially the same as those offered to unaffiliated individuals and to involve not more than the normal risk of repayment, and are subject to individual and aggregate limits depending on the person involved. Further, provisions of the BHCA prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

INTEREST RATE LIMITATIONS

         The maximum permissible rates of interest on most commercial and consumer loans made by FANB are governed by Tennessee's general usury law and the Tennessee Industrial Loan and Thrift Companies Act ("Industrial Loan Act"). Tennessee's general usury law authorizes a floating rate of 4% per annum over the average prime or base commercial loan rate, as published by the Federal Reserve Board from time to time, subject to an absolute 24% per annum limit. The Industrial Loan Act, which also is generally applicable to most of the loans made by FANB in Tennessee, authorizes an interest rate of 24% per annum and also allows certain loan charges, generally on a more liberal basis than does the general usury law. Kentucky's general usury law provides for a legal rate of interest of 8% or less per annum; however, by written agreement, parties may agree for the payment of interest at any rate under any written contract or other written obligation where the original principal amount is in excess of $15,000. For loans where the original principal amount is $15,000 or less, any rate allowed national banking associations under federal law is permissible. Under

Virginia law, usury limits do not generally apply to the type of loans most commonly made by savings institutions such as FAFSB or FANB. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the usury or interest laws of Tennessee may be applied to FANB's operations in Kentucky and Virginia.

         Certain other usury laws affect limited classes of loans, but the laws referenced above are by far the most significant.

ENVIRONMENTAL REGULATION

         As real estate lenders and as owners of real property, financial institutions such as the Corporation and its subsidiary banks may become subject to liability under various statutes and regulations applicable to property owners, specifically including those which impose liability with respect to the environmental condition of real property. The Corporation's primary exposure under these statutes and regulations stems from the lending activities of its subsidiary commercial banks, FANB and FAFSB, which have adopted policies and procedures to identify and monitor their exposure to avoid any material loss or liability related to the environmental condition of mortgaged property. Environmental liability can also result from mergers and acquisitions, and the Corporation has implemented procedures to identify and avoid any material loss or liability related to the acquisition of real property through mergers and acquisitions.

YEAR 2000

         On May 5, 1997, the Federal Financial Institutions Examination Council ("FFIEC"), which consists of the Federal Reserve Board, the OCC, the FDIC, and the OTS, and the National Credit Union Administration, issued a statement (the "Interagency Statement") encouraging financial institutions, such as the Corporation and its subsidiaries, to undertake initiatives to address and resolve the Year 2000 issue by December 31, 1998. On December 17, 1997, the FFIEC expanded on its Interagency Statement to provide further guidance to management of financial institutions in addressing the Year 2000 issue. For a discussion of the Corporation's initiative undertaken response to the Interagency Statement, as updated, please see pages 26-27 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Report as Item 7.

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

BROKER/DEALER REGULATION

         The United States securities industry generally is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. IFC is a registered broker-dealer in securities under the Securities Exchange Act of 1934, as amended, and is a member of the NASD. IFC is also an investment adviser pursuant to the Investment Advisers Act of 1940, as amended, and is a member of the Securities Investor Protection Corporation. IFC is registered as a broker-dealer in 50 states, the District of Columbia, and Puerto Rico. As a third-party marketer of investment products, IFC may, in certain instances, be subject to regulation by those agencies having supervisory authority over IFC's financial institution clients, including, for example, the Federal Reserve Board, the OCC, the OTS, the FDIC, and various state banking agencies.

         The regulations to which broker/dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, uses and safekeeping of customers' funds and securities, recordkeeping, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in interpretation or enforcement of existing laws and rules, often affect directly the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of customer and the securities market rather than the protection of creditors and stockholders of broker/dealers.


                                   COMPETITION

         The activities in which the Corporation engages are very competitive. Generally, the lines of activity and markets served by the Corporation involve competition with money market mutual funds, national and state banks, mutual savings banks, savings and loan associations, finance companies, brokerage firms, credit unions and other financial institutions located primarily in the southeastern region of the United States. The principal methods of competition center around such aspects as interest rates on loans and deposits, lending limits, customer services, location of offices, provision of financial services, and other service delivery systems. Some of the Corporation's competitors are major corporations with substantially more assets and personnel than the Corporation and its subsidiaries. Additionally, the Corporation's competitive environment is subject to future changes in federal and state legislation.

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

         Through IFC, FANB competes with other third-party marketers of investment products and other entities offering securities brokerage services.


                                    EMPLOYEES

         As of December 31, 1997, the Corporation and its subsidiaries employed 4,066 full-time equivalent officers and employees, compared with 4,355 at December 31, 1996.


ITEM 3:      LEGAL PROCEEDINGS

         Note 15 to the Corporation's Consolidated Financial Statements, included in this Report under Item 8, is hereby incorporated in this Item 3 by reference.


ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Corporation's Common Stock is traded on the National Association of Securities Dealers Automated Quotation National Market System (the "Nasdaq National Market System") under the symbol "FATN." At the close of business on February 5, 1998, there were approximately 10,035 holders of record of the Corporation's Common Stock. The following table sets out the quarterly high and low sales prices of the Corporation's Common Stock. The dividends declared during each quarter for the last two years are also shown.

                                 STOCK PRICES*

                                                                                 DIVIDENDS
                                       HIGH                      LOW             DECLARED
                                       ----                      ---             --------
         1996
         First Quarter                $24.25                  $21.19              $.14
         Second Quarter                22.81                   21.06               .155
         Third Quarter                 24.13                   20.38               .155
         Fourth Quarter                29.38                   23.88               .155
                                       =====                   =====               ====

         1997
         First Quarter                $34.63                  $28.00              $.155
         Second Quarter                40.00                   29.63               .20
         Third Quarter                 50.13                   38.00               .20
         Fourth Quarter                55.38                   43.75               .20
                                       =====                   =====               ====


(* STOCK PRICES AND DIVIDEND AMOUNTS HAVE BEEN RESTATED TO GIVE RETROACTIVE EFFECT TO THE 2 FOR 1 SPLIT OF THE CORPORATION'S COMMON STOCK EFFECTIVE MAY 9, 1997.)

See SUPERVISION AND REGULATION, PAYMENT OF DIVIDENDS. See also, Notes 9 and 15 to the Corporation's Consolidated Financial Statements, included in this Report under Item 8, which are incorporated herein by reference.

ITEM 6:           SELECTED FINANCIAL DATA

         The table "Selected Financial Data: 1993-1997" on page 17 hereof is incorporated in this Item 6 by reference.

ITEMS 7 AND 7A:

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TABLE 1:  SELECTED FINANCIAL DATA:  1993-1997

===================================================================================================================================
                                                                                      Year Ended December 31
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  1997          1996         1995         1994           1993
-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENTS (in thousands):
   Net interest income, taxable equivalent basis(1)          $   387,051   $   353,298   $  315,761   $   301,689    $   291,242
   Less taxable equivalent adjustment                              3,641         3,600        3,451         3,447          4,042
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                           383,410       349,698      312,310       298,242        287,200
   Provision for loan losses                                       5,000             -           83        (9,919)       (41,405)
   Noninterest income                                            259,594       180,533      108,487        85,715         88,379
   Noninterest expense                                           402,002       334,455      252,448       239,270        248,227
-----------------------------------------------------------------------------------------------------------------------------------
   Income before income tax expense and cumulative effect
     of changes in accounting principles                         236,002       195,776      168,266       154,606        168,757
   Income tax expense                                             90,530        74,204       65,186        57,404         61,348
-----------------------------------------------------------------------------------------------------------------------------------
   Income before cumulative effect of changes in accounting
     principles                                                  145,472       121,572      103,080        97,202        107,409
   Cumulative effect of changes in accounting principles,
     net of tax                                                        -             -            -             -            (84)
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                $   145,472   $   121,572   $  103,080   $    97,202    $   107,325
===================================================================================================================================
SELECTED PER SHARE DATA:
   Net income:
     Basic                                                   $      2.48   $      2.05   $     1.82   $      1.70    $      1.89
     Diluted                                                        2.40          2.01         1.78          1.66           1.86
   Cash dividends declared and paid                                 .755          .605          .53           .44           .275
   Book value (end of year)                                        15.60         14.66        13.47         11.62          11.17
   Market price (end of year)                                      49.75         28.81        23.69         13.44          16.00
   Market/book (end of year)                                        3.19 x        1.97 x       1.76 x        1.16 x         1.43 x
===================================================================================================================================
AVERAGES (in thousands):
   Assets                                                    $10,257,521   $ 9,723,937   $8,554,146   $ 7,785,831    $ 7,322,284
   Loans, net of unearned discount and net deferred
     loan fees                                                 6,924,968     6,508,716    5,592,273     4,851,386      4,214,138
   Earning assets                                              9,442,478     8,977,115    7,898,742     7,119,433      6,672,027
   Deposits                                                    7,682,434     7,376,880    6,538,746     6,186,809      5,975,643
   Long-term debt                                                318,167       356,768      292,455       109,031         60,134
   Shareholders' equity                                          882,955       830,416      704,290       644,247        550,840
===================================================================================================================================
END OF PERIOD (in thousands):
   Assets                                                    $10,871,820   $10,399,468   $9,681,629   $ 8,278,727    $ 7,707,781
   Loans, net of unearned discount and net deferred
     loan fees                                                 7,216,571     6,658,597    6,425,976     5,171,966      4,669,571
   Earning assets                                              9,922,821     9,447,064    8,899,747     7,545,903      7,041,597
   Deposits                                                    8,007,679     7,792,977    7,382,294     6,307,779      6,150,551
   Long-term debt                                                409,821       331,157      421,791       271,473         77,053
   Shareholders' equity                                          908,739       868,707      795,532       667,673        623,562
===================================================================================================================================
SIGNIFICANT RATIOS:
   Return on average assets                                         1.42%         1.25%        1.21%         1.25%          1.47%
   Return on average equity                                        16.48         14.64        14.64         15.09          19.48
   Dividends declared per share to net income per share
     (dividend payout ratio)                                       30.44         29.51        29.12         25.88          14.55
   Productivity ratio(2)                                           55.63         57.19        57.79         60.25          62.75
   Average equity to average assets                                 8.61          8.54         8.23          8.27           7.52
   Average loans to average deposits                               90.14         88.23        85.53         78.41          70.52
   Average core deposits to average total deposits                 88.45         89.25        89.32         92.85          93.13
   Allowance to net loans (end of year)                             1.60          1.85         2.06          2.50           2.92
   Nonperforming assets to loans and foreclosed properties
     (end of year)(3)                                                .26           .36          .46           .42            .91
   Net interest margin                                              4.10          3.94         4.00          4.24           4.37
===================================================================================================================================
OTHER STATISTICS:
   Number of common shareholders (end of year)                    10,100        10,161        9,092        10,380         10,731
   Average common shares outstanding (in thousands):
     Basic                                                        58,679        59,184       56,629        57,340         56,710
     Diluted                                                      60,497        60,454       57,927        58,536         57,737
   End of period common shares (in thousands)                     58,261        59,263       59,080        57,450         55,830
   Number of full-time equivalent employees (end of year)          4,103         4,095        3,591         3,449          3,309
   Number of banking offices (end of year)                           169           168          164           155            151
   Number of automatic teller machines (end of year)                 450           302          224           181            150
===================================================================================================================================

(1) Adjusted to a taxable equivalent basis based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit.
(2) Ratio of operating expenses to taxable equivalent net interest income plus noninterest income. For 1997, calculation excludes $2.4 million gain on the sale of corporate trust services, $2.0 million gain on the sale of HONOR Technologies, Inc. stock, and nonbank subsidiaries. For 1996, calculation excludes $8.1 million one-time SAIF assessment and nonbank subsidiaries. For 1995, calculation excludes $7.3 million of Heritage Federal Bancshares, Inc. merger-related expenses. For 1994, calculation excludes $9.7 million of losses in the fourth quarter on sales of securities available for sale. For 1993, calculation excludes the $10.0 million First American Foundation contribution.
(3) Excludes loans 90 days or more past due on accrual.

MANAGEMENT'S DISCUSSION AND ANALYSIS

         Management's discussion and analysis is presented as a review of the major trends affecting the performance of First American Corporation (the "Corporation" or "First American") and to aid in understanding the Corporation's results of operations and financial condition. This discussion supplements the Corporation's consolidated financial statements and accompanying notes which begin on page 59.

         To the extent that statements in this discussion relate to the plans, objectives, or future performance of First American, these statements may be deemed to be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and the current economic environment. Actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.

OVERVIEW

         On May 9, 1997, First American completed a 2-for-1 split of its common stock. All financial data included herein has been restated to reflect the impact of the stock split.

         First American continued its earnings momentum during 1997 and earned a record $145.5 million for the year ended December 31, 1997, up 20 percent from 1996 net income of $121.6 million. Net income increased 18 percent in 1996 from $103.1 million in 1995. Effective December 31, 1997, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the presentation of basic and diluted earnings per share amounts. Prior year amounts are presented in accordance with SFAS No. 128 for comparative purposes. Basic earnings per share increased during 1997 to $2.48, up 21 percent over $2.05 in 1996. Basic earnings per share increased 13 percent in 1996 compared to $1.82 in 1995. Diluted earnings per share rose 19 percent in 1997 to $2.40 from $2.01 in 1996. Diluted earnings per share increased 13 percent in 1996 over $1.78 in 1995. Return on average assets ("ROA") improved 17 basis points in 1997 to 1.42 percent for 1997 from 1.25 percent for 1996. ROA was 1.21 percent for 1995. Return on average equity ("ROE") also improved to
16.48 percent for 1997 compared to 14.64 percent for both 1996 and 1995.

         A nonrecurring item in 1996 that impacted the comparison of the results of operations for 1997 versus 1996 and 1996 versus 1995 was the one-time assessment on deposits insured by the Savings Association Insurance Fund ("SAIF"). First American's one-time SAIF assessment was $5 million, net of tax, or $.08 per share. Excluding the one-time SAIF assessment, net income increased 15 percent in 1997, and ROA and ROE were 1.30 percent and 15.24 percent, respectively, in 1996. Net income for 1995 was reduced by $7.5 million (or $.13 per share) for after-tax acquisition expenses related to the merger of Heritage Federal Bancshares, Inc. ("Heritage"). Excluding the SAIF assessment and the Heritage merger expenses, net income increased 14 percent in 1996 over 1995. Excluding these expenses, ROA and ROE were 1.29 percent and 15.70 percent, respectively, in 1995.

         The components of First American's strategy for 1997 were (1) transforming from a bank to a financial services company, (2) targeting profitable customer segments with tailored client solutions, (3) continually lowering the costs of distribution, (4) aggressively and effectively managing capital and the balance sheet, and (5) building organizational competencies. The 1997 results reflect implementation of First American's well-defined strategy with growth in net interest income and noninterest income, improved operating efficiency, and effective balance sheet and capital management.

         Financial highlights illustrating the successful implementation of First American's strategy include:

- Net interest income on a taxable equivalent basis increased 10 percent in 1997. The net interest margin improved to 4.10 percent in 1997 from 3.94 percent in 1996. Improvements in the net interest margin in the current interest rate environment reflect asset and liability management actions such as pricing and earning asset mix improvements.

- Noninterest income in 1997 increased 44 percent over 1996 to $259.6 million from $180.5 million. This compares to a 66 percent increase in noninterest income in 1996 from $108.5 million in 1995. Noninterest income contributed 40 percent to total revenue in 1997 as compared to 34 percent in 1996 and 26 percent in 1995. The increases in noninterest income are primarily the result of the acquisition of INVEST Financial Corporation ("INVEST") on July 1, 1996, which was accounted for as a purchase. The increases are also indicative of First American's continuing transformation from a bank holding company to a financial services company. Excluding INVEST, noninterest income increased 18 percent in 1997.

- Noninterest expense was $402 million in 1997 compared to $334.5 million in 1996, an increase of 20 percent. The primary reason for the 20 percent increase was the inclusion of a full year of INVEST's expenses in 1997, whereas in 1996 INVEST's expenses were included for only six months. Excluding the one-time SAIF assessment and INVEST, noninterest expense increased 8 percent in 1997 from 1996.

- The productivity (operating efficiency) ratio related to traditional banking activities improved 156 basis points to 55.63 percent in 1997 from 57.19 percent in 1996. For purposes of calculating the productivity ratio, in 1997 a $2.4 million gain on the sale of corporate trust services, a $2 million gain on the sale of HONOR Technologies, Inc. stock, and nonbank subsidiaries were excluded and in 1996 the one-time SAIF assessment and nonbank subsidiaries were excluded.

- Asset quality remained strong as evidenced by the decline in the ratio of nonperforming assets to total loans and foreclosed properties to .26 percent at December 31, 1997, from .36 percent at December 31, 1996, and .46 percent at December 31, 1995.

- Capital adequacy remained strong in 1997. The ratio of average equity to average assets was 8.61 percent in 1997 compared to 8.54 percent in 1996.

- In addition to the 2-for-1 common stock split, the Board of Directors increased the quarterly cash dividend by 29 percent to $.20 per share in April 1997. First American paid dividends at the rate of $0.755 per common share in 1997, up 25 percent from $.605 in 1996. The dividend payout ratio increased to 30.44 percent in 1997 from
    29.51 percent in 1996.

- During 1997, First American took steps to further align the goals of management with the strategic and financial goals of the Corporation. The Human Resources Committee of the Board of Directors approved a program under the terms of the 1991 Employee Stock Incentive Plan to compensate management based on the Corporation's overall achievement of its goals. Executive and senior management were given the choice of receiving part, or all, of their annual incentive compensation (ranging from 20-50 percent of total compensation) in restricted common stock, rather than cash, with the opportunity to have the portion taken in stock matched by the Corporation. First American's matching contribution will vest if the Corporation achieves performance objectives equal to the median of a defined high performing peer group (referred to internally as the "Sweet 16") by the end of the year 2000.

- On December 7, 1997, First American entered into a definitive agreement to merge Deposit Guaranty Corp., a $6.9 billion Jackson, Mississippi based financial services company with offices in Mississippi, Louisiana, and Arkansas, into First American in a transaction valued at $2.7 billion. The merger, which is subject to regulatory and shareholder approval, is expected to be completed in the second quarter of 1998 and will be accounted for as a pooling-of-interests. Management expects that the merger will further the Corporation's goal of reaching the "Sweet 16." See NOTE 2 to the consolidated financial statements.

ACQUISITION AND DIVESTITURE ACTIVITY

         Strategic acquisitions in new markets and acquisitions designed to enhance the Corporation's presence in existing markets have contributed to First American's growth in earnings and assets over the last three years. Acquisitions of nontraditional financial services businesses are an integral part of First American's strategy of transforming from a bank to a financial services company. Acquisitions of banking businesses are designed to enhance First American's branch network, to lower distribution costs, and to offer opportunities to leverage existing banking and technological capabilities.

         On December 7, 1997, First American entered into a definitive agreement providing for the merger of Deposit Guaranty Corp. ("Deposit Guaranty") into First American. Terms of the agreement provide for Deposit Guaranty shareholders to receive 1.17 shares of First American's common stock for each outstanding share of Deposit Guaranty common stock in a transaction to be accounted for as a pooling-of-interests. Deposit Guaranty is a financial services holding company headquartered in Jackson, Mississippi. At December 31, 1997, Deposit Guaranty had total assets of $6.9 billion and total shareholders' equity of $635.2 million. Deposit Guaranty had 170 banking offices in Mississippi, Louisiana, and Arkansas and mortgage offices in Oklahoma, Nebraska, Texas, Indiana, and Iowa at December 31, 1997. The transaction is subject to shareholder and regulatory approval and is expected to be completed during the second quarter of 1998. Management estimates that this transaction will be neutral to earnings per share in 1998 excluding the effect of restructuring and merger-related costs of approximately $102 million, or $71 million after tax. The transaction is expected to be accretive to earnings per share in 1999 and thereafter as a result of achieving targeted expense and revenue synergies of $88 million pretax. See NOTE 2 to the consolidated financial statements.

         Effective January 1, 1997, First American acquired Hartsville Bancshares, Inc. ("Hartsville"), a bank holding company with $90 million in assets, by exchanging approximately 350,000 shares of the Corporation's common stock for all of the outstanding shares of Hartsville. Hartsville had five branches in Middle Tennessee and operated under the name CommunityFirst. Immediately following the merger of Hartsville with and into First American, CommunityFirst was merged with and into First American National Bank ("FANB"), the principal subsidiary of First American. The acquisition was accounted for as a purchase.

         Effective July 1, 1996, FANB, a wholly-owned subsidiary of First American, purchased 96.2 percent of the stock of INVEST Financial Corporation ("INVEST") for $26 million in cash. Simultaneously, INVEST completed its acquisition of Investment Center Group, Inc., the parent company of Investment Centers of America, in a transaction valued at $5 million, making INVEST the nation's largest marketer of mutual funds, annuities, and other investment products sold through financial institutions. Both transactions were accounted for as purchases. During the third quarter of 1996, FANB purchased an additional
2.1 percent of the stock of INVEST. Effective February 1, 1997, AmeriStar Capital Markets, Inc., formerly a wholly-owned subsidiary of FANB and a broker-dealer registered with the National Association of Securities Dealers, was merged with and into INVEST. As a result of the merger, FANB's equity ownership in INVEST increased to 98.5 percent. Effective December 2, 1997, the name of INVEST was changed to IFC Holdings, Inc. ("IFC") and will be referred to as IFC hereafter.

         Effective April 1, 1996, FANB purchased 49 percent of the stock of The SSI Group, Inc., a healthcare payments processing company, for $8.6 million. The transaction is being accounted for under the equity method of accounting.

         Effective March 11, 1996, First American acquired First City Bancorp, Inc. ("First City") by exchanging approximately 2.2 million shares of the Corporation's common stock for all of the outstanding shares of First City. First City was a bank holding company headquartered in Murfreesboro, Tennessee, and operated two Tennessee state chartered banks and a consumer finance company. First City had $366 million in assets and 11 banking offices and 9 consumer finance locations in the middle Tennessee area. The transaction was accounted for as a purchase.

         From time to time, divestitures may be necessary to support First American's strategies of targeting profitable customer segments and of efficiently and effectively managing capital. On July 17, 1997, First American completed the sale of Tennessee Credit Corporation and First City Life Insurance Company, with total assets of $13.6 million, to Norwest Financial Tennessee, Inc. The transaction resulted in a net gain of $2.1 million. On December 22, 1997, First American completed the sale of its corporate trust business to the Bank of New York for a gain of $2.4 million. The sale consisted of the transfer of approximately 250 bond trustee and agency relationships representing $4 billion of assets under management.

EARNINGS PERFORMANCE

NET INTEREST INCOME

         Net interest income on a taxable equivalent basis increased $33.8 million, or 10 percent, to $387.1 million during 1997 from $353.3 million in 1996. Net interest income is the difference between the income earned on earning assets and the interest paid on interest-bearing liabilities. Net interest income represented 60 percent of total revenues in 1997 versus 66 percent in 1996 and 74 percent in 1995. The decline in the ratio of net interest income to total revenues is reflective of management's focus on increasing fee income in conjunction with First American's transformation to a financial services company.

         Both net interest income and the net interest margin, which is net interest income expressed as a percentage of average earning assets, are affected by the volume and mix of earning assets and interest-bearing liabilities and the corresponding yields and costs. Product pricing, the volume of noninterest-bearing sources of funds, interest rate swaps, securitizations and sales of loans, and asset quality also affect net interest income and the net interest margin. The discussion of net interest income should be read with reference to TABLE 2 and TABLE 3. In this discussion, interest income has been adjusted to a fully taxable equivalent basis which means that any tax-exempt income has been increased to a level that would yield the same after-tax income had that income been subject to taxation.

         As net interest income increased, the net interest margin improved by 16 basis points to 4.10 percent in 1997 from 3.94 percent in 1996. The net interest margin improvement in 1997 over 1996 was primarily due to a better earning asset mix, pricing actions on loans and deposits, and a decrease in hedging expense. The $33.8 million increase in net interest income during 1997 resulted primarily from an increase in the volume of earning assets over interest-bearing liabilities and an improvement in the net interest spread (the difference between the yield on earning assets and the rate paid on interest-bearing liabilities). Of the $33.8 million increase in net interest income, $16.9 million was attributable to volume changes and $16.9 million was attributable to the effect of an improved spread. During 1997, average earning assets increased $465.4 million to $9.44 billion, or 5 percent, from $8.98 billion in 1996. The increase in average earning assets was essentially due to increases in loans ($416.3 million) and investment securities ($105.7 million) offset by decreases in federal funds sold and securities purchased under agreements to resell ($76.2 million). Interest-bearing liabilities averaged $7.98 billion, an increase of $423.1 million, or 6 percent, from $7.56 billion in 1996. Approximately half of the increase in interest-bearing liabilities was in money market deposit accounts and half was from other short-term nondeposit sources.

         The net interest spread improved 20 basis points during 1997 to 3.39 percent from 3.19 percent in 1996 as average yields on earning assets increased while the average rates paid on interest-bearing liabilities decreased. The average yield on earning assets increased 9 basis points to 8.01 percent in 1997 from 7.92 percent in 1996. In general, the 9 basis point increase in the yield on earning assets reflected a slightly higher overall interest rate environment in 1997 over 1996. For example, the average prime rate for 1997 was 8.44 percent compared to 8.27 percent for 1996. Also, 1-year and 5-year treasury securities yielded 5.63 percent and 6.22 percent on average, respectively, during 1997 versus 5.52 percent and 6.18 percent on average, respectively, during 1996. The average yield on investment securities increased 19 basis points during 1997 as the result of a realignment of the portfolio. Factors contributing to the increase in the average yield on loans in 1997 over 1996 were increased yields on consumer loans, the sale of approximately $123.7 million of lower yielding consumer mortgages, and an increase in the contribution to interest income from derivatives that hedged loan yields. The average rate paid on interest-bearing liabilities decreased 11 basis points to 4.62 percent in 1997 from 4.73 percent in 1996. Factors contributing to the 11 basis point decrease were deposit pricing actions and a decrease in the expense involved in hedging the rates paid on these liabilities.

         Taxable equivalent net interest income increased $37.5 million, or 12 percent, in 1996 from $315.8 million in 1995. The increase in net interest income during 1996 resulted primarily from an increased volume of earning assets (mainly loans) with average earning assets increasing $131.5 million more than average interest-bearing liabilities. The 5 basis point decline in the net interest spread in 1996 from 3.24 percent in 1995 resulted from the average yield on earning assets increasing 3 basis points compared to an 8 basis point increase in the average rate paid on interest-bearing liabilities. As the volume of interest-bearing liabilities increased in 1996, the mix of interest-bearing liabilities consisted of a larger percentage of higher-costing balances which caused an increase in both the rate paid on interest-bearing liabilities and interest expense. The 6 basis point decrease in the net interest margin from 1995 to 1996 reflected competitive pricing pressures, balance sheet mix changes, and the overall average interest rate environment.

Management currently anticipates that net interest income will increase in 1998 due to expected growth in earning assets (primarily loans) and to improvements in the net interest margin and net interest spread.

NONINTEREST INCOME

         Noninterest income represented 40 percent of total revenues during 1997 compared with 34 percent in 1996 and 26 percent in 1995. Noninterest income increased $79.1 million, or 44 percent, to $259.6 million in 1997 from $180.5 million in 1996. Noninterest income for 1997 included a full year of IFC's noninterest income, whereas 1996 included IFC's income from its date of acquisition of July 1, 1996. During 1997, income from nontraditional banking services continued to grow for First American as evidenced by the increase in investment services income, which comprised 45 percent of total noninterest income in 1997 compared with 34 percent in 1996. Investment services income increased $55.2 million, or 91 percent, in 1997 to $116.1 million from $60.9 million in 1996. IFC contributed to substantially all of the increase in investment services income. Excluding IFC, total noninterest income increased $23.6 million, or 18 percent. First American is ranked as a leader in sales of investment products. According to the Bank Securities Journal (Nov. 1997), First American ranked tenth in the U.S. in terms of total investment products sold (bank only), during the first quarter of 1997. When investment assets sold are compared to the deposit base, First American ranked second in the U.S. This ranking reflects the IFC acquisition, as well as the emphasis placed on the continued development of First American's investment management services.

         In addition to investment services income, several other categories which contributed significantly to the improvement in noninterest income in 1997 over 1996 included service charges on deposit accounts, commissions and fees on fiduciary activities, and other income. Service charges on deposit accounts increased $8.8 million, which is attributable to fee increases and product changes in conjunction with the utilization of a customer information system called VISION. VISION captures product utilization, transaction behavior, profitability, and buying preferences for each customer. Commissions and fees on fiduciary activities increased $1.3 million principally as a result of an increase in the value of assets managed due to favorable market conditions and increased trust activity from improved marketing efforts.

         Other income increased $15 million in 1997. As First American took steps to target profitable customer segments during 1997, decisions were made to sell First American's corporate trust business and Tennessee Credit Corporation, a consumer finance subsidiary acquired with the purchase of First City. The gains included in other noninterest income related to these sales amounted to $2.4 million and $2.1 million, respectively.

         Also included in the $15 million increase in other income was a $2.5 million increase in automated teller machines ("ATM") surcharge and network transaction fees resulting from non-First American customer's use of ATMs and from the introduction of new ATM services such as stamps and mini-statements. Additionally, approximately $2 million was recognized as a gain on the sale of First American's equity ownership in HONOR Technologies, Inc., a bankcard network company. Other income included a $1.3 million increase in open-end, non-loan fees due to interchange fees generated by the "Check Card" product and a $1 million increase in income from related bank fees such as factoring commissions, agency fees, and fees from outgoing wire transfers.

         Noninterest income increased $72 million, or 66 percent, in 1996 over 1995. IFC contributed $49.6 million to noninterest income primarily as investment services income. Excluding the effects of IFC from its effective date of acquisition, July 1, 1996, through December 31, 1996, noninterest income in 1996 was $130.9 million, a $22.4 million, or 21 percent, increase from 1995. Investment services income contributed 70 percent of the growth in noninterest income between 1996 and 1995. Other increases in noninterest income were primarily the result of First American's diverse income and fee generating activities, including service charges on deposit accounts, income and fees related to selling and servicing mortgage loans, "Check Card" interchange fees, and ATM surcharges and network transaction fees.

         Management expects noninterest income to increase in 1998 as the result of initiatives in generating fee growth through the integration and expansion of banking, investing, and financial planning services offered to clients and through the continued utilization of technological enhancements such as the VISION customer information system.

NONINTEREST EXPENSE

         During 1997 First American continued efforts to control costs without sacrificing service to clients. Steps taken during 1997 to control costs included the implementation of lower-priced yet more convenient, distribution alternatives such as expanded telephone banking, additional ATMs (the number of ATMs increased by 148 to 450 at December 31, 1997, or 49 percent), and PC banking. Other steps taken during 1997 to increase efficiency included the development of a new financial system to streamline financial procedures, review of pay administration to ensure that jobs are designed to support the transformation to a financial services company, revision of incentive plans, reconfiguration of branches, and initiation of the replacement of the proof operation with a new imaging system. A key measure of a bank holding company's efficiency is the productivity ratio (also known as the operating efficiency ratio) which is the ratio of operating expenses to taxable equivalent net interest income plus noninterest income. Excluding nonbank subsidiaries, $4.4 million of nonrecurring gains pertaining to the sale of corporate trust assets and First American's investment in HONOR Technologies, Inc., in 1997, and the $8.1 million one-time SAIF assessment in 1996, First American's productivity ratio improved 156 basis points during 1997 to 55.63 percent from 57.19 percent in 1996. The improvement in the productivity ratio from 1996 to 1997 means that the Corporation spent $1.56 less in 1997 compared to 1996 to earn $100 of revenues. The ratio was 57.79 percent in 1995 excluding the impact of $7.3 million of Heritage merger-related expenses.

         Total noninterest expense was $402 million in 1997 compared to $334.5 million in 1996. The primary reason for the $67.5 million, or 20 percent, increase in noninterest expense in 1997 over 1996 was that in 1997 a full year of IFC's expenses were included, whereas in 1996 IFC's expenses for six months from its date of acquisition of July 1, 1996 were included. Of the $67.5 million increase in noninterest expense, $52.4 million was attributed to IFC. Increases in subscribers' commissions of $35.8 million, increases in salaries and employee benefits of $7.6 million, and increases in general and administrative expenses of $7.4 million comprised the major portion of the increase in noninterest expense attributable to IFC. Excluding IFC, noninterest expenses increased $15.1 million, or 5 percent. Excluding IFC and the one-time SAIF assessment, noninterest expense increased $23.2 million, or 8 percent.

         Significant changes from 1996 to 1997 in noninterest expense categories, exclusive of IFC, are outlined as follows:

- Salaries and benefits, the largest component of noninterest expense, increased $15.9 million, or 10 percent, in 1997 primarily due to merit increases, incentive programs, related payroll taxes, and the increased cost of medical benefits.
- Equipment expenses increased $4.2 million, or 25 percent, in 1997. During 1997 First American improved operations and banking facilities to better serve customers in a more cost effective manner. Specifically, depreciation expense increased due to additions and renovations at various branches, the addition of new image scanning equipment, and enhancements and housing for ATMs. A greater usage of computer maintenance contracts also contributed to the increase in equipment expenses.
- Communication expenses increased $1.5 million, or 13 percent, in 1997 due to higher expenditures for telecommunications.
- Net occupancy expense was up $1.2 million, or 5 percent, in 1997 as the result of increased depreciation expense attributed to remodeling of banking facilities.
- The $9.3 million decrease in FDIC insurance expense in 1997 was primarily related to the $8.1 million one-time assessment on SAIF deposits held as of March 31, 1995, which was accrued in the third quarter of 1996.

         During 1996 noninterest expense increased $82 million, or 32 percent, to $334.4 million from $252.4 million for 1995. IFC expenses, which consisted primarily of subscribers' commissions, were $48.8 million from its date of acquisition through December 31, 1996.

Excluding the acquisition of IFC, noninterest expense was $285.7 million, a $33.3 million, or 13 percent, increase from 1995. In addition to the acquisition of IFC, a significant portion of the increase in 1996 over 1995 was due to increased costs of salaries and employee benefits; net occupancy expense; intangibles amortization associated with the acquisitions of Charter Federal Savings, the name of which was changed to First American Federal Savings Bank ("Charter" or "FAFSB"), in December 1995 and First City in 1996; and the one-time $8.1 million SAIF assessment. Excluding the one-time SAIF assessment and the effects of the 1995 and 1996 acquisitions, noninterest expense increased $10.2 million, or 4 percent.

         Management will continue to emphasize cost control while developing the capacity to absorb future growth in connection with the Deposit Guaranty merger and the Corporation's transformation to a financial services company. Management's long-term objective is to improve the productivity ratio to less than or equal to 50 percent by the year 2000. It is anticipated that the Deposit Guaranty merger will improve the productivity ratio by approximately 5 percentage points.

         The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field, and are thereby able to differentiate between years in the twentieth and twenty-first centuries ending with the same two digits (e.g. 1900 and 2000). This issue affects not only First American, but virtually all companies, organizations and governments worldwide that use computer information systems. To address the Year 2000 issue, First American has adopted a broad-based approach designed to encompass First American's total systems and nonsystems environments. This approach includes the development of a conversion time line, costs budget, resource allocation, and independent verification of each system's capacity to properly recognize dates following such conversion. First American has formed an enterprise-wide steering committee and implementation team to oversee and complete the conversion project.

         A principal Year 2000 issue for First American relates to its mainframe computer operating system software and application software. The operating system software is subject to a data processing outsourcing agreement with IBM Global Services ("IBM"). First American management believes that IBM is well into the process of modifying this operating system code. In addition, First American contracted with PLATINUM technology, inc., a leading software technology company, to assist First American in its Year 2000 efforts by converting First American's proprietary code to Year 2000 compliance, and this work was substantially complete as of December 31, 1997. First American is also actively working with its other third party software vendors to ensure Year 2000 readiness. An inventory of software applications at First American has been conducted and third party vendors have been contacted regarding the status of the Year 2000 compliance of their products. First American plans to conduct extensive testing of application systems used in its operations, including both internally-developed and third-party-vendor application systems, beginning in early 1998. With respect to credit decisions, First American is taking steps to insure that Year 2000 compliance is taken into account in its loan underwriting procedures. Year 2000 issues related to physical facilities and other electronic interactions are also being addressed.

         First American expects to be substantially Year 2000 compliant by the end of 1998. Management anticipates that internally-developed and third-party provided applications will be tested for compliance in 1998 and 1999. The costs of First American's overall Year 2000 initiative have not yet been finally determined, but are not expected to exceed $5 million in the aggregate.

INCOME TAXES

         Income tax expense in 1997 was $90.5 million, which resulted in an effective tax rate of 38.4 percent of pretax income versus $74.2 million, or
37.9 percent of pretax income, for 1996. The higher effective tax rate for 1997 was primarily attributable to an increase in nondeductible goodwill expense. Income tax expense in 1995 was $65.2 million, or 38.7 percent, of pretax income. The decrease in the tax rate for 1996 versus 1995 was attributable in part to a more favorable overall effective state income tax rate. First American expects the effective tax rate to decrease in 1998 due to the realignment of certain corporate entities. For additional information on income taxes of the Corporation, see NOTE 11 to the consolidated financial statements.

BALANCE SHEET REVIEW

LOANS

         Loans comprise the largest component of First American's earning assets and continue to be the highest yielding category of earning assets. Loans provided 78 percent of interest income during 1997 compared to 77 percent during 1996. During 1997 average loans increased $416.3 million, or 6 percent, to $6.92 billion from $6.51 billion. Excluding the effects of the Hartsville and First City acquisitions, the purchase of $200 million of installment loans, and $123.7 million of mortgage loan sales (other than through mortgage banking operations), 1997 year-to-date average loans increased $293.7 million, or 4.5 percent. The 4.5 percent loan growth in 1997 was attributable to (1) positive economic conditions in primary markets, (2) organized sales efforts in conjunction with effective administrative support and responsive credit decisions, and (3) marketing programs. Management anticipates loan growth in the next year will be between 5 to 10 percent.

         TABLE 11 presents end of period loan balances by category for the past five years. TABLE 6 presents the maturities of loans, exclusive of consumer loans, outstanding at December 31, 1997.

Commercial Loans

         Commercial loans averaged $3.12 billion during 1997, up $244.5 million, or 8 percent, from $2.88 billion in 1996 and accounted for 59 percent of loan growth in 1997. During 1997 and 1996, commercial loans comprised 45 percent and 44 percent of average total loans, respectively. The increase in commercial loans occurred over a broad range of industry categories, including the healthcare, hotels/amusement/recreation, and printing/publishing segments, and was attributable to a continued focus on increasing First American's specialization in these categories. First American also experienced strong growth in loans generated through those business lending units which target companies with revenues up to $2 million. During

1997, First American continued to maintain a leadership position in the state of Tennessee in small business (revenues under $10 million) and middle market lending (revenues of $10 million to $100 million).

         First American is monitoring the present turbulence in the Asian economy, limiting direct exposure and continually evaluating indirect exposure. Substantially all exposure to Asian-related companies was in the form of credit facilities extended to United States-based affiliates of Asian companies. First American's exposure to such companies at December 31, 1997 was $59.1 million, while funded loans amounted to $11.7 million.

         To facilitate the foreign trade needs of our customers, First American maintains relationships with a number of foreign banks. Total approved exposure to Asian banks amounted to $11.9 million which is comprised of various commitments. As of December 31, 1997, $2 million was funded under these limits.

Consumer Loans

         The consumer loan portfolio increased $160.8 million, or 5 percent, to average $3.25 billion during 1997 from $3.09 billion during 1996. Total consumer loans averaged 47 percent of the loan portfolio in both 1997 and 1996. Consumer loans consist of mortgage loans, installment loans, open-end loans, and single payment loans.

         Growth in installment loans accounted for 53 percent of the increase in average consumer loans during 1997. The increase of $85.2 million in average installment loans was primarily attributable to the purchase of $200 million loans, with recourse, from a wholly-owned corporate agency and instrumentality of the U.S. Government on June 30, 1997. First American also secured the right to finance new loans with this federally sponsored enterprise, whereby First American assumes underwriting, funding, and administrative responsibilities.

         The largest category of consumer loans, amortizing mortgages, decreased on average $10.5 million to $1.76 billion during 1997, from $1.77 billion in 1996. Consumer amortizing mortgages comprised 26 percent of First American's average net loans during 1997 compared to 27 percent in 1996. Excluding the effect of $123.7 million mortgage loans that were sold during 1997, average consumer amortizing mortgages increased $57.8 million, or 3 percent.

         Average open-end loans, which consist primarily of credit card loans and home equity lines of credit, accounted for 51 percent of the increase in average consumer loans in 1997. Average open-end loans increased $82.4 million, or 31 percent, to $347.1 million in 1997 from $264.7 million in 1996. Average credit card loans increased $42.9 million in 1997 due to continued growth from the reintroduction of credit card loans in 1995. Average home equity lines of credit increased $40 million in 1997 as the result of activation of existing lines of credit and a number of targeted sales initiatives to acquire new lines of credit.

Commercial Real Estate Loans

         Commercial real estate loans, which include real estate construction and real estate commercial mortgages, increased $10.9 million, or 2 percent, to average $554.4 million during

1997 compared with $543.5 million during 1996. Average total commercial real estate loans were 8 percent of total loans during 1997 and 1996. There have been and continue to be, selective opportunities for commercial real estate lending in First American's markets; the Corporation's goal is to provide construction, acquisition/development and intermediate term financing for clients in First American's markets.

INVESTMENT SECURITIES

         The investment securities portfolio is the second largest component of First American's earning assets and interest earned on investment securities was 21 percent of total taxable equivalent interest income in 1997 and in 1996. Total investment securities were $2.51 billion at December 31, 1997 and 1996, and comprised 25 and 27 percent of total earning assets at year-end 1997 and 1996, respectively. As an integral component of asset/liability strategy, First American manages the investment securities portfolio to maintain liquidity, balance interest rate risk, and augment interest income. The portfolio is also used to meet pledging requirements for deposits and borrowings. Additional information on investment securities is provided under the captions "Net Interest Income" and "Liquidity."

         Securities in the investment portfolio are classified as either available for sale ("AFS") or held to maturity ("HTM"). AFS securities averaged $1.65 billion in 1997 compared with $1.38 billion in 1996. During 1997 the AFS portfolio was realigned by increasing the amount of fixed rate securities held and reducing the amount of floating rate securities held. Total average AFS fixed rate securities increased $482.9 million while AFS floating rate securities decreased $207.5 million. HTM securities averaged $725.1 million during 1997 compared with $894.8 million in 1996.

         The average estimated maturity of the total securities portfolio was
3.3 years at December 31, 1997 (3.6 years for AFS securities and 2.3 years for HTM securities) compared with 4.4 years at year-end 1996 (5.7 years for AFS securities and 1.9 years for HTM securities). The expected maturity for nonamortizing securities is the stated maturity and the expected maturity for mortgage-backed securities is based on current estimates of average maturities including prepayment assumptions. The average repricing life of the securities portfolio was 2.7 years at December 31, 1997 (2.9 years for AFS securities and 2.2 years for HTM securities). The average yield of the securities portfolio was
6.80 percent in 1997 compared to 6.61 percent in 1996. TABLE 5 presents additional detail on estimated average maturities, average repricings, and weighted-average yields.

         Mortgage-backed securities comprised 95 percent of total investment securities at December 31, 1997, compared to 80 percent at December 31, 1996. Mortgage-backed security holdings on December 31, 1997, included $46.6 million floating rate mortgage-backed securities (of which $42.1 million were classified as AFS and $4.4 million were classified as HTM). All mortgage-backed securities classified as U.S. Government agencies and corporations were issued or guaranteed by the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or the Government National Mortgage Association ("Ginnie Mae"). Other mortgage-backed securities of $438.6 million consisted of AAA-rated collateralized mortgage obligations ("CMO's"), which were purchased because of their high credit quality and relatively certain average lives. At year-end 1997, over 99.9 percent of First

American's debt securities were investment grade with the remaining .1 percent unrated. Of the securities which are rated, none are below investment grade
(BBB).

DEPOSITS AND OTHER SOURCES OF FUNDS

         Core deposits, which consist of total deposits less certificates of deposit ("CD's") $100,000 and over and foreign deposits, continue to be First American's primary source of funding for supporting earning asset growth. In addition, core deposits provide a customer base for cross selling other products and services offered by First American. Average core deposits were 72 percent of average earning assets in 1997 compared to 73 percent in 1996. The mix of average core deposits remained fairly constant between 1997 and 1996 with money market accounts, CD's under $100,000, and noninterest-bearing demand deposits continuing to comprise the majority of core deposits in both 1997 and 1996.

         Average core deposits increased $211.9 million, or 3 percent, to $6.8 billion in 1997. Increases in core deposits are attributable, in part, to the continued popularity of the First American Investment Reserve ("FAIR") account and to the effect of acquisitions. Of the $211.9 million increase in average core deposits, $194.4 million was related to the FAIR account, which is a money market deposit account combining many features common among money market funds. On December 31, 1997, FAIR account balances outstanding were $2.45 billion and the stated interest rate paid was 4.25 percent compared to $2.25 billion and
4.30 percent, respectively, at December 31, 1996. Excluding the effect of the First City and Hartsville acquisitions, the increase in average core deposits was 1 percent.

         Other core deposit accounts that increased during 1997 included NOW accounts ($74.8 million increase) and noninterest bearing demand deposits ($45 million increase), which were offset by decreases in regular savings ($49.5 million decrease) and CD's under $100,000 ($47.9 million decrease). First American is taking steps to strengthen customer relationships in order to maintain its core deposit funding base. Steps towards this objective include the implementation of an extensive Distribution Management System ("DMS") and the Select Rewards program. The DMS allows First American to reconfigure its distribution system based on client preference to specifically tailor distribution channels market by market and to provide the best mix of branches, minibranches, ATMs, telephone, and PC banking in each individual market. For example, First American has entered into contracts to sell three branches in Virginia as part of the reconfiguration process; these sales are expected to close in the second quarter of 1998. The Select Rewards program is a relationship-oriented program which is similar to the airline industry's frequent flyer program and rewards customers for banking with First American with points based on the number, size, and longevity of accounts.

         In addition to core deposits, other sources of funding utilized by First American include CD's $100,000 and over, foreign deposits, short-term borrowings, and long-term debt. Total short-term borrowings include overnight federal funds purchased primarily from correspondent banks, securities sold under agreements to repurchase, and other short-term borrowings, principally funds due to the U.S. Treasury Department tax and loan accounts. Total CD's $100,000 and over, foreign deposits, and short-term borrowings averaged $2.1 billion for 1997, up 16 percent, or $294.8 million from the previous year. The increase in average CD's $100,000 and over, foreign deposits, and short-term borrowings during 1997 is primarily attributable to increases in CD's $100,000 and over ($94.2 million); sweep repurchase agreements ($94.9 million), in which customer demand deposit account balances are swept into overnight interest earning accounts; and borrowings from the Federal Home Loan Bank ("FHLB") ($115.2 million). The increase in the period end balance of other short-term borrowings to $344.8 million at December 31, 1997, from $214.6 million at December 31, 1996, was essentially due to a reclassification from long- to short-term of $108.5 million variable rate and $14.5 million fixed rate advances from the FHLB. TABLE 9 details maturities of CD's $100,000 and over at December 31, 1997 and 1996.

         Long-term debt, which consists primarily of borrowings from the FHLB, increased $78.6 million to $409.8 million at December 31, 1997, from $331.2 million at December 31, 1996. Most of the increase was due to the addition of $200 million variable rate borrowings from the FHLB offset by $123 million of FHLB borrowings that were reclassified from long-term to short-term as discussed in the preceding paragraph. At December 31, 1997, First American's variable rate long-term borrowings totaled $300 million with a weighted-average interest rate of 5.90 percent, and total fixed rate long-term borrowings were $109.8 million with a weighted-average interest rate of 6.65 percent.

CREDIT RISK MANAGEMENT AND ASSET QUALITY

         First American seeks to exercise prudent credit risk management in lending, including diversification of the loan portfolio by loan category and by industry segment, as well as by identification of credit risks. Accordingly, First American places importance on industry specialization and relationship management so that relationship managers (loan officers) are better able to understand the complexities of an industry's characteristics. Specialization by relationship managers permits First American to provide expertise in structuring the original credit facility and to provide continuous risk evaluation.

         First American's loans are predominantly to borrowers from its primary market territory, an area in which First American's relationship managers are knowledgeable. First American's primary market territory includes Tennessee and selected markets in Virginia, Kentucky, and other adjacent states. Based on Standard Industrial Classification codes, there were no industry concentrations within the commercial loan category in excess of 10 percent of total loans at December 31, 1997, or at December 31, 1996. First American's ten largest outstanding loan relationships at December 31, 1997, amounted to $265.5 million, or 4 percent of total loans, compared to $215.5 million, or 3 percent of total loans, at year-end 1996. At December 31, 1997, the largest loan relationship had $46.9 million outstanding; FANB's regulatory legal lending limit was $146 million in 1997.

NONPERFORMING ASSETS

         First American carefully monitors loans for possible credit problems through relationship managers and a staff of seasoned credit officers. The Credit Policy Committee and an Independent Loan Review Division assist in the monitoring of loans for possible credit problems. The Credit Policy Committee gives broad direction to the lending activities of the Corporation by reviewing and recommending matters relating to corporate lending policy, loan allocations, concentrations, and underwriting criteria. The Independent Loan Review Division of the Corporation performs periodic independent reviews of identified problem loans and the general overall quality of the loan portfolios in light of economic and market conditions and conducts annual examinations of the loan portfolios to verify the monitoring process. Problem loans are assigned to specialized areas for resolution.

         Nonperforming assets include nonaccrual and restructured loans and foreclosed properties. The ratio of nonperforming assets to total loans and foreclosed properties was .26 percent at December 31, 1997, down 10 basis points from .36 percent at December 31, 1996. Nonperforming assets totaled $18.6 million at December 31, 1997, and consisted of $15.1 million of nonaccrual loans and $3.5 million of foreclosed properties. This compared to $23.7 million of nonperforming assets at December 31, 1996, which was comprised of $16.3 million of nonaccrual loans and $7.4 million of foreclosed properties. There were no restructured loans during 1997 or 1996. TABLE 8 summarizes changes in nonperforming assets for each of the past five years and presents the composition of the nonperforming assets balance at the end of each year.

         Total past due loans, excluding nonaccrual loans, were 1.16 percent of total loans at December 31, 1997, versus 1 percent of total loans at December 31, 1996. Loans under 90 days past due at December 31, 1997, excluding nonaccrual loans, were .98 percent of total loans compared to .82 percent at December 31, 1996. The increase in total past due loans was primarily attributable to increases in the loan categories of consumer-other and commercial loans across several industry types.

         First American had $61.3 million of outstanding loans at December 31, 1997, versus $51.7 million at December 31, 1996, which were not considered nonperforming, but whose borrowers, in management's opinion, are experiencing financial difficulties severe enough that serious doubt exists as to their continued ability to comply fully with present repayment terms. Depending on the economy and other factors, these loans and others, which may not be presently identified, could become nonperforming assets in the future.

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

         The allowance consists of two portions: an allocated portion and an unallocated portion. The allocated portion is established separately by risk group as follows: commercial and commercial real estate loans, consumer loans, and off-balance-sheet commitments (unfunded loan commitments and standby letters of credit). The processes applied to each group are similar but have been tailored as appropriate for the nature of risk in each group. The assessment of the allocated portion of the allowance is based on a detailed statistical analysis of historical loan balances, net charge-offs, and off-balance-sheet loan and letter of credit commitments. Specific reserves are allocated to individual loans as considered necessary based upon periodic reviews of significant lending relationships.

         The unallocated portion of the allowance is for inherent losses which probably exist as of the valuation date even though they may have not have been identified by the more objective processes used for the allocated portion of the allowance. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, and the general economic environment in First American's markets.

         While the total allowance is described as consisting of an allocated and an unallocated portion, these terms are primarily used to describe a process. Both portions are available to support inherent losses in the loan portfolio. An analysis of the changes in the allowance for loan losses for the past five years, including the provision and charge-offs and recoveries by loan category, is presented in TABLE 7. The table also contains the year-end allocation of the allowance for loan losses among the various loan portfolios and the unallocated portion of the allowance for each of the past five years.

         At December 31, 1997, the allowance for loan losses was $115.4 million, or 1.60 percent of net loans, versus $123.3 million, or 1.85 percent of net loans, at December 31, 1996. The allowance for loan losses was $132.4 million, or 2.06 percent of net loans, at December 31, 1995. The changes in the allowance during 1997 from year-end 1996 were primarily due to a $5 million provision for loan losses and $13.3 million of net loan charge-offs. Using the guidelines outlined above, the allowance was increased by a provision recognized in the fourth quarter of 1997, which was the first provision since the first quarter of 1993. Activity in the allowance for loan losses during 1997 also included a $.7 million increase due to the acquisition of Hartsville and a $.2 million decrease due to the sale of Tennessee Credit Corporation. The allowance as a percentage of nonperforming loans increased to 765 percent at December 31, 1997, compared to 755 percent at December 31, 1996, and 709 percent at December 31, 1995. First American's coverage ratio is one of the highest in the industry.

         Net loan charge-offs were $13.3 million, or .19 percent of average loans, in 1997; $11.3 million, or .17 percent of average loans, in 1996; and $3.7 million, or .07 percent of average loans, in 1995. The low level of net loan charge-offs is indicative of First American's loan quality and credit administration standards and the generally good economic environment existing in the Corporation's primary market territory. Total gross loan charge-offs were $31.4 million in both 1997 and 1996 and $18.8 million in 1995. Total recoveries were $18.1 million in 1997, $20.1 million in 1996, and $15.1 million in 1995.

         The $2.1 million increase in net loan charge-offs in 1997 over 1996 was primarily due to an increase in commercial loan net charge-offs, which were $6.1 million in 1997 compared to net recoveries of $.6 million in 1996. The ratio of commercial loan net charge-offs to average commercial loans increased 22 basis points to .20 percent from (.02) percent in 1996. (A negative percentage of net charge-offs indicates that recoveries exceeded net charge-offs.)

         Of the major loan categories, consumer-other loans had the highest level of net charge-offs in 1997, 1996, and 1995, but experienced a $3 million decrease in net loan charge-offs between December 31, 1997, and December 31, 1996. Consumer-other loan net charge-offs were $9.1 million and $12.1 million, or .61 and .92 percent of average consumer-other loans, in 1997 and 1996, respectively. Consumer-other loan net charge-offs were $6.8 million, or .61 percent of average consumer-other loans, in 1995. Increases in credit card loan and other open-end loan net charge-offs were offset by decreases in direct and indirect loan net charge-offs from year-end 1996 to year-end 1997. At December 31, 1997, past due consumer-other loans were 1.05 percent of consumer-other loans compared to 1.24 percent at December 31, 1996, and .99 percent at December 31, 1995. First American generally charges off consumer loans on which principal or interest is past due more than 120 days. Management expects that consumer-other loan net charge-offs in 1998 will be slightly higher than in 1997.

         Future provisions for loan losses depend on such factors as asset quality, net loan charge-offs, loan growth, and other criteria as discussed above. The appropriate level of the allowance for loan losses and the corresponding provision will continue to be determined quarterly based on the allowance assessment methodology. Under its current methodology, management anticipates that there will be a provision for loan losses in 1998; however, the specific amount cannot be determined at this time. Changes in circumstances affecting the various factors of the Corporation's methodology could determine whether a provision is warranted in 1998 and, if so, the amount.

ASSET/LIABILITY MANAGEMENT

INTEREST RATE SENSITIVITY

         The focus of Asset/Liability Management is to maximize net interest income within prudent constraints. Net interest income is managed within a framework of guidelines approved by the Board of Directors and administered by the Asset/Liability Committee ("ALCO"). ALCO is comprised of Senior Executives at First American.

         The Corporation's guideline for earnings variance is that net income will not vary by more than 5 percent for a 150 basis point change in rates from management's most likely interest rate forecast over the next twelve months. During 1997, the Corporation maintained a variance within these guidelines. Factors affecting interest rate sensitivity are reviewed and updated at least monthly. Periodically, earnings and interest rate risks are projected for longer periods.

         ALCO evaluates interest rate risk by assessing the Corporation's current interest sensitivity position and estimating possible earnings and economic value of equity at risk. TABLE 4 provides the Corporation's interest rate sensitivity position.

         First American had a net liability sensitive position for a cumulative one-year period of 18.8 percent at December 31, 1997, which is within management's objective of a cumulative net liability sensitivity of 4 percent to 24 percent. In other words, the amount of net liabilities that reprice more quickly than assets, adjusted for the effects of off-balance-sheet activities, is $1,867.3 million, or 18.8 percent of all earning assets. This compares to a cumulative net liability sensitivity of 16.9 percent at December 31, 1996. A cumulative net liability sensitivity indicates that First American's net interest income has a tendency to increase if interest rates decline. An interest rate gap sensitivity analysis is limited in its usefulness since the interest rate gap position presents a snapshot of interest sensitivity for one point in time (interest gap sensitivity can change on a daily basis), whereas management will make pricing decisions whenever such actions are deemed necessary. First American classifies NOW, money market, and regular savings accounts, totaling $3.7 billion at December 31, 1997, as immediately rate sensitive. If NOW and regular savings were not classified as immediately rate sensitive, then the one-year cumulative gap would be a liability sensitive position of $686.7 million, or 6.9 percent, of earning assets at December 31, 1997.

         Management believes that interest rate sensitivity is best measured by its simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are combined with ALCO's forecasts of alternative interest rates for the next twelve months and with other factors in order to produce various earnings simulations. By forecasting earnings under multiple interest rate scenarios, ALCO can assess the extent of its earnings at risk.

         The economic value of equity calculation is a present value computation of all future cash flows for assets, liabilities, and off-balance-sheet items based on the current yield of each of these instruments. In this computation, First American assumes a discount rate that is equal to current market rates of balance sheet categories being simulated. The present values of assets less liabilities, adjusted for the present values of off-balance-sheet items, establish a base case economic value of equity. The impact to the base case economic value arising from instantaneous changes in interest rates by equal amounts to all categories provides a measure of the economic value of equity at risk. The Corporation's guideline states that for an instantaneous change in interest rates of 150 basis points, the economic value of equity will not change by more than 20 percent. During 1997, the Corporation maintained a variance which was well within this guideline.

         The Corporation's most likely interest rate scenario at December 31, 1997, was based on no change in the federal funds or prime rates through 1998.

DERIVATIVES

         First American has utilized off-balance-sheet derivative products for a number of years in managing its interest rate sensitivity. Generally, a derivative transaction is a payments exchange agreement whose value derives from an underlying asset or underlying reference rate or index. The use of noncomplex, non-leveraged derivative products has reduced the Corporation's exposure to changes in the interest rate environment. By using derivatives, such as interest rate swaps and occasionally futures contracts, to alter the nature of (hedge) specific assets or liabilities on the balance sheet (for example, to change a variable rate obligation to a fixed rate obligation), the derivative products offset fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should produce close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products have enabled First American to improve its balance between interest-sensitive assets and interest-sensitive liabilities by managing its interest rate sensitivity while continuing to meet the credit and deposit needs of customers.

         In aggregate, many of First American's securities and loans with fixed rates may be funded with variable rate money market deposits. Consequently, net interest income can be negatively affected if short-term interest rates rise. To reduce this exposure, the Corporation has entered into interest rate swaps on which the Corporation pays a fixed rate and receives a variable rate tied to three-month London Interbank Offering Rate ("LIBOR"). Thus, these swaps act to "fix" the rates paid on a portion of the money market account balances for the period of time covered by the swaps, which in turn reduces the potential negative impact on net interest income of rising interest rates. NOTE 14 to the consolidated financial statements presents the derivative financial instruments outstanding at December 31, 1997 and 1996.

         Notional amounts are key elements of derivative financial instruments agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts of payments exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. At December 31, 1997, First American had interest rate swaps with notional values totaling $2.28 billion. At December 31, 1997, these derivatives had net positive fair values (unrealized net pretax gains) of $13.1 million. At December 31, 1996, the Corporation had interest rate swaps with notional values totaling
$1 billion for a total of $3.3 million net positive fair values (unrealized net pretax gains). For estimated fair value information related to all financial instruments, see NOTE 14 to the consolidated financial statements.

         As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities which offer more interest rate risk protection. NOTE 14 to the consolidated financial statements presents the net deferred gain related to terminated derivative contracts. The net deferred gain totaled $1.9 million at December 31, 1997, and $3.6 million at December 31, 1996. Deferred gains and losses on terminated off-balance-sheet derivative contracts are recognized as interest income or interest expense over the original covered periods. Of the $1.9 million of net deferred gain at December 31, 1997, $1.1 million will increase net interest income during 1998 and $.8 million will be recognized in the years from 1999 to 2002.

         Net interest income for the year ended December 31, 1997, included derivative products pretax net income of $3.7 million, consisting of $7.1 million additional interest income on loans, $1.5 million reduction in interest income on securities, and $1.9 million in additional interest expense on money market deposits. This compares to $11.9 million of derivatives products net pretax expense in 1996. The change in derivative products net expense in 1996 to net pretax income in 1997 was primarily due to amortization of deferred gains/losses on terminated derivatives contracts ($.7 million net deferred gains recognized in 1997 compared with $10 million net deferred losses recognized in
1996).

         All derivatives activity is conducted under ALCO and Board of Director's supervision and according to detailed policies and procedures governing these activities. Policy prohibits the use of leveraged and complex derivatives. The Board of Directors also sets interim limitations on the total notional amount of derivatives contracts that may be outstanding at any time.

         Off-balance-sheet derivative activities give rise to credit risk when interest rate changes move in the Corporation's favor. In such cases, First American relies on the ability of the contract counterparts to make contractual payments over the remaining lives of the contracts. Credit risk exposure due to off-balance-sheet derivative activities is closely monitored, and counterparts to these contracts are selected on the basis of their creditworthiness as well as their market-making ability. As of December 31, 1997, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure to the counterpart. First American's net credit exposure on outstanding interest rate swaps was $14.1 million on December 31, 1997.

LIQUIDITY

         First American's goal in liquidity management is to ensure that sufficient funds are available to meet the demands of depositors, borrowers, and creditors. ALCO is responsible for structuring the balance sheet to meet these demands and regularly reviews current and forecasted funding needs. Liquid assets, which include cash and cash equivalents (less Federal Reserve Bank reserve requirements), money market instruments, and securities that are estimated to mature within one year, amounted to $908.6 million, or 9 percent of earning assets, at December 31, 1997, versus $1.22 billion, or 13 percent of earning assets, at December 31, 1996 and $1.09 billion, or 12 percent of earning assets at year-end 1995. The decrease in the ratio of liquid assets to earning assets between year-end 1997 and 1996 was primarily attributable to decreases in HTM securities estimated to mature within one year and in cash and due from banks. In addition to assets included in liquid assets, AFS securities maturing after one year, which can be sold to meet liquidity needs, had a balance of $1.8 billion at December 31, 1997 compared to $1.57 billion at December 31, 1996. Loans, exclusive of consumer loans, maturing within the year amounted to $1.45 billion at December 31, 1997. NOTES 1 and 4 to the consolidated financial statements discuss accounting for securities in further detail. Maturity of securities is also discussed under the caption "Investment Securities" and provided in TABLE 5. TABLE 6 presents the maturities of loans, exclusive of consumer loans.

         First American's primary sources of liquidity are core deposits, short- and long-term borrowings, and cash flows from operations. First American's strategy is to fund assets to the maximum extent possible with core deposits, which provide a sizable source of relatively stable and low-cost funds. Management monitors liquidity by reviewing trends in ratios such as core deposits as a percentage of total deposits, core deposits as a percentage of earning assets, and loans as a percentage of core deposits. Core deposits averaged $6.8 billion during 1997 and $6.58 billion during 1996 and comprised
88 percent and 89 percent of average deposits in 1997 and 1996, respectively. During 1995 core deposits averaged $5.84 billion and comprised 89 percent of average deposits. Core deposits funded 72 percent, 73 percent, and 74 percent of earning assets in 1997, 1996, and 1995, respectively. Average loans as a percentage of average core deposits was 102 percent in 1997 compared to 99 percent in 1996 due to loan growth exceeding growth in core deposits. Average loans as a percentage of average core deposits was 96 percent in 1995.

         Short-term funding needs can arise from declines in deposits or other funding sources, drawdowns of loan commitments, and requests for new loans. Relationships with a stable and growing customer base and a current network of approximately 275 downstream correspondent banks routinely supply some of these funds. Additional funds, if needed, can be raised from regional, national, and international money markets. Short-term funding sources, comprised of non-core deposits and short-term borrowings, totaled $2.37 billion, or 22 percent of total assets, at December 31, 1997, compared with $2.15 billion, or 21 percent of total assets, at December 31, 1996. Short-term funding sources were $1.83 billion, or 19 percent of total assets, at December 31, 1995. An analysis of short- and long-term borrowings can be found under the caption "Deposits and Other Borrowed Funds."

         Shareholders' equity and long-term debt also contribute to liquidity by reducing the need to continually rely on short-term purchased funds. At December 31, 1997, the ratio of equity to assets was 8.36 percent compared with 8.35 percent at December 31, 1996, and 8.22 percent at December 31, 1995. At the end of 1997, long-term debt totaled 4 percent of total assets versus 3 percent of total assets at December 31, 1996, and 4 percent of total assets at year-end 1995.

         An additional source of liquidity is First American's three-year $70 million revolving credit agreement which will expire March 31, 1998. First American had no borrowings under this agreement during 1997. Plans are underway to negotiate a revolving credit agreement in 1998.

         The CONSOLIDATED STATEMENTS OF CASH FLOWS show net cash provided or used by operating, investing, and financing activities and the net effect of those activities on cash and cash equivalents. As such, it is a tool in analyzing liquidity. During 1997 cash provided by operating activities was $90.4 million compared to $254 million in 1996 and $102.4 million in 1995. The largest component of cash provided by operating activities in both years was net income. The decrease in cash provided by operating activities between 1997 and 1996 was attributed to increases in other assets and decreases in other liabilities. Investing activities utilized $518.6 million of cash in 1997, $351.8 million in 1996, and $361.4 million in 1995. The largest component of cash used in investing activities in 1997 and 1996 was purchases of securities available for sale, which used $1.63 billion of cash in 1997 and $1.46 billion in 1996. Financing activities provided $272.1 million in net cash in 1997, $104.4 million in 1996, and $525.3 million in 1995. During 1997 financing activities included an increase in FHLB advances of $215.8 million, an increase in deposits of $133.1 million, and a decrease of $103.6 million from cash utilized to purchase First American common stock.

         First American had no material capital expenditure commitments at year-ends 1997, 1996, or 1995.

         Management believes that First American has adequate liquidity to meet all known commitments including common stock repurchases, loan commitments, dividend payments, debt service, and reasonable borrower, depositor, and creditor requirements over the next twelve months.

CAPITAL MANAGEMENT AND CAPITAL RESOURCES

         Capital adequacy is important to the continued soundness, profitability, and growth of First American. The principal objectives of First American's strategy in managing capital are to (1) protect shareholders and depositors, (2) comply with all regulatory requirements, (3) improve profitability, and (4) utilize excess capital. Plans to utilize excess capital include investing in nontraditional financial services businesses that yield returns in excess of 20 percent, focusing on bank acquisitions to further enhance the branch network and lower distribution costs, and returning excess capital to shareholders through buying back stock and increasing dividends.

         On April 17, 1997, in addition to authorizing a 2-for-1 stock split, the Board of Directors increased the quarterly cash dividend by 29 percent to $.20 per share. During 1997 First American paid dividends at the rate of $.755 per common share, up 25 percent from $.605 per share during 1996. The rate of dividends paid per common share was up 14 percent in 1996 over $.53 per share in 1995. The dividend payout ratio increased slightly in 1997 to 30.44 percent from 29.51 percent in 1996 and met management's strategic goal of a dividend payout ratio in the range of 30 to 40 percent. The dividend payout rate in 1995 was 29.12%.

         Another strategic goal of First American's capital management policy is to maintain the rate of internal capital generation at a level sufficient to ensure growth in assets and earnings. Management's year 2000 strategic goal is to maintain an internal capital generation ratio (calculated by dividing net income less dividends by the average realized shareholders' equity) of 10 to 14 percent. During 1997 the internal capital generation ratio increased to 11.5 percent from 10.7 percent in 1996. The internal capital generation ratio was
10.9 percent in 1995.

         Total shareholders' equity at December 31, 1997, was $908.7 million, up 5 percent, from December 31, 1996. This followed an increase of $73.2 million, or 9 percent, from year-end 1995. The ratio of average equity to average assets increased to 8.61 percent in 1997 compared to 8.54 percent in 1996 and 8.23 percent in 1995. The tangible equity ratio, which adjusts capital for the impact of intangibles acquired through acquisitions, increased to 7.42 percent at December 31, 1997, from 7.35 percent at year-end 1996. The tangible equity ratio was 7.57 percent at December 31, 1995.

         During 1997 shareholders' equity was increased by $101.1 million of earnings retention ($145.5 million of net income less $44.4 million of dividends), $20.1 million of common stock issued for employee benefit and dividend reinvestment plans, $10.1 million of common stock issued for the acquisition of Hartsville, and $4 million change in net unrealized gains and losses on securities available for sale, net of tax. Shareholders' equity was reduced by the repurchase of $103.6 million of common stock in 1997. During 1996 shareholders' equity was increased by $85.9 million of earnings retention ($121.6 million of net income less $35.7 million of dividends), $12.6 million of common stock issued for employee benefit and dividend reinvestment plans, and $46.3 million of common stock issued for the acquisition of First City. Shareholders' equity was reduced by the $8.1 million change in net unrealized gains and losses on securities available for sale, net of tax, and by the repurchase of $67.6 million of common stock in 1996. The CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY detail the changes in shareholders' equity during 1997, 1996, and 1995 and NOTES 1 and 4 to the consolidated financial statements provide further information regarding unrealized gains and losses on securities available for sale.

         The Federal Reserve Board and the Office of the Comptroller of the Currency ("OCC") promulgate risk-based capital guidelines and regulations for bank holding companies and national banks which require minimum levels of capital based upon calculations which apply various risk ratings to defined categories of assets and to certain off-balance-sheet items. Under the risk-based capital requirements, total capital consists of Tier I capital (essentially realized common equity less disallowed intangible assets) plus Tier II capital (essentially Tier I capital plus qualifying long-term debt and a portion of the allowance for loan losses). Assets by type, or category, are assigned risk-weights of 0 to 100 percent, depending on regulatory assigned levels of credit risk associated with such assets. Off-balance-sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by regulatory agencies. These regulations require bank holding companies and national banks to maintain certain minimum capital ratios. As of December 31, 1997, First American and its principal subsidiary, FANB, had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating. NOTE 15 to the consolidated financial statements summarizes the risk-based capital and related ratios for First American and FANB.

         FAFSB is subject to capital requirements adopted by the Office of Thrift Supervision ("OTS") which are similar but not identical to those issued by the Federal Reserve Board and the OCC. As of December 31, 1997, FAFSB had ratios which exceeded the regulatory requirements to be classified as "well capitalized."

TABLE 2:  RATE-VOLUME RECAP

===================================================================================================================================
                                                                  1997 FROM 1996                          1996 from 1995
                                                     --------------------------------------    -----------------------------------
                                                                      INCREASE (DECREASE)(1)                 Increase (Decrease)(1)
                                                        TOTAL                DUE TO                Total             Due to
                                                       INCREASE       ---------------------      Increase      --------------------
(dollars in millions)                                 (DECREASE)         VOLUME     RATE        (Decrease)      Volume     Rate
-----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN INTEREST INCOME:
    Securities:
      Taxable
         Held to maturity                              $ (11.0)      $ (11.4)       $   .4       $ (41.9)      $ (41.9)      $  -
         Available for sale                               22.0          18.3           3.7          47.4          47.1         .3
      Tax-exempt
         Held to maturity                                   .3            .3             -            .9            .8         .1
         Available for sale                                 .1             -            .1             -             -          -
                                                       -------                                   -------
           Total securities                               11.4           7.1           4.3           6.4           5.6         .8
                                                       -------                                   -------
    Loans                                                 36.6          35.1           1.5          77.2          77.4        (.2)
    Federal funds sold and securities purchased
      under agreements to resell                          (4.0)         (4.1)           .1           2.7           3.6        (.9)
    Time deposits with other banks                         (.2)          (.1)          (.1)            -           (.1)        .1
    Other                                                  1.7           1.3            .4           1.1           1.4        (.3)
                                                       -------                                   -------
      Total change in interest income                     45.5          36.9           8.6          87.4          85.1        2.3
                                                       -------                                   -------
CHANGE IN INTEREST EXPENSE:
    NOW, money market, and savings accounts                1.8           8.4          (6.6)         22.3          11.9       10.4
    Certificates of deposit                                4.5           2.5           2.0          17.6          19.1       (1.5)
    Other interest-bearing deposits                        (.8)          (.1)          (.7)          4.1           4.1          -
    Short-term borrowings                                 11.6           9.8           1.8            .8           6.8       (6.0)
    Long-term debt                                        (5.4)         (2.7)         (2.7)          5.1           4.4         .7
                                                       -------                                   -------
      Total change in interest expense                    11.7          20.0          (8.3)         49.9          44.1        5.8
                                                       -------                                   -------
CHANGE IN NET INTEREST INCOME                          $  33.8          16.9          16.9       $  37.5          41.0       (3.5)
====================================================================================================================================

(1) Amounts are adjusted to a fully taxable basis, based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit. The effect of volume change is computed by multiplying the change in volume by the prior year rate. The effect of rate change is computed by multiplying the change in rate by the prior year volume. Rate/volume change is computed by multiplying the change in volume by the change in rate and included in the rate change.

TABLE 3: CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT
         INCOME/EXPENSE AND YIELDS/RATES


====================================================================================================================================
                                                                  1997                                      1996
                                                   ---------------------------------      ------------------------------------------


                                                                               AVERAGE                                   Average
                                                     AVERAGE      INCOME/       YIELD/      Average       Income/         Yield/
(dollars in millions)                                BALANCE      EXPENSE        RATE       Balance       Expense          Rate
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:(1)
   Taxable securities:
     Held to maturity                              $   688.9     $    45.6        6.62%    $   862.6      $    56.6           6.56%
     Available for sale                              1,651.9         113.2        6.85       1,376.4           91.2           6.63
   Tax-exempt securities
     Held to maturity                                   36.2           2.7        7.50          32.2            2.4           7.34
     Available for sale                                   .7            .1        5.96            .8              -           5.32
------------------------------------------------------------------------------------------------------------------------------------
     Total securities                                2,377.7         161.6        6.80       2,272.0          150.2           6.61
------------------------------------------------------------------------------------------------------------------------------------
   Federal funds sold and repurchase agreements         63.2           3.5        5.56         139.4            7.5           5.41
   Loans, net of unearned discount and net
     deferred loan fees:
      Commercial                                     3,120.7         258.2        8.27       2,876.2          240.4           8.36
      Consumer-amortizing mortgages                  1,763.8         140.3        7.95       1,774.3          140.4           7.91
      Consumer-other                                 1,486.1         136.6        9.19       1,314.8          119.0           9.05
      Real estate-construction                         190.2          16.1        8.44         186.4           16.0           8.60
      Real estate-commercial mortgages
        and other                                      364.2          34.9        9.60         357.0           33.7           9.45
------------------------------------------------------------------------------------------------------------------------------------
      Loans, net of unearned discount and
        net deferred loan fees                       6,925.0         586.1        8.46       6,508.7          549.5           8.44
------------------------------------------------------------------------------------------------------------------------------------
   Other                                                76.6           4.9        6.40          57.0            3.4           5.90
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets(1)                        9,442.5     $   756.1        8.01%      8,977.1      $   710.6           7.92%
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                             (119.2)                                 (131.4)
Cash and due from banks                                465.9                                   449.2
Other assets                                           468.3                                   429.0
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                       $10,257.5                               $ 9,723.9
====================================================================================================================================
DEPOSITS AND BORROWED FUNDS:
   Demand deposits                                 $ 1,237.1                               $ 1,192.1
   Interest-bearing deposits:
     NOW accounts                                      881.2     $    19.4        2.20%        806.4      $    15.9           1.97%
     Money market accounts                           2,391.9         106.4        4.45       2,201.9          106.9           4.86
     Regular savings                                   289.9           6.7        2.31         339.3            7.9           2.32
     Certificates of deposit under $100,000          1,633.8          86.1        5.27       1,681.8           87.4           5.20
     Certificates of deposit $100,000 and over         781.8          44.1        5.64         687.6           38.3           5.58
     Other time                                        361.5          20.1        5.56         362.0           20.6           5.69
     Foreign                                           105.2           5.4        5.17         105.8            5.7           5.36
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                 6,445.3         288.2        4.47       6,184.8          282.7           4.57
------------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                  7,682.4                                 7,376.9
   Federal funds purchased and repurchase
     agreements                                        939.3          45.8        4.88         864.9           41.5           4.80
   Other short-term borrowings                         277.4          15.4        5.57         150.6            8.1           5.36
   Long-term debt                                      318.2          19.6        6.15         356.8           25.0           7.01
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits and
      borrowed funds                                 7,980.2     $   369.0        4.62%      7,557.1      $   357.3           4.73%
------------------------------------------------------------------------------------------------------------------------------------
     Total deposits and borrowed funds               9,217.3                                 8,749.2
Other liabilities                                      157.2                                   144.3
Shareholders' equity                                   883.0                                   830.4
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity         $10,257.5                               $ 9,723.9
====================================================================================================================================
NET INTEREST INCOME(1)                                           $   387.1                                $   353.3
Provision for loan losses                                              5.0                                        -
Noninterest income                                                   259.6                                    180.5
Noninterest expense                                                  402.0                                    334.4
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense and
   cumulative effect of changes in
   accounting principles                                             239.7                                    199.4
Income tax expense                                                    94.2                                     77.8
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of changes
   in accounting principles                                          145.5                                    121.6
Cumulative effect of changes in accounting
   principles, net of tax                                                -                                        -
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $   145.5                                $   121.6
====================================================================================================================================
Net interest spread                                                               3.39%                                       3.19%
Benefit of interest-free funding                                                   .71                                         .75
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                               4.10%                                       3.94%
====================================================================================================================================


























======================================================================================
                                                                 1995
                                                 -------------------------------------


                                                                                Average
                                                   Average         Income/       Yield/
(dollars in millions)                              Balance         Expense        Rate
---------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:(1)
   Taxable securities:
     Held to maturity                            $ 1,502.8     $    98.5          6.55%
     Available for sale                              663.1          43.8          6.61
   Tax-exempt securities
     Held to maturity                                 20.9           1.5          7.18
     Available for sale                                 .6             -          5.72
--------------------------------------------------------------------------------------
     Total securities                              2,187.4         143.8          6.58
--------------------------------------------------------------------------------------
   Federal funds sold and repurchase agreements       79.9           4.8          6.02
   Loans, net of unearned discount and net
     deferred loan fees:
      Commercial                                   2,527.3         213.0          8.43
      Consumer-amortizing mortgages                1,479.1         117.0          7.91
      Consumer-other                               1,112.8          99.0          8.89
      Real estate-construction                       163.9          15.3          9.36
      Real estate-commercial mortgages
        and other                                    309.2          28.0          9.06
--------------------------------------------------------------------------------------
      Loans, net of unearned discount and
        net deferred loan fees                     5,592.3         472.3          8.45
--------------------------------------------------------------------------------------
   Other                                              39.1           2.3          5.64
--------------------------------------------------------------------------------------
      Total earning assets(1)                      7,898.7     $   623.2          7.89%
--------------------------------------------------------------------------------------
Allowance for loan losses                           (129.7)
Cash and due from banks                              460.1
Other assets                                         325.0
--------------------------------------------------------------------------------------
Total assets                                    $  8,554.1
======================================================================================
DEPOSITS AND BORROWED FUNDS:
   Demand deposits                              $  1,112.9
   Interest-bearing deposits:
     NOW accounts                                    806.4     $    16.1          2.00%
     Money market accounts                         1,805.8          82.7          4.58
     Regular savings                                 404.5           9.6          2.38
     Certificates of deposit under $100,000        1,406.9          72.8          5.17
     Certificates of deposit $100,000 and over       607.0          35.3          5.82
     Other time                                      303.8          16.9          5.57
     Foreign                                          91.4           5.3          5.75
--------------------------------------------------------------------------------------
     Total interest-bearing deposits               5,425.8         238.7          4.40
--------------------------------------------------------------------------------------
     Total deposits                                6,538.7
   Federal funds purchased and repurchase
     agreements                                      792.0          42.6          5.38
   Other short-term borrowings                       100.0           6.2          6.18
   Long-term debt                                    292.4          19.9          6.83
--------------------------------------------------------------------------------------
     Total interest-bearing deposits and
      borrowed funds                               6,610.2     $   307.4          4.65%
--------------------------------------------------------------------------------------
     Total deposits and borrowed funds             7,723.1
Other liabilities                                    126.7
Shareholders' equity                                 704.3
--------------------------------------------------------------------------------------
Total liabilities and shareholders' equity       $ 8,554.1
======================================================================================
NET INTEREST INCOME(1)                                         $   315.8
Provision for loan losses                                             .1
Noninterest income                                                 108.5
Noninterest expense                                                252.4
--------------------------------------------------------------------------------------
Income before income tax expense and
   cumulative effect of changes in
   accounting principles                                           171.8
Income tax expense                                                  68.7
--------------------------------------------------------------------------------------
Income before cumulative effect of changes
   in accounting principles                                        103.1
Cumulative effect of changes in accounting
   principles, net of tax                                              -
--------------------------------------------------------------------------------------
NET INCOME                                                     $   103.1
======================================================================================
Net interest spread                                                               3.24%
Benefit of interest-free funding                                                   .76
--------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                               4.00%
======================================================================================


(1) Loan fees and amortization of net deferred loan fees (costs), which are considered an integral part of the lending function and are included in yields and related interest categories, amounted to $5.9 million in 1997, $8.6 million in 1996, $6.3 million in 1995, $4.8 million in 1994, and $2.3 million in 1993. Yields/rates and income/expense amounts are presented on a fully taxable equivalent basis based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit; related interest income includes taxable equivalent adjustments of $3.6 million in 1997, $3.6 million in 1996, $3.5 million in 1995, $3.4 million in

=================================================================================================================================
             1994                                 1993                        AVERAGE BALANCE               INCOME/EXPENSE
--------------------------------    --------------------------------    ---------------------------   ---------------------------


                        Average                             Average                      COMPOUND                     COMPOUND
 Average    Income/     Yield/        Average   Income/     Yield/         % CHANGE    GROWTH RATE       % CHANGE   GROWTH RATE
 Balance    Expense      Rate         Balance   Expense      Rate          1997/1996    1997/1992       1997/1996    1997/1992
---------------------------------------------------------------------------------------------------------------------------------
 $1,449.9    $ 85.6      5.90%       $1,341.5    $ 82.7      6.16%          (20.14)%     (16.99)%       (19.43)%       (18.97)%
    688.1      43.0      6.26           899.2      62.3      6.93            20.02        61.84          24.12          62.47

     19.8       1.4      7.07            11.1        .8      7.21            12.42        40.98          12.50          40.11
       .4         -      5.63               -         -         -           (12.50)           -              -              -
---------------------------------------------------------------------------------------------------------------------------------
  2,158.2     130.0      6.02         2,251.8     145.8      6.47             4.65         4.56           7.59           2.76
---------------------------------------------------------------------------------------------------------------------------------
     78.6       3.1      3.99           152.1       4.9      3.24           (54.66)      (27.74)        (53.33)        (18.94)


  2,038.0     151.4      7.42         1,773.6     120.6      6.81             8.50        12.40           7.40          16.37
  1,326.6     102.5      7.73         1,059.4      88.7      8.37             (.59)       15.78           (.07)         11.56
  1,028.4      84.4      8.21           936.3      80.7      8.62            13.03        10.20          14.79           9.47
    113.6       9.1      8.00           110.3       8.8      7.99             2.04         3.73            .63           4.86

    344.7      28.7      8.33           334.5      27.0      8.06             2.02        (1.08)          3.56           1.00
---------------------------------------------------------------------------------------------------------------------------------

  4,851.3     376.1      7.75         4,214.1     325.8      7.73             6.40        11.36           6.66          11.84
---------------------------------------------------------------------------------------------------------------------------------
     31.3       1.3      4.05            54.0       1.8      3.32            34.39       (15.53)         44.12          (6.89)
---------------------------------------------------------------------------------------------------------------------------------
  7,119.4    $510.5      7.17%        6,672.0    $478.3      7.17%            5.18         8.13           6.40%          8.93%
---------------------------------------------------------------------------------------------------------------------------------
   (139.9)                             (175.3)                               (9.28)       (8.78)
    494.5                               491.0                                 3.72         (.05)
    311.8                               334.6                                 9.16         7.83
---------------------------------------------------------------------------------------------------------------------------------
 $7,785.8                            $7,322.3                                 5.49%        7.98%
=================================================================================================================================

 $1,174.7                            $1,137.8                                 3.77%        3.34%

    877.9    $ 17.5      1.99%          793.5    $ 16.5      2.08%            9.28         5.25          22.01%           .74%
  1,516.1      57.7      3.81         1,411.7      47.2      3.35             8.63        10.84           (.47)         17.11
    510.5      12.1      2.38           487.1      12.9      2.65           (14.56)       (7.00)        (15.19)        (14.07)
  1,347.2      52.8      3.92         1,397.4      56.8      4.06            (2.85)        1.38          (1.49)          1.81
    401.5      16.9      4.22           384.6      14.9      3.86            13.70        13.64          15.14          16.79
    317.9      14.5      4.56           337.7      16.7      4.96             (.14)        (.29)         (2.43)         (1.06)
     41.0       1.7      4.04            25.8        .7      2.74             (.57)       40.38          (5.26)         50.47
---------------------------------------------------------------------------------------------------------------------------------
  5,012.1     173.2      3.46         4,837.8     165.7      3.43             4.21         5.84           1.95           7.35
---------------------------------------------------------------------------------------------------------------------------------
  6,186.8                             5,975.6                                 4.14         5.41

    681.2      25.8      3.80           587.1      15.5      2.64             8.60        12.58          10.36          22.95
     59.2       2.7      4.51            49.8       1.6      3.19            84.20        68.87          90.12          85.56
    109.0       7.1      6.48            60.1       4.3      7.13           (10.82)       77.82         (21.60)         69.52
---------------------------------------------------------------------------------------------------------------------------------

  5,861.5    $208.8      3.56%        5,534.8    $187.1      3.38%            5.60         8.08           3.27%         10.84%
---------------------------------------------------------------------------------------------------------------------------------
  7,036.2                             6,672.6                                 5.35         7.37
    105.4                                98.8                                 8.94        13.25
    644.2                               550.9                                 6.33        14.84
---------------------------------------------------------------------------------------------------------------------------------
 $7,785.8                            $7,322.3                                 5.49%        7.98%
=================================================================================================================================
             $301.7                              $291.2                                                   9.57%          7.28%
               (9.9)                              (41.4)                                                     -         (33.76)
               85.7                                88.4                                                  43.82          27.42
              239.3                               248.2                                                  20.22          10.86
---------------------------------------------------------------------------------------------------------------------------------


              158.0                               172.8                                                  20.21          27.77
               60.8                                65.4                                                  21.08          31.23
---------------------------------------------------------------------------------------------------------------------------------

               97.2                               107.4                                                  19.65          25.79

                  -                                 (.1)                                                     -              -
---------------------------------------------------------------------------------------------------------------------------------
             $ 97.2                              $107.3                                                  19.65%         25.79%
=================================================================================================================================
                         3.61%                               3.79%
                          .63                                 .58
---------------------------------------------------------------------------------------------------------------------------------
                         4.24%                               4.37%
=================================================================================================================================

1994, and $4.0 million in 1993. Nonaccrual and restructured loans are included in average loans and average earning assets. Consequently, yields on these items are lower than they would have been if these loans had earned at their contractual rates of interest. Yields on all securities are computed based on carrying value.

TABLE 4:  INTEREST RATE SENSITIVITY ANALYSIS

===============================================================================================================
                                                                      Interest-Sensitive Periods
                                                          -----------------------------------------------------
                                                                       Months
                                                          -------------------------------------
                                                                           Over           Over
                                                                          Three            Six           Total
                                                             Within     Through        Through             One
(dollars in millions)                                         Three         Six         Twelve            Year
---------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997
EARNING ASSETS:
     Securities:
       Available for sale                                $    60.0       $   31.9       $   62.5      $   154.4
       Held to maturity                                      159.6          116.6          229.0          505.2
---------------------------------------------------------------------------------------------------------------
         Total securities                                    219.6          148.5          291.5          659.6
     Loans                                                 3,195.2          512.4          899.8        4,607.4
     Other earning assets                                    195.2              -              -          195.2
---------------------------------------------------------------------------------------------------------------
       Total earning assets                              $ 3,610.0       $  660.9       $1,191.3      $ 5,462.2
===============================================================================================================
INTEREST-BEARING LIABILITIES:
     Interest-bearing deposits:
       NOW, money market, and savings accounts           $ 3,671.2       $      -       $      -      $ 3,671.2
       Certificates of deposit                             1,047.8          596.0          605.1        2,248.9
       Other interest-bearing deposits                       288.0           36.1           58.5          382.6
---------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits                   5,007.0          632.1          663.6        6,302.7
     Other borrowed funds                                  1,595.3            6.5              -        1,601.8
---------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                    6,602.3          638.6          663.6        7,904.5
     Net effect of swaps                                     475.0          100.0       (1,150.0)        (575.0)
---------------------------------------------------------------------------------------------------------------
     Adjusted interest-bearing liabilities               $ 7,077.3       $  738.6       $ (486.4)     $ 7,329.5
===============================================================================================================
INTEREST-SENSITIVITY GAP:
     For the indicated period                            $(3,467.3)      $  (77.7)      $1,677.7      $(1,867.3)
     Cumulative                                           (3,467.3)      (3,545.0)      (1,867.3)      (1,867.3)
     Cumulative, as a percent of total earning assets        (34.9)%        (35.7)%        (18.8)%        (18.8)%
===============================================================================================================
DECEMBER 31, 1996
EARNING ASSETS:
     Securities:
       Available for sale                                $   420.3       $   77.5       $  154.4      $   652.2
       Held to maturity                                      156.2           51.1          106.3          313.6
---------------------------------------------------------------------------------------------------------------
         Total securities                                    576.5          128.6          260.7          965.8
     Loans                                                 2,711.9          398.8          647.6        3,758.3
     Other earning assets                                    275.7              -              -          275.7
---------------------------------------------------------------------------------------------------------------
       Total earning assets                              $ 3,564.1       $  527.4       $  908.3      $ 4,999.8
===============================================================================================================
INTEREST-BEARING LIABILITIES:
     Interest-bearing deposits:
       NOW, money market, and savings accounts           $ 3,429.1       $      -       $      -      $ 3,429.1
       Certificates of deposit                               909.1          553.5          554.1        2,016.7
       Other interest-bearing deposits                       233.6           34.0           46.2          313.8
---------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits                   4,571.8          587.5          600.3        5,759.6
     Other borrowed funds                                  1,249.1           19.6           65.8        1,334.5
---------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                    5,820.9          607.1          666.1        7,094.1
     Net effect of swaps                                    (100.0)             -         (400.0)        (500.0)
---------------------------------------------------------------------------------------------------------------
     Adjusted interest-bearing liabilities               $ 5,720.9       $  607.1       $  266.1      $ 6,594.1
===============================================================================================================
INTEREST-SENSITIVITY GAP:
     For the indicated period                            $(2,156.8)      $  (79.7)      $  642.2      $(1,594.3)
     Cumulative                                           (2,156.8)      (2,236.5)      (1,594.3)      (1,594.3)
     Cumulative, as a percent of total earning assets        (22.8)%        (23.7)%        (16.9)%        (16.9)%
===============================================================================================================















































=====================================================================================================
                                                                    Interest-Sensitive Periods
                                                          -------------------------------------------

                                                                 1-5          Over 5
(dollars in millions)                                          Years           Years         Total
-----------------------------------------------------------------------------------------------------
DECEMBER 31, 1997
EARNING ASSETS:
     Securities:
       Available for sale                                  $    355.1     $     61.2     $    570.7
       Held to maturity                                       1,318.0          117.1        1,940.3
---------------------------------------------------------------------------------------------------
         Total securities                                     1,673.1          178.3        2,511.0
     Loans                                                    2,364.5          244.6        7,216.5
     Other earning assets                                           -              -          195.2
---------------------------------------------------------------------------------------------------
       Total earning assets                                $  4,037.6     $    422.9     $  9,922.7
===================================================================================================
INTEREST-BEARING LIABILITIES:
     Interest-bearing deposits:
       NOW, money market, and savings accounts             $        -     $        -     $  3,671.2
       Certificates of deposit                                  262.5              -        2,511.4
       Other interest-bearing deposits                           88.5              -          471.1
---------------------------------------------------------------------------------------------------
         Total interest-bearing deposits                        351.0              -        6,653.7
     Other borrowed funds                                        34.1          100.7        1,736.6
---------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                         385.1          100.7        8,390.3
     Net effect of swaps                                        575.0              -              -
---------------------------------------------------------------------------------------------------
     Adjusted interest-bearing liabilities                 $    960.1     $    100.7     $  8,390.3
===================================================================================================
INTEREST-SENSITIVITY GAP:
     For the indicated period                              $  3,077.6     $    322.2     $    322.2
     Cumulative                                               1,210.3        1,532.4        1,532.4
     Cumulative, as a percent of total earning assets            12.2%          15.4%          15.4%
===================================================================================================
DECEMBER 31, 1996
EARNING ASSETS:
     Securities:
       Available for sale                                  $    883.0     $    143.1     $  1,678.3
       Held to maturity                                         441.9           79.0          834.5
---------------------------------------------------------------------------------------------------
         Total securities                                     1,324.9          222.1        2,512.8
     Loans                                                    2,439.4          460.9        6,658.6
     Other earning assets                                           -              -          275.7
---------------------------------------------------------------------------------------------------
       Total earning assets                                $  3,764.3     $    683.0     $  9,447.1
===================================================================================================
INTEREST-BEARING LIABILITIES:
     Interest-bearing deposits:
       NOW, money market, and savings accounts             $        -     $        -     $  3,429.1
       Certificates of deposit                                  534.7            8.1        2,559.5
       Other interest-bearing deposits                          116.9             .1          430.8
---------------------------------------------------------------------------------------------------
         Total interest-bearing deposits                        651.6            8.2        6,419.4
     Other borrowed funds                                        42.0          108.0        1,484.5
---------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                         693.6          116.2        7,903.9
     Net effect of swaps                                        500.0              -              -
---------------------------------------------------------------------------------------------------
     Adjusted interest-bearing liabilities                 $  1,193.6     $    116.2     $  7,903.9
===================================================================================================
INTEREST-SENSITIVITY GAP:
     For the indicated period                              $  2,570.7     $    566.8     $  1,543.2
     Cumulative                                                 976.4        1,543.2        1,543.2
     Cumulative, as a percent of total earning assets            10.3%          16.3%          16.3%
===================================================================================================




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

In the table, all NOW, money market, and savings accounts are reflected as interest-sensitive within three months. NOW accounts, savings, and certain money market accounts are not totally interest-sensitive in all interest rate environments. If NOW and regular savings accounts were not considered interest-sensitive, the one year cumulative net liability interest-sensitive gap position and percent of earning assets would be $686.7 million and (6.92)%, respectively, for 1997, as compared to a net asset interest-sensitive gap position and percent of earning assets of $460.3 million and 4.87%, respectively, for 1996.

TABLE 5:  SECURITY PORTFOLIO ANALYSIS

======================================================================================================================
                                                         Estimated Maturity at December 31, 1997
                                     ---------------------------------------------------------------------------------
                                            Within 1 Year                 1-5 Years                    5-10 Years
                                     ---------------------------------------------------------------------------------
(dollars in millions)                   Amount        Yield         Amount         Yield       Amount          Yield
----------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:(1)
   U.S. Gov. agencies and
     corporations:
       Mortgage-backed               $   173.2        6.80%       $   227.7         6.95%    $     1.5         6.63%
       Other                              10.0        5.00              8.1         5.82             -            -
   Obligations of state and
     political subdivisions(2)             3.8        5.65             10.7         6.08           6.5         6.47
   Other debt securities:
     Mortgage-backed                      30.3        6.80             74.6         6.93             -            -
     Other                                 1.0        8.00               .2        10.13             -            -
----------------------------------------------------------------------------------------------------------------------
   Total debt securities held
     to maturity                     $   218.3        6.71%       $   321.3         6.89%    $     8.0         6.50%
======================================================================================================================
SECURITIES AVAILABLE FOR SALE:(1)
   U.S. Gov. agencies and
     corporations:
       Mortgage-backed               $    75.5        7.13%       $ 1,373.7         7.13%    $    86.4         7.28%
       Other                               5.0        6.34                -            -             -            -
   Other debt securities:
     Mortgage-backed                         -           -            334.8         6.92             -            -
----------------------------------------------------------------------------------------------------------------------
   Total debt securities
     available for sale              $    80.5         7.08%      $ 1,708.5         7.09%    $    86.4         7.28%
======================================================================================================================
   Total equity securities
   Total securities available
     for sale
TOTAL SECURITIES:
   Total debt securities             $   298.8         6.81%      $ 2,029.8         7.06%    $    94.4         7.21%
======================================================================================================================
   Total equity securities
   Total securities
======================================================================================================================


============================================================================================================================
                                                            Estimated Maturity at December 31, 1997
----------------------------------------------------------------------------------------------------------------------------
                                                                       Total                Market      Average   Average
                                          After 10 Years            Amortized Cost           Value     Maturity  Repricing
----------------------------------------------------------------------------------------------------------------------------
(dollars in millions)                Amount          Yield        Amount      Yield          Amount      Years     Years
----------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:(1)
   U.S. Gov. agencies and
     corporations:
       Mortgage-backed               $     1.4         7.00%    $   403.8       6.89%       $  404.6      1.7       1.7
       Other                                 -            -          18.1       5.37            18.0       .7        .1
   Obligations of state and
     political subdivisions(2)            21.7         6.05          42.7       6.09            44.2      9.7       9.7
   Other debt securities:
     Mortgage-backed                         -            -         104.9       6.89           104.6      1.7       1.6
     Other                                   -            -           1.2       8.39             1.2      1.0        .3
----------------------------------------------------------------------------------------------------------------------------
   Total debt securities held
     to maturity                     $    23.1         6.11%    $   570.7(3)    6.78%       $  572.6      2.3       2.2
============================================================================================================================

SECURITIES AVAILABLE FOR SALE:(1)
   U.S. Gov. agencies and
     corporations:
       Mortgage-backed               $    11.3         7.11%    $ 1,546.9       7.14%       $1,546.9      3.5       3.3
       Other                                 -            -           5.0       6.34             5.0       .3        .3
   Other debt securities:
     Mortgage-backed                         -            -         334.8       6.92           333.7      4.3       4.3
----------------------------------------------------------------------------------------------------------------------------
   Total debt securities
     available for sale              $    11.3         7.11%      1,886.7       7.10%       $1,885.6      3.6       2.9
===========================================================                     ====                     ===================
   Total equity securities                                           54.7                       54.7
                                                                ---------                   --------
   Total securities available                                   $ 1,941.4                   $1,940.3(3)
     for sale                                                   =========                   ========

TOTAL SECURITIES:
   Total debt securities             $    34.4         6.44%    $ 2,457.4       7.03%       $2,458.2      3.3       2.7
===========================================================                     ====                     ==================
   Total equity securities                                           54.7                       54.7
                                                                ---------                   --------
   Total securities                                             $ 2,512.1                   $2,512.9
=====================================================================================================================


(1) Yields on all securities were computed based on carrying value.
(2) Yields presented on a taxable equivalent basis, based on the statutory federal income tax rate, adjusted for applicable state income taxes net of the related federal tax benefit.
(3) Securities held to maturity were reported on the consolidated balance sheet at amortized cost and securities available for sale were reported on the consolidated balance sheet at fair value for a combined carrying value of $2,511 million.















TABLE 6:  MATURITIES OF LOANS, EXCLUSIVE OF CONSUMER LOANS

========================================================================================================================
                                                                         Maturities at December 31, 1997
                                                          --------------------------------------------------------------
                                                                   Within            1-5          After
(dollars in millions)                                              1 Year          Years        5 Years          Total
------------------------------------------------------------------------------------------------------------------------
Commercial loans                                                 $1,279.1       $1,594.6       $  431.4        $3,305.1
Real estate--construction loans                                      92.8           67.7           32.9           193.4
Real estate--commercial mortgages
   and other                                                         73.0          207.3          112.0           392.3
------------------------------------------------------------------------------------------------------------------------
     Total                                                       $1,444.9       $1,869.6       $  576.3        $3,890.8
========================================================================================================================
For maturities over one year:
   Loans with fixed interest rates                                              $1,034.7       $  176.3        $1,211.0
   Loans with floating interest rates                                              834.9          400.0         1,234.9
------------------------------------------------------------------------------------------------------------------------
     Total                                                                      $1,869.6       $  576.3        $2,445.9
========================================================================================================================

TABLE 7:  ALLOWANCE FOR LOAN LOSSES

====================================================================================================================================
                                                                                        Year Ended December 31
                                                                 -------------------------------------------------------------------
(dollars in thousands)                                                    1997        1996          1995          1994       1993
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, January 1                                  $123,265    $132,415      $129,436      $136,512  $ 183,446
   Loans charged off:
     Commercial                                                         11,361       8,822         3,070         3,933     10,509
     Consumer--amortizing mortgages                                        923         730           313           401      1,365
     Consumer--other                                                    18,515      21,783        14,787        10,644     13,375
     Real estate--construction                                             562           -           555             -        594
     Real estate--commercial mortgages and other                            87          95            23           939      1,332
------------------------------------------------------------------------------------------------------------------------------------
       Total charge-offs                                                31,448      31,430        18,748        15,917     27,175
------------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
     Commercial                                                          5,266       9,423         5,390         7,776     10,432
     Consumer--amortizing mortgages                                        401         575           767           694      1,470
     Consumer--other                                                     9,340       9,685         8,032         8,611      7,611
     Real estate--construction                                               2           5           380           143        128
     Real estate--commercial mortgages and other                         3,108         466           502           802        709
------------------------------------------------------------------------------------------------------------------------------------
       Total recoveries                                                 18,117      20,154        15,071        18,026     20,350
------------------------------------------------------------------------------------------------------------------------------------
   Net charge-offs (recoveries)                                         13,331      11,276         3,677        (2,109)     6,825
------------------------------------------------------------------------------------------------------------------------------------
Net change in allowance due to subsidiaries purchased/sold                 459       2,126         6,573           323      1,296
Provision charged (credited) to operating expenses                       5,000           -            83        (9,919)   (41,405)
Adjustment for change in fiscal year of pooled company                       -           -             -           411          -
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                                  $115,393    $123,265      $132,415      $129,436  $ 136,512
====================================================================================================================================
Allocation of allowance for loan losses, end of year:
   Commercial                                                         $ 43,138    $ 40,263      $ 41,604      $ 38,596  $  35,366
   Consumer loans                                                       24,463      22,738        18,621        21,420     32,649
   Real estate                                                           5,591       5,451         6,478        11,579     16,095
   Unallocated/general                                                  42,201      54,813        65,712        57,841     52,402
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                                  $115,393    $123,265      $132,415      $129,436  $ 136,512
====================================================================================================================================
Net charge-offs (recoveries) as a percent of average loans, net            .19 %       .17 %         .07 %        (.04)%      .16%
Allowance to net loans (end of year)                                      1.60        1.85          2.06          2.50       2.92
====================================================================================================================================
Percent of total year-end loans:
   Commercial                                                             45.8 %      45.2 %        43.9 %        44.2 %     41.9%
   Consumer--amortizing mortgages                                         24.5        26.7          27.8          26.7       27.7
   Consumer--other                                                        21.6        20.0          19.9          20.4       21.0
   Real estate--construction                                               2.7         2.9           2.9           2.6        2.4
   Real estate--commercial mortgages and other                             5.4         5.2           5.5           6.1        7.0
------------------------------------------------------------------------------------------------------------------------------------
     Total percent of year-end loans                                     100.0 %     100.0 %       100.0 %       100.0 %    100.0%
====================================================================================================================================


TABLE 8:  NONPERFORMING ASSET ACTIVITY

====================================================================================================================================
                                                                                         Year Ended December 31
                                                                   -----------------------------------------------------------------
(dollars in thousands)                                                      1997         1996         1995        1994        1993
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1                                                      $ 23,694     $ 29,353     $ 21,765    $ 42,450    $ 91,686
   Transfers in and new foreclosed properties                             30,869       16,112       21,294      14,676      40,658
   Change in nonperforming assets due to subsidiaries purchased               32           39        3,091         208         199
   Payments received                                                     (13,140)     (11,619)     (11,549)    (15,592)    (58,107)
   Proceeds from sales of foreclosed properties                          (11,674)      (7,592)      (9,119)    (14,672)    (20,146)
   Net gains on sales                                                      4,903        4,383        5,461       5,186       3,530
   Charge-offs and writedowns                                             (6,095)      (5,795)      (1,080)     (2,193)     (8,985)
   Return to earning status                                               (9,971)      (1,187)        (510)     (7,150)     (6,644)
   Other                                                                       -            -            -        (969)        259
   Adjustment for change in fiscal year for pooled company                     -            -            -        (179)          -
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31                                                    $ 18,618     $ 23,694     $ 29,353    $ 21,765    $ 42,450
====================================================================================================================================


                                                                                                      DECEMBER 31
                                                                   -----------------------------------------------------------------
(dollars in thousands)                                                      1997         1996         1995        1994        1993
------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                        $ 15,090     $ 16,331     $ 18,670    $ 11,674    $ 22,944
Restructured loans                                                             -            -            -           -           -
------------------------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                                              15,090       16,331       18,670      11,674      22,944
Foreclosed properties                                                      3,528        7,363       10,683      10,091      19,506
------------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                              $ 18,618     $ 23,694     $ 29,353    $ 21,765    $ 42,450
====================================================================================================================================
Nonperforming assets to total loans plus foreclosed properties(1)            .26 %        .36 %        .46 %       .42 %       .91 %
====================================================================================================================================
90 days or more past due on accrual                                     $ 13,152     $ 11,711     $  6,123    $  4,530    $  4,764
====================================================================================================================================

(1)  Excludes loans 90 days or more past due on accrual.

TABLE 9:  CERTIFICATES OF DEPOSIT $100,000 AND OVER

===============================================================================================================
                                                                                  MATURITIES AT DECEMBER 31
                                                                               --------------------------------
(dollars in thousands)                                                                 1997            1996
---------------------------------------------------------------------------------------------------------------
3 months or less                                                                     $517,893        $516,211
Over 3 through 6 months                                                               219,286         165,261
Over 6 through 12 months                                                              154,798         141,535
Over 12 months                                                                         49,055          70,787
---------------------------------------------------------------------------------------------------------------
   TOTAL                                                                             $941,032        $893,794
===============================================================================================================




TABLE 10:  QUARTERLY FINANCIAL DATA

====================================================================================================================================
                                                                                          Three Months Ended
                                                                 -------------------------------------------------------------------
(dollars in thousands except per share amounts)                     December 31      September 30          June 30       March 31
------------------------------------------------------------------------------------------------------------------------------------
1997
Net interest income                                                    $101,031          $ 95,896         $ 93,549       $ 92,934
Net interest income, taxable equivalent basis(1)                        101,836            96,974           94,355         93,886
Provision for loan losses                                                 5,000                 -                -              -
Noninterest income                                                       70,754            64,250           62,839         61,751
Noninterest expense                                                     103,493            99,931           99,041         99,537
Net income                                                               38,868            37,233           35,341         34,030
------------------------------------------------------------------------------------------------------------------------------------
SELECTED PER SHARE DATA:
   Net income:
     Basic                                                             $    .67          $    .63         $    .60       $    .58
     Diluted                                                                .64               .62              .58            .56
   Cash dividends paid                                                      .20               .20              .20           .155
   Common stock price
     High                                                                 55.38             50.13            40.00          34.63
     Low                                                                  43.75             38.00            29.63          28.00
     Last trade                                                           49.75             48.88            38.38          31.81
------------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS:
   Return on average assets (annualized)                                   1.46 %            1.44 %           1.40 %         1.37 %
   Return on average equity (annualized)                                  17.11             16.80            16.18          15.78
   Net interest margin                                                     4.15              4.07             4.07           4.11
====================================================================================================================================
1996
Net interest income                                                    $ 91,362          $ 89,291         $ 85,227       $ 83,818
Net interest income, taxable equivalent basis(1)                         92,258            90,223           86,131         84,686
Provision for loan losses                                                     -                 -                -              -
Noninterest income                                                       59,349            57,719           31,456         32,009
Noninterest expense                                                      97,169           103,177           66,421         67,688
Net income                                                               33,464            27,419           30,889         29,800
------------------------------------------------------------------------------------------------------------------------------------
SELECTED PER SHARE DATA:
   Net income:
     Basic                                                             $    .56          $    .47         $    .52       $    .50
     Diluted                                                                .55               .45              .51            .49
   Cash dividends paid                                                      .155              .155             .155           .14
   Common stock price
     High                                                                 29.38             24.13            22.81          24.25
     Low                                                                  23.88             20.38            21.06          21.19
     Last trade                                                           28.81             24.00            21.06          22.25
------------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS:
   Return on average assets (annualized)                                   1.35 %            1.11 %           1.28 %         1.26 %
   Return on average equity (annualized)                                  15.48             12.97            15.05          15.08
   Net interest margin                                                     4.06              3.96             3.87           3.85
====================================================================================================================================

(1) Adjusted to a taxable equivalent basis based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit.

TABLE 11:  CONSOLIDATED YEAR-END BALANCE SHEETS

=================================================================================================================================
                                                                                         December 31
                                                              -------------------------------------------------------------------
(dollars in thousands)                                              1997          1996         1995          1994         1993
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                     $  530,662    $  603,456  $   494,496   $   513,916  $   515,122
   Securities:
     U.S. Treasury and other U.S. Government
       agencies and corporations                                1,973,858     2,149,813    1,813,782     2,116,371    2,144,726
     Obligations of states and political
       subdivisions                                                42,668        39,303       32,788        21,730       21,573
     Other                                                        494,516       323,663      287,007       195,230       37,409
---------------------------------------------------------------------------------------------------------------------------------
       Total securities                                         2,511,042     2,512,779    2,133,577     2,333,331    2,203,708
---------------------------------------------------------------------------------------------------------------------------------
   Federal funds sold and securities
     purchased under agreements to resell                         129,952       161,677      291,042        28,134      153,860
   Loans:
     Commercial
       Commercial and industrial                                2,552,776     2,263,070    2,157,164     1,734,783    1,446,781
       For purchasing or carrying securities                       37,170        59,463       57,386        32,921       41,098
       Financial institutions                                      60,165        61,315       68,106        77,113       98,462
       Other domestic loans                                       652,998       625,538      539,559       444,112      373,716
       International                                                1,899           739        1,612           623            -
---------------------------------------------------------------------------------------------------------------------------------
         Total commercial loans                                 3,305,008     3,010,125    2,823,827     2,289,552    1,960,057
---------------------------------------------------------------------------------------------------------------------------------
     Consumer
       Amortizing mortgages                                     1,763,470     1,782,630    1,784,836     1,385,081    1,295,307
       Installment                                              1,171,876       999,118    1,046,615       870,451      801,820
       Single payment                                              20,251        18,432       14,272        17,185       21,747
       Open end                                                   369,233       317,200      221,034       168,307      159,900
---------------------------------------------------------------------------------------------------------------------------------
         Total consumer loans                                   3,324,830     3,117,380    3,066,757     2,441,024    2,278,774
---------------------------------------------------------------------------------------------------------------------------------
     Real estate
       Construction                                               193,433       190,673      186,655       134,513      112,353
       Commercial mortgages and other                             392,309       345,466      354,918       316,242      330,983
---------------------------------------------------------------------------------------------------------------------------------
         Total real estate loans                                  585,742       536,139      541,573       450,755      443,336
---------------------------------------------------------------------------------------------------------------------------------
         Total loans                                            7,215,580     6,663,644    6,432,157     5,181,331    4,682,167
     Unearned discount and net deferred loan costs (fees)             991        (5,047)      (6,181)       (9,365)     (12,596)
---------------------------------------------------------------------------------------------------------------------------------
       Loans, net of unearned discount and net
         deferred loan fees                                     7,216,571     6,658,597    6,425,976     5,171,966    4,669,571
     Allowance for loan losses                                    115,393       123,265      132,415       129,436      136,512
---------------------------------------------------------------------------------------------------------------------------------
       Total net loans                                          7,101,178     6,535,332    6,293,561     5,042,530    4,533,059
---------------------------------------------------------------------------------------------------------------------------------
   Premises and equipment, net                                    196,106       162,257      129,419       111,075      109,320
   Foreclosed properties                                            3,528         7,363       10,683        10,091       19,506
   Other assets                                                   399,352       416,604      328,851       239,650      173,206
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                           $10,871,820   $10,399,468  $ 9,681,629   $ 8,278,727  $ 7,707,781
=================================================================================================================================
LIABILITIES
   Deposits:
     Demand (noninterest-bearing)                             $ 1,353,941   $ 1,374,528  $ 1,266,285   $ 1,252,136  $ 1,240,543
     Time, NOW, savings, money market                           6,549,556     6,321,192    5,971,048     4,995,343    4,878,033
     Foreign                                                      104,182        97,257      144,961        60,300       31,975
---------------------------------------------------------------------------------------------------------------------------------
       Total deposits                                           8,007,679     7,792,977    7,382,294     6,307,779    6,150,551
---------------------------------------------------------------------------------------------------------------------------------
   Federal funds purchased and securities sold
     under agreements to repurchase                               981,992       939,740      788,569       855,618      664,826
   Other short-term borrowings                                    344,835       214,632      149,718        74,222       91,937
   Long-term debt                                                 409,821       331,157      421,791       271,473       77,053
   Other liabilities                                              218,754       252,255      143,725       101,962       99,852
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                        9,963,081     9,530,761    8,886,097     7,611,054    7,084,219
---------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
   Common stock                                                   145,652       148,158      147,699       143,625      139,574
   Additional paid-in capital                                     106,228       157,792      162,254       130,933      128,195
   Retained earnings                                              670,930       569,851      483,973       409,638      336,648
   Deferred compensation on restricted stock                      (13,341)       (2,066)      (1,263)       (2,161)      (1,851)
   Employee Stock Ownership Plan                                     (163)         (443)        (661)         (781)      (1,053)
   Net unrealized gains (losses) on securities
     available for sale, net of tax                                  (567)       (4,585)       3,530       (13,581)      22,049
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                                 908,739       868,707      795,532       667,673      623,562
---------------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $10,871,820   $10,399,468  $ 9,681,629   $ 8,278,727  $ 7,707,781
=================================================================================================================================

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements listed in Item 14(a)(1) and (2) are included in this Report beginning on page 59 and are incorporated in this Item 8 by reference. The table "Quarterly Financial Data" on page 47 hereof, "Consolidated Year-End Balance Sheets" on page 48 hereof, and "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" on pages 42-43 hereof are incorporated in this Item 8 by reference.

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


Officer                             Age     Business Experience - Past 5 years
-------                             ---     ----------------------------------
Dennis C. Bottorff                  53      Mr. Bottorff serves as Chairman and Chief Executive Officer of the Corporation and FANB and also served as the
                                            Corporation's President until August 1997.  From November
                                            1991 until January 1994, Mr. Bottorff also served as President of FANB. Mr. Bottorff also serves as a director of the
                                            Corporation's affiliates SSI and IFC.

Melissa J. Buffington               40      Since August 1996, Ms. Buffington has served as Executive
                                            Vice President and Director of Human Resources of the
                                            Corporation and FANB. From June 1992 though June 1993,
                                            she served as Assistant Director of Strategic Planning for
                                            FANB.  From June 1993 through August 1996, she served as
                                            the Corporation's Director of Quality Management.

R. Booth Chapman                    57      Since September 1991, Mr. Chapman has served as Executive
                                            Vice President - Independent Loan Review of FANB.

Brian L. Cooper                     39      Mr. Cooper is Executive Vice President - Marketing of FANB
                                            and has served in such capacity since September 1995.  In
                                            November 1997, Mr. Cooper also became President of


                                            AmeriStar Investments & Trust. From March 1992 through August
                                            1995, he served as Senior Vice President -- Marketing &
                                            Electronic Banking of Banc One Corporation (Western Region).

Emery F. Hill                       54      Mr. Hill is Executive Vice President - Operations and
                                            Technology of the Corporation and FANB and has served in
                                            this position since March 1992.

Carroll E. Kimball                  35      Ms. Kimball is the Corporation's Executive Vice President -
                                            Segment Management Director and has served in this position since August 1997. She also currently serves as the
                                            Corporation's Director of Investor Relations.  From January
                                            1992 until March 1995, she served in various capacities in the
                                            Strategic Planning and Investor Relations area of FANB.
                                            From March 1995 until August 1997, she served as the
                                            Corporation's Director of Investor Relations and Executive
                                            Vice President - Strategic Planning, Asset Liability
                                            Management.

Rufus B. King                       52      Mr. King is Executive Vice President and Chief Credit Officer
                                            of FANB and has served in such position since July 1989.

Michael Kruklinski                  32      Mr. Kruklinski is Senior Vice President and the Corporation's
                                            and FANB's Director of Quality & Process Management and
                                            has served in such position since August 1996.  From 1993
                                            through 1995, he served, at various times, as Manager of
                                            Internal Auditing and Manager of Strategic Planning at
                                            Siemens AG.  From 1995 until August 1996, he served as a
                                            Senior Consultant/Project Manager at Siemens Corporation.

John W. Logan                       55      Mr. Logan is Executive Vice President -  Investments of the
                                            Corporation and FANB and has served in such position since
                                            1991.

Robert A. McCabe, Jr.               47      Mr. McCabe is President - FAE and Vice Chairman of the
                                            Board of Directors of the Corporation and FANB.  From
                                            January 1992 until January 1994, he served as President,
                                            General Bank of FANB.  Mr. McCabe serves as a director of
                                            the Corporation's affiliates SSI and IFC.

Dale W. Polley                      48      Mr. Polley serves as President and Director of the Corporation and FANB. He also serves as the Corporation's and FANB's

                                            Principal Financial Officer, a position he held from November
                                            1992 through 1994.  From December 1991 until January 1994, he served as Vice Chairman and Chief Administrative Officer of the Corporation and FANB.

Mary Neil Price                     37      Ms. Price is Executive Vice President, General Counsel, and
                                            Corporate Secretary of the Corporation and FANB and has
                                            served in such capacity since August 1997.  From November
                                            1992 through October 1993, she was Associate General
                                            Counsel and Vice President of FANB.  From October 1993
                                            through February 1995, she served as Associate General
                                            Counsel and Senior Vice President of FANB.  From February
                                            1995 through July 1996, she served as Senior Vice President and Senior Counsel of FANB.  From July 1996 through July
                                            1997, she served as Deputy General Counsel and Executive
                                            Vice President of the Corporation and FANB.  She is also the corporate secretary and a director of IFC.

Terry S. Spencer                    41      Mr. Spencer serves as Executive Vice President and Treasurer of the Corporation and as Executive Vice President of FANB.
                                            From September 1993 until March 1995, he served as
                                            Executive Vice President-Development of FANB.  From
                                            December 1991 until September 1993, he served as Senior
                                            Vice President-Director of Strategic Planning of FANB.

Claire W. Tucker                    45      Ms. Tucker is President - Corporate Bank of FANB and has
                                            served in such capacity since January 1997.  From August
                                            1991 through January 1995, she served as Manager of
                                            FANB's Health Care and Manufacturers Divisions and Senior
                                            Vice President.  From January 1995 through January 1997,
                                            she served as the Manager of FANB's Specialized Lending
                                            Group and was appointed Executive Vice President in April
                                            1995.

M. Terry Turner                     43      Mr. Turner serves as President - General Bank of FANB and
                                            has served in this position since January 1994. He served as
                                            Executive Vice President - Business and Professional Banking
                                            of FANB from January 1991 until January 1994.

Marvin J. Vannatta, Jr.             54      Mr. Vannatta serves as Executive Vice President and Principal
                                            Accounting Officer of the Corporation and FANB and as
                                            Cashier of FANB.  From April 1994 until March 1995, he
                                            served as Senior Vice President, Principal Accounting Officer

                                            and Treasurer of the Corporation.
                                            From January 1994 until March 1995,
                                            Mr. Vannatta served as Senior Vice
                                            President and as the Cashier of
                                            FANB. From 1981 until January 1994,
                                            he served in various capacities at
                                            FANB, including Senior Vice
                                            President, Controller and Cashier.

         The additional information required by Item 405 of Regulation S-K is contained in the definitive written proxy statement required pursuant to Regulation 14A and set forth in the Corporation's Registration Statement on Form S-4 filed with the SEC on March 11, 1998 (the "Joint Proxy Statement - Prospectus"). Such information appears in the sections entitled "Election of Directors" and "Reports of Beneficial Ownership" in the Joint Proxy Statement - Prospectus and is incorporated herein by reference.

ITEM 11:          EXECUTIVE COMPENSATION

         This information appears in the sections entitled "Executive Compensation", "Human Resources Committee Interlocks and Insider Participation", "Compensation of Directors" and "Retirement Plans" in the Joint Proxy Statement
- Prospectus, and is incorporated herein by reference.

ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information appears in the section entitled "Security Ownership of Management" in the Joint Proxy Statement - Prospectus, and is incorporated herein by reference.

ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information appears in the sections entitled "Certain Transactions" and "Human Resources Committee Interlocks and Insider Participation" in the Joint Proxy Statement - Prospectus, and is incorporated herein by reference.

                                     PART IV

ITEM 14:          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)      The following documents are filed as part of this Report:

         1.       Financial Statements

                     The Report of KPMG Peat Marwick LLP, Independent Auditors

                     Consolidated Income Statements of First American Corporation and Subsidiaries for each of the years in the three year period ended December 31, 1997

                     Consolidated Balance Sheets of First American Corporation and Subsidiaries at December 31, 1997 and 1996

                     Consolidated Statements of Changes in Shareholders' Equity of First American Corporation and Subsidiaries for each of the years in the three year period ended December 31, 1997

                     Consolidated Statements of Cash Flows of First American Corporation and Subsidiaries for each of the years in the three year period ended December 31, 1997

                     Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules

                  All schedules are omitted because they are not applicable.

                  The following reports and consents are submitted herewith:

                             Accountants' Consent by
                             KPMG Peat Marwick LLP -- Exhibit 23

 3.      Exhibits

         Exhibit
         Number                    Description
         -------                   -----------
          2.1            Agreement and Plan of Merger by and between the
                         Corporation and Deposit Guaranty Corp., dated December
                         7, 1997 (previously filed as part of the Corporation's
                         Registration Statement on Form S-4 filed with the SEC
                         on March 11, 1998, and incorporated herein by reference).

          3.1            Restated Charter of the Corporation effective January
                         13, 1997, and amendments and corrections thereto
                         (previously filed as Exhibit 3.1 to the Corporation's
                         Form 10-Q for the quarter ending March 31, 1997 and incorporated herein by reference).

          3.2 By-Laws of the Corporation currently in effect as amended January 16, 1997 (previously filed as Exhibit
                         3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

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

          10.1(a)  First American STAR Award Plan (previously filed as
                   Exhibit 10.03(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference).

          10.1(b)  First American Corporation 1991 Employee Stock
                   Incentive Plan (previously filed as part of the Corporation's Notice of Annual Meeting and Proxy
                   Statement dated March 18, 1991 for the annual meeting of shareholders held April 18, 1991, amended as of April 21, 1994 and April 17, 1997, and incorporated herein by reference).

          10.1(c)  1993 Non-Employee Director Stock Option Plan
                   (previously filed as part of the Corporation's Notice of Annual Meeting and Proxy Statement dated March 18,
                   1993 for the annual meeting of shareholders held
                   April 15, 1993 and incorporated herein by reference).

          10.1(d)  First American Corporation 1992 Executive Early
                   Retirement Program (previously filed as Exhibit
                   10.4(a) to the Corporation's Annual Report on Form
                   10-K for the year ended December 31, 1992 and incorporated herein by reference).

          10.1(e)  First American Corporation Directors' Deferred
                   Compensation Plan as amended on October 18, 1996
                   (previously filed as Exhibit 10.3(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

          10.1(f)  First American Corporation Supplemental
                   Executive Retirement Program dated as of January 1, 1989 (previously filed as Exhibit
                   19.2 to the Corporation's Annual Report on
                   Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

          10.1(g)  Form of Deferred Compensation Agreement
                   approved by the Human Resources Committee of the Board of Directors of the Corporation on December 19, 1996 (previously filed as
                   Exhibit 10.3(g) to the Corporation's Annual
                   Report on Form 10-K for the year ended
                   December 31, 1996 and incorporated herein by reference).

          10.1(h)  Restated and Amended First American Corporation First
                   Incentive Reward Savings Thrift Plan (previously filed as Exhibit 4 to Registration Statement No.
                   33-57385 filed January 20, 1995 and incorporated herein by reference).



          10.1(i) Form of Key Employee Change in Control Agreement by and between the Corporation and certain of its Executive Officers
                   (previously filed as Exhibit 10.3(j) to the Corporation's
                   Annual Report on Form 10-K for the year ended December 31,
                   1995 and incorporated herein by reference).

          10.1(j) Agreement effective August 1, 1997 by and between the Corporation and Martin E. Simmons (previously filed as
                   Exhibit 10 to the Corporation's Form 10-Q for the quarter ending September 30, 1997 and incorporated herein by reference).

          11 Calculation of basic and diluted earnings per share is included in Note 13 to the consolidated financial statements contained herein on page 88, included in this Report.

          13 First American Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1997. Such report, except for the portions included herein, is furnished for the information of the Securities and Exchange Commission and is not "filed" as part of this Report.

          21       List of Subsidiaries included herein.

          23 Consent of KPMG Peat Marwick LLP, independent auditors included herein.

          27       Financial Data Schedule included herein.(for SEC use only).

         Upon written or oral request, a copy of the above exhibits will be furnished at cost.

(b)      One report on Form 8-K was filed in the last quarter of 1997.

         1) December 12, 1997 - Item 5 ("Other Events") Report that includes the following exhibits:

                  (a) Exhibit 99.1 - Press Release dated December 8, 1997; and
                  (b) Exhibit 99.2 - Investor Presentation dated December 8,
                                     1997.

                   FIRST AMERICAN CORPORATION AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                                SUPPLEMENTAL DATA

                                                                                                               Page
                                                                                                               ----
Independent Auditors' Report                                                                                     58

Financial Statements:

              Consolidated Income Statements of First American Corporation and
              Subsidiaries for each of the years in the three period ended
              December 31, 1997                                                                                  59

              Consolidated Balance Sheets of First American Corporation and Subsidiaries
              at December 31, 1997 and 1996                                                                      60

              Consolidated Statements of Changes in Shareholders' Equity of First
              American Corporation and Subsidiaries for each of the years in the three year
              period ended December 31, 1997                                                                     61

              Consolidated Statements of Cash Flows of First American Corporation and
              Subsidiaries for each of the years in the three year period ended December
              1997                                                                                               62

              Notes to Consolidated Financial Statements                                                         63

Supplemental Data:

              Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense
              and Yields/Rates for each of the years in the period ended December 31, 1997,
              1996, 1995, 1994 and 1993                                                                         42

              Consolidated Year-End Balance Sheets of First American Corporation and
              Subsidiaries at December 31, 1997, 1996, 1995, 1994 and 1993                                      48


INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

The Board of Directors and Shareholders
First American Corporation:

         We have audited the accompanying consolidated balance sheets of First American Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated income statements, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First American Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                     /s/ KPMG Peat Marwick LLP
                                                     -------------------------
                                                     KPMG Peat Marwick LLP

Nashville, Tennessee
January 15, 1998

------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED INCOME STATEMENTS
First American Corporation and Subsidiaries
------------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31
                                                                       -------------------------------------------------
(dollars in thousands except per share amounts)                                 1997             1996             1995
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                                 $583,453         $546,803         $469,449
   Interest and dividends on securities                                        160,669          149,426          143,299
   Interest on federal funds sold and securities purchased under
     agreements to resell                                                        3,515            7,536            4,811
   Interest on time deposits with other banks and other interest                 4,821            3,284            2,140
------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                     752,458          707,049          619,699
------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits:
     NOW accounts                                                               19,387           15,885           16,128
     Money market accounts                                                     106,410          106,961           82,648
     Regular savings                                                             6,707            7,865            9,624
     Certificates of deposit under $100,000                                     86,096           87,422           72,742
     Certificates of deposit $100,000 and over                                  44,070           38,348           35,329
     Other time and foreign                                                     25,532           26,260           22,196
------------------------------------------------------------------------------------------------------------------------
     Total interest on deposits                                                288,202          282,741          238,667
------------------------------------------------------------------------------------------------------------------------
   Interest on short-term borrowings (note 8)                                   61,287           49,617           48,751
   Interest on long-term debt (note 9)                                          19,559           24,993           19,971
------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                    369,048          357,351          307,389
------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                            383,410          349,698          312,310
PROVISION FOR LOAN LOSSES (NOTE 5)                                               5,000                -               83
------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                       378,410          349,698          312,227
------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
   Investment services income                                                  116,138           60,948           10,358
   Service charges on deposit accounts                                          66,426           57,586           48,545
   Commissions and fees on fiduciary activities                                 19,204           17,899           16,571
   Merchant discount fees                                                        3,633            3,616            3,279
   Net realized gain on sales of securities (note 4)                             2,149            2,467              737
   Trading account revenue                                                         566            1,576              373
   Gain on sales of branches (note 2)                                                -                -            3,000
   Other                                                                        51,478           36,441           25,624
------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                                  259,594          180,533          108,487
------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
   Salaries and employee benefits (note 10)                                    190,885          167,376          143,909
   Subscribers' commissions (note 1)                                            70,785           35,075               --
   Net occupancy (note 6)                                                       28,259           25,933           21,874
   Equipment                                                                    22,068           17,452           15,686
   Systems and processing (note 6)                                              15,149           14,755           11,389
   Communication                                                                14,322           12,183            9,863
   Marketing                                                                    13,068           13,133            9,153
   Supplies                                                                      5,688            5,402            4,471
   Foreclosed properties expense (income), net                                  (4,281)          (4,401)          (6,070)
   FDIC insurance (note 15)                                                      1,065           10,389            7,974
   Merger-related (note 2)                                                           -                -            7,269
   Other                                                                        44,994           37,158           26,930
------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                                 402,002          334,455          252,448
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                               236,002          195,776          168,266
Income tax expense (note 11)                                                    90,530           74,204           65,186
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $145,472         $121,572         $103,080
========================================================================================================================
PER COMMON SHARE (NOTE 13):
   Net income:
     Basic                                                                    $   2.48         $   2.05         $   1.82
     Diluted                                                                      2.40             2.01             1.78
   Dividends declared                                                              .755             .605             .53
========================================================================================================================
AVERAGE COMMON SHARES OUTSTANDING (note 13):
   Basic                                                                        58,679           59,184           56,629
   Diluted                                                                      60,497           60,454           57,927
========================================================================================================================

See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
First American Corporation and Subsidiaries
------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31
                                                                                     -----------------------------------
(dollars in thousands except per share amounts)                                             1997               1996
------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks (note 3)                                                       $   530,662        $   603,456
   Time deposits with other banks                                                               2,245             53,801
   Securities (note 4):
     Held to maturity (fair value $572,586 and $835,192, respectively)                        570,699            834,547
     Available for sale (amortized cost $1,941,352 and $1,685,743, respectively)            1,940,343          1,678,232
------------------------------------------------------------------------------------------------------------------------
       Total securities                                                                     2,511,042          2,512,779
------------------------------------------------------------------------------------------------------------------------
   Federal funds sold and securities purchased under agreements to resell                     129,952            161,677
   Trading account securities                                                                  63,011             60,210
   Loans (note 5):
     Commercial                                                                             3,305,008          3,010,125
     Consumer--amortizing mortgages                                                         1,763,470          1,782,630
     Consumer--other                                                                        1,561,360          1,334,750
     Real estate--construction                                                                193,433            190,673
     Real estate--commercial mortgages and other                                              392,309            345,466
------------------------------------------------------------------------------------------------------------------------
       Total loans                                                                          7,215,580          6,663,644
     Unearned discount and net deferred loan costs (fees)                                         991             (5,047)
------------------------------------------------------------------------------------------------------------------------
       Loans, net of unearned discount and net deferred loan fees                           7,216,571          6,658,597
     Allowance for loan losses                                                               (115,393)          (123,265)
------------------------------------------------------------------------------------------------------------------------
       Total net loans                                                                      7,101,178          6,535,332
------------------------------------------------------------------------------------------------------------------------
   Premises and equipment, net (note 6)                                                       196,106            162,257
   Foreclosed properties                                                                        3,528              7,363
   Other assets (notes 7, 10, and 11)                                                         334,096            302,593
------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                                       $10,871,820        $10,399,468
========================================================================================================================

LIABILITIES
   Deposits:
     Demand (noninterest-bearing)                                                         $ 1,353,941        $ 1,374,528
     NOW accounts                                                                             915,201            830,269
     Money market accounts                                                                  2,491,586          2,295,112
     Regular savings                                                                          264,447            303,691
     Certificates of deposit under $100,000                                                 1,570,357          1,665,675
     Certificates of deposit $100,000 and over                                                941,032            893,794
     Other time                                                                               366,933            332,651
     Foreign                                                                                  104,182             97,257
------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                       8,007,679          7,792,977
------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings (note 8)                                                           1,326,827          1,154,372
   Long-term debt (note 9)                                                                    409,821            331,157
   Other liabilities (notes 10 and 11)                                                        218,754            252,255
------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                                    9,963,081          9,530,761
------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (notes 6, 10, 14, and 15)

SHAREHOLDERS' EQUITY (NOTES 2, 4, 9, 10, 12, AND 15)
   Preferred stock, without par value; authorized 2,500,000 shares                                 --                 --
   Common stock, $2.50 par value; authorized 100,000,000 shares; issued:
     58,260,642 shares at December 31, 1997; 59,262,998 shares at
     December 31, 1996                                                                        145,652            148,158
   Additional paid-in capital                                                                 106,228            157,792
   Retained earnings                                                                          670,930            569,851
   Deferred compensation on restricted stock                                                  (13,341)            (2,066)
   Employee stock ownership plan obligation                                                      (163)              (443)
------------------------------------------------------------------------------------------------------------------------
     Realized shareholders' equity                                                            909,306            873,292
   Net unrealized losses on securities available for sale, net of tax                            (567)            (4,585)
------------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                                                             908,739            868,707
------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $10,871,820        $10,399,468
========================================================================================================================

See accompanying notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
First American Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Net
                                                                                                              Unrealized
                                       Common                                          Deferred     Employee     Gains
                                       Shares                                        Compensation    Stock    (Losses) on
                                       Issued                  Additional                 on        Ownership   Securities
(dollars in thousands                    and        Common      Paid-in     Retained  Restricted      Plan      Available
except per share amounts)            Outstanding    Stock       Capital     Earnings    Stock      Obligation   for Sale     Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994            57,450,138   $ 143,625    $130,933     $409,638   $ (2,161)   $  (781)   $(13,581)   $667,673
Issuance of common shares in
 connection with Employee
 Benefit Plans, net of discount
 on Dividend Reinvestment Plan
 (note 10)                             1,357,156       3,393      10,302        -            -          -           -        13,695
Issuance of shares of restricted
 common stock (note 12)                   32,190          81         498        -           (492)       -           -            87
Repurchase of shares of common
 stock (note 12)                      (3,290,316)     (8,226)    (54,121)       -            -          -           -       (62,347)
Issuance of common shares for
 purchase of Charter Federal
 Savings Bank (note 2)                 3,530,470       8,826      71,547        -            -          -           -        80,373
Amortization of deferred
 compensation on restricted stock
 (note 12)                                  -            -           -          -          1,390        -           -         1,390
Reduction in employee stock
 ownership plan obligation
 (note 10)                                  -            -           -          -            -          120         -           120
Net income                                  -            -           -        103,080        -          -           -       103,080
Cash dividends declared
 ($.53 per common share)                    -            -           -        (27,883)       -          -           -       (27,883)
Cash dividends declared by pooled
 company                                    -            -           -           (908)       -          -           -          (908)
Change in net unrealized gains
 (losses) on securities
 available for sale, net of tax
 (note 4)                                   -            -           -          -            -          -        17,111      17,111
Tax benefit from stock option and
 award plans                                -            -         3,095        -            -          -           -         3,095
 Other                                      -            -           -             46        -          -           -            46
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995            59,079,638     147,699     162,254      483,973     (1,263)      (661)      3,530     795,532
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common shares in
 connection with Employee Benefit
 Plans, net of discount on
 Dividend Reinvestment Plan
 (note 10)                               959,374       2,398      11,704        -            -          -           -        14,102
Issuance of shares of restricted
 common stock (note 12)                   92,976         232       1,958        -         (2,190)       -           -          -
Repurchase of shares of common stock
 (note 12)                            (3,015,314)     (7,538)    (61,611)       -            -          -           -       (69,149)
Issuance of common shares for
 purchase of First City Bancorp, Inc.
 (note 2)                              2,147,518       5,369      40,937        -            -          -           -        46,306
Amortization of deferred compensation
 on restricted stock (note 12)              -            -           -          -          1,387        -           -         1,387
Reduction in employee stock ownership
 plan obligation (note 10)                  -            -           -          -            -          218         -           218
Net income                                  -            -           -        121,572        -          -           -       121,572
Cash dividends declared
 ($.605 per common share)                   -            -           -        (35,694)       -          -           -       (35,694)
Change in net unrealized gains
 (losses) on securities available
 for sale, net of tax (note 4)              -            -           -          -            -          -        (8,115)     (8,115)
Tax benefit from stock option and
 award plans                                -            -         2,568        -            -          -           -         2,568
Other                                     (1,194)         (2)        (18)       -            -          -           -           (20)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996            59,262,998     148,158     157,792      569,851      (2,066)     (443)     (4,585)    868,707
------------------------------------------------------------------------------------------------------------------------------------
ISSUANCE OF COMMON SHARES IN
 CONNECTION WITH EMPLOYEE BENEFIT
 PLANS, NET OF DISCOUNT ON DIVIDEND
 REINVESTMENT PLAN (NOTE 10)           1,076,491       2,691      17,443        -            -          -           -        20,134
ISSUANCE OF SHARES OF RESTRICTED
 COMMON STOCK (NOTE 12)                  445,583       1,114      13,564        -         (14,678)      -           -          -
REPURCHASE OF SHARES OF COMMON STOCK
 (NOTE 12)                            (2,875,040)     (7,188)    (96,387)        -            -         -           -      (103,575)
ISSUANCE OF COMMON SHARES FOR
 PURCHASE OF HARTSVILLE BANCSHARES,
 INC. (NOTE 2)                           350,522         876       9,223         -            -         -           -        10,099
AMORTIZATION OF DEFERRED COMPENSATION
 ON RESTRICTED STOCK (NOTE 12)              -            -           -           -         3,403        -           -         3,403
REDUCTION IN EMPLOYEE STOCK OWNERSHIP
 PLAN OBLIGATION (NOTE 10)                  -            -           -           -           -          280         -           280
NET INCOME                                  -            -           -        145,472        -          -           -       145,472
CASH DIVIDENDS DECLARED ($.755 PER
 COMMON SHARE)                              -            -           -        (44,393)       -          -           -       (44,393)
CHANGE IN NET UNREALIZED GAINS
 (LOSSES) ON SECURITIES AVAILABLE
 FOR SALE, NET OF TAX (NOTE 4)              -            -           -            -          -          -         4,018       4,018
TAX BENEFIT FROM STOCK OPTION AND
 AWARD PLANS                                -            -         4,590          -          -          -           -         4,590
OTHER                                         88           1           3          -          -          -           -             4
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997            58,260,642    $145,652    $106,228     $670,930   $(13,341)   $  (163)    $  (567)   $908,739
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
First American Corporation and Subsidiaries
-------------------------------------------------------------------------------------------------------------------------
                                                                                            Year Ended December 31
                                                                                     --------------------------------------
(in thousands)                                                                       1997           1996          1995
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                        $ 145,472      $ 121,572     $ 103,080
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                           5,000             --            83
     Depreciation and amortization of premises and equipment                            19,903         16,044        14,538
     Amortization of intangible assets                                                  11,227          9,577         4,152
     Other amortization (accretion), net                                                 2,636            750        (4,218)
     Deferred income tax expense                                                        11,836         23,082        18,005
     Net gain on sales and writedowns of foreclosed property                            (4,689)        (4,269)       (5,222)
     Net realized gains on sales and write-downs of securities                          (2,149)        (2,467)         (737)
     Net (gain) loss on sales and write-downs of premises and equipment                   (189)           118          (287)
     Gain on sales of branches and other assets                                         (4,347)            --        (3,000)
     Gain on sale of subsidiaries                                                       (2,105)            --            --
     Change in assets and liabilities, net of effects from acquisitions and sales of branches:
         (Increase) decrease in accrued interest receivable                            (10,447)         8,242       (25,116)
         Increase (decrease) in accrued interest payable                                 6,695         (8,507)       20,591
         Increase in trading account securities                                         (2,801)       (29,772)      (13,802)
         (Increase) decrease in other assets                                           (45,335)        20,089        (7,818)
         (Decrease) increase in other liabilities                                      (40,275)        99,530         2,199
---------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                        90,432        253,989       102,448
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Proceeds from sales of securities available for sale                              1,074,153        733,054     1,108,411
   Proceeds from maturities of securities available for sale                           323,191        373,150       187,449
   Purchases of securities available for sale                                       (1,625,153)    (1,460,227)     (839,869)
   Proceeds from maturities of securities held to maturity                             386,693        215,373       273,922
   Purchases of securities held to maturity                                           (123,512)      (116,107)     (203,729)
   Proceeds from sales of foreclosed property                                           11,674          7,592         9,119
   Acquisitions, net of cash acquired                                                    3,375         14,691         6,932
   Proceeds from sale of subsidiary, net of cash disposed of                             1,907             --            --
   Sales of branches and other assets                                                    6,091             --       (24,451)
   Net increase in loans, net of repayments and sales                                 (524,589)       (75,806)     (850,998)
   Proceeds from sales of premises and equipment                                         5,473          5,434         1,413
   Purchases of premises and equipment                                                 (57,891)       (48,920)      (29,567)
---------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                          (518,588)      (351,766)     (361,368)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net increase in deposits                                                            133,109         83,436       599,568
   Net increase (decrease) in short-term borrowings                                     46,813        173,469      (101,142)
   Proceeds from issuance of long-term debt                                                 --             --        49,513
   Advances from (repayments to) Federal Home Loan Bank                                215,753        (64,166)       52,724
   Net repayment of other long-term debt                                                  (350)          (126)       (1,116)
   Issuance of common shares under Employee Benefit and Dividend
     Reinvestment Plans                                                                 20,134         14,102        13,782
   Repurchase of common stock                                                         (103,575)       (69,149)      (62,347)
   Tax benefit related to stock options                                                  4,590          2,568         3,095
   Cash dividends paid                                                                 (44,393)       (35,694)      (28,791)
---------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                       272,081        104,440       525,286
---------------------------------------------------------------------------------------------------------------------------
   (Decrease) increase in cash and cash equivalents                                   (156,075)         6,663       266,366
   Cash and cash equivalents, beginning of year                                        818,934        812,271       545,905
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                $662,859       $818,934      $812,271
===========================================================================================================================
Cash paid during the year for:
   Interest expense                                                                   $362,353       $367,297      $286,798
   Income taxes                                                                         61,167         51,041        37,129
Non-cash investing activities:
   Foreclosures                                                                          3,222          1,548         4,133
   Reclassification of investment securities (note 4)                                       --             --       693,968
   Stock issued for acquisitions (note 2)                                               10,099         46,306        80,373
===========================================================================================================================

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1:  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

DESCRIPTION OF OPERATIONS

         First American Corporation ("Corporation") is the Nashville, Tennessee based parent company of First American National Bank ("FANB"), First American Federal Savings Bank ("FAFSB"), and First American Enterprises, Inc. The Corporation's bank and thrift subsidiaries operate 169 offices and make commercial, consumer, and real estate loans and provide various banking and mortgage-related services to its customers located within the Corporation's market, which consists primarily of Tennessee and selected markets in Virginia, Kentucky and other adjacent states.

         FANB owns 98.5% of the issued and outstanding capital stock of IFC Holdings, Inc. ("IFC"), formerly INVEST Financial Corporation, headquartered in Tampa, Florida, which is engaged in the distribution of securities, investment, and insurance products to customers of subscribing financial institutions located throughout the country. IFC is a broker-dealer registered with the National Association of Securities Dealers.

CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements of the Corporation have been prepared in conformity with generally accepted accounting principles including general practices of the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The consolidated financial statements include the accounts of the Corporation and its subsidiaries more than 50 percent owned. Subsidiaries not more than 50 percent owned are recorded under the equity method and included in other assets. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for prior periods also reflect certain reclassifications to conform to the 1997 presentation.

         On May 9, 1997, the Corporation completed a 2-for-1 split of its common stock. Accordingly, the consolidated financial statements for all periods presented have been restated to reflect the impact of the stock split.

CASH AND CASH EQUIVALENTS

         Cash and highly liquid investments with maturities of three months or less when purchased are considered cash and cash equivalents. Cash and cash equivalents consist primarily of cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

SECURITIES

         The Corporation classifies investments in equity securities that have a readily determinable fair value and investments in debt securities into three categories: held to maturity debt securities, securities available for sale, and trading securities.

         Classification of a debt security as held to maturity is based on the Corporation's intent and ability to hold such security to maturity. Securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts, unless there is a decline in value which is considered to be other than temporary, in which case the cost basis of such security is written down to fair value and the amount of the write-down is included in earnings.

         Securities classified as available for sale, which are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of tax, in a separate component of shareholders' equity, include all securities not classified as trading account securities or securities held to maturity. These include securities used as part of the Corporation's asset/liability strategy which may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital, and other similar factors. Gains or losses on the sale of securities available for sale are recognized at the time of sale (trade date), based upon the specific identification of the security sold, and are included in noninterest income in the consolidated income statements. Declines in value that are considered other than temporary are recorded in noninterest income as a loss on investment securities.

         Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account securities, which are valued at fair value with unrealized gains and losses included in earnings. Gains or losses on sales and adjustments to the fair value of trading account securities are included in noninterest income in the consolidated income statements.

         Purchased premiums and discounts are amortized and accreted into interest income on a constant yield basis over the lives of the securities, taking into consideration current prepayment projections.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Corporation enters into interest rate swap and forward interest rate swap transactions (swaps), as well as futures contracts, in connection with its asset/liability management program in managing interest rate exposure arising out of nontrading assets and liabilities. There must be correlation of interest rate movements between these derivative instruments and the underlying assets or liabilities to qualify for hedge accounting. The impact of a swap is accrued over the life of the agreement based on expected settlement payments and is recorded as an adjustment to interest income or expense in the period in which it accrues and in the category appropriate to the related asset or liability. The related amount receivable from or payable to the swap counterpart is included in other assets or liabilities in the consolidated balance sheets. Realized and unrealized gains and losses on futures contracts which are designated as effective hedges of interest rate exposure arising out of nontrading assets and liabilities are deferred and recognized as interest income or interest expense, in the category appropriate to the related asset or liability, over the covered periods or lives of the hedged assets or liabilities. Gains or losses on early terminations of derivative financial instruments that modify the underlying characteristics of specified assets or liabilities are deferred and amortized as an adjustment to the yield or rate of the related assets or liabilities over the remaining covered period. At such time that there is no longer correlation of interest rate movements between the derivative instrument and the underlying asset or liability, or if all of the underlying assets or liabilities specifically related to a derivative instrument matures, is sold or terminated, then the related derivative instrument would be closed out or marked to market as an element of noninterest income on an ongoing basis.

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

LOANS

         Loans are stated at the principal amount outstanding. Unearned discount, deferred loan fees net of loan origination costs, and the allowance for loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan's yield over the contractual life of the loan. Unearned discount represents the unamortized amount of finance charges, principally related to certain installment loans. Interest income on loans is primarily accrued based on the principal amount outstanding. Interest income on installment loans which have unearned discounts is recognized primarily by the sum-of-the-month's digits method.

         The Corporation identifies a loan as impaired when it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Corporation shall recognize this impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses. The Corporation's consumer loans are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment.

         The Corporation considers all loans on nonaccrual status to be impaired. Commercial loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are not considered impaired unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.

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

ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance for loan losses is determined on a quarterly basis using procedures which include:
(1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary;
(3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments; and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

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

PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost less accumulated depreciation and amortization, which is computed principally on the straight-line method based on the estimated useful lives of the assets or the lease terms, whichever is shorter.

         On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Corporation be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use is based on the fair market value of the asset. The statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of this statement had no effect on the consolidated financial statements.

REPURCHASE AND RESALE AGREEMENTS; BONDS LOANED

         The Corporation utilizes "repurchase agreements" (securities sold under agreements to repurchase) to borrow funds from customers, security dealers, and others. The Corporation uses "resale agreements" (securities purchased under agreements to resell) to lend money to security dealers and banks. The Corporation lends its own and its customers' securities to security dealers both directly and through the intermediation of a major money center bank. All such transactions are governed by policies approved by the Board of Directors. These policies specify that repurchase, resale, and bonds loaned transactions be subject to approved written agreements with the counterparts; that each counterpart meet creditworthiness criteria; that each transaction be confirmed in writing; that all transactions comply with applicable law and regulation; and that the Corporation be fully secured throughout the duration of each transaction. The Corporation perfects a security interest in the counterpart's collateral either by taking direct delivery or through the use of independent third party custodians. Collateral is valued regularly and margin calls are issued to counterparts whenever deficiencies occur. The Corporation deems its policies and procedures adequate to ensure that loss in case of counterpart default would be minimal.

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

         The carrying value of the excess of the purchase price of subsidiaries over net assets acquired will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of an entity acquired over the remaining amortization period, the Corporation's carrying value of the goodwill will be reduced by the estimated shortfall of discounted cash flows.

         Separate assets are recognized for the rights to service mortgage loans for others regardless of how those servicing rights are acquired (as part of purchased loans or through the sale of loans with servicing retained). Mortgage servicing rights are determined based on the present value of the difference between the yield on the loans sold less a normal servicing fee and the yield paid to the investors over the estimated lives of the loans. The mortgage servicing rights are amortized on a method which approximates a level yield over the estimated lives of serviced loans considering assumed prepayment patterns. The carrying values of mortgage servicing rights and the amortization thereon are periodically evaluated in relation to estimated future net servicing revenues. For purposes of impairment evaluation and measurement, the risk characteristics used to stratify the mortgage servicing rights are loan type, loan-to-value ratio, and interest rate stratum, which results in groups of loans that have similar credit and prepayment risk characteristics. Impairment of mortgage servicing rights is recorded through a valuation allowance.

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

INCOME TAXES

         The Corporation files a consolidated federal income tax return, with the exception of its credit life insurance subsidiary, which files a separate return. The provision for income tax expense is determined under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS PER COMMON SHARE

         First American adopted SFAS No. 128, "Earnings Per Share," at December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to companies with publicly held common stock. The statement simplifies the standards for computing EPS and provides a more compatible computation with international EPS standards. It replaced the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator). The denominator utilized in computing diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior period financial EPS data has been restated to reflect the implementation of SFAS No. 128.

TREASURY STOCK

         Under Tennessee law, when a corporation purchases its common stock in the open market, such repurchased shares become authorized but unissued. Accordingly, the Corporation reduces the par value and reflects the excess of the purchase price over par of any such repurchased shares as a reduction from capital additional paid-in capital.

REVENUE RECOGNITION

         Commission revenues and subscribers' commissions for IFC are recorded as of the trade date of the transactions. Certain revenues and subscribers' commissions, such as trailer fee commissions earned from mutual funds, are estimated based upon historical experience.

         Subscribers' commissions are commissions on sales of products marketed by IFC and are paid to subscribing institutions. These commissions are accrued monthly based upon a percentage of gross commissions after deduction of certain contractual charges, and paid to subscribing institutions in the month following settlement of the transactions.

OTHER ACCOUNTING CHANGES

         SFAS No. 123, "Accounting for Stock-Based Compensation," issued in 1995, provides an optional method of accounting for stock-based compensation based on calculations of fair value at grant date. The Corporation will continue to account for all stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay (the intrinsic value). Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date).

         On January 1, 1997, the Corporation prospectively adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a "financial-components approach" that focuses on control. Under this approach, after transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 provides standards for consistently distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this statement had no material impact on the consolidated financial statements.

         SFAS No. 129, "Disclosure of Information About Capital Structure," was adopted in 1997 and requires disclosure of information about an entity's capital structure that has issued securities. This statement requires no change in the Corporation's previous disclosure requirements under APB Opinion No. 15 and, as such, had no impact on the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The presentation of comprehensive income for earlier periods is required. Adoption of SFAS No. 130 does not affect recognition or measurement of comprehensive income and its components and, as such, will only affect the reporting and display in the consolidated financial statements.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adoption of SFAS No. 131 will expand disclosures related to the consolidated financial statements. The Corporation is currently evaluating its operations to determine the appropriate disclosures with respect to SFAS No. 131.

NOTE 2:  ACQUISITIONS AND DIVESTITURES

         On December 7, 1997, the Corporation entered into a definitive agreement providing for the merger of Deposit Guaranty Corp. ("Deposit Guaranty") into the Corporation. Terms of the agreement provide for Deposit Guaranty shareholders to receive 1.17 shares of the Corporation's common stock for each outstanding share of Deposit Guaranty common stock in a transaction to be accounted for as a pooling-of-interests. Deposit Guaranty is a financial services holding company headquartered in Jackson, Mississippi. At December 31, 1997, Deposit Guaranty had total assets of $6.9 billion and total shareholders' equity of $635.2 million. Deposit Guaranty had 170 banking offices in Mississippi, Louisiana, and Arkansas and mortgage offices in Oklahoma, Nebraska, Texas, Indiana, and Iowa at December 31, 1997. The transaction is subject to shareholder and regulatory approval and is expected to be completed during the second quarter of 1998.

         The following unaudited proforma data summarizes the combined results of operations of the Corporation and Deposit Guaranty as if the business combination had been consummated on January 1, 1995.

                                                                                Year Ended December 31
                                                                      -----------------------------------------
(dollars in thousands except per share amounts)                           1997           1996          1995
---------------------------------------------------------------------------------------------------------------
Summary of income statement:
   Net interest income                                                $   668,006    $   599,232    $   541,582
   Provision for loan losses                                               12,500          5,340          2,243
   Noninterest income                                                     393,197        297,778        200,476
   Noninterest expense                                                    673,049        571,663        463,900
   Income tax expense                                                     137,902        114,825        100,215
---------------------------------------------------------------------------------------------------------------
   Net income                                                         $   237,752       $205,182    $   175,700
---------------------------------------------------------------------------------------------------------------

Basic earnings per share                                              $      2.23    $      1.96    $      1.73
---------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                                   2.18           1.93           1.70
---------------------------------------------------------------------------------------------------------------

End of period balance sheet:
   Assets                                                             $17,811,547    $16,782,365   $15,707,828
   Shareholders' equity                                                 1,543,977      1,449,973     1,334,585
===============================================================================================================

         Effective January 1, 1997, the Corporation completed its acquisition of Hartsville Bancshares, Inc. ("Hartsville"), a holding company with $90 million in assets, by exchanging approximately 350,000 shares of the Corporation's common stock for all of the outstanding shares of Hartsville. The acquisition was accounted for as a purchase and the purchase price in excess of the fair value of net assets acquired of $6 million was recorded as goodwill and is being amortized on a straight-line basis over 15 years. Hartsville was the parent company of CommunityFirst Bank which operated five branches in Middle Tennessee. CommunityFirst Bank was simultaneously merged with and into FANB.

         On July 1, 1996, FANB purchased 96.2% of the stock of INVEST for $26 million in cash. Simultaneously, INVEST completed its acquisition of Investment Center Group, Inc., the parent company of Investment Centers of America, in a transaction valued at approximately $5 million. INVEST is a national marketer of mutual funds, annuities, insurance, and other investment products sold through financial institutions. Both transactions were accounted for as purchases and, accordingly, the results of operations of INVEST are included in the consolidated financial statements since the date of acquisition. During the third quarter of 1996, FANB purchased an additional 2.1% of the stock of INVEST. The purchase price in excess of the fair value of net assets acquired was an aggregate $17.7 million which is recorded as goodwill and is being amortized on a straight-line basis over 15 years. On February 1, 1997, AmeriStar Capital Markets, Inc., formerly a wholly-owned subsidiary of FANB and a broker-dealer registered with the National Association of Securities Dealers, was merged with and into INVEST. As a result of this merger, FANB's equity ownership in INVEST, increased to 98.5%. Effective December 2, 1997, the name of INVEST was changed to IFC Holdings, Inc. Proforma results of operations for 1996 and 1995 as if the Corporation and INVEST had combined at the beginning of 1995 are not presented because the effect was not material.

         Effective April 1, 1996, FANB purchased 49% of the stock of the SSI Group, Inc. ("SSI"), a healthcare payments processing company, for $8.6 million. The transaction is being accounted for under the equity method of accounting. The Corporation's investment in SSI at December 31, 1997 and 1996 includes the unamortized excess of the Corporation's investment over its equity in net assets by $6.1 million and $6.5 million, respectively, which is being amortized over an estimated economic useful life of 15 years.

         Effective March 11, 1996, the Corporation acquired First City Bancorp, Inc. ("First City") by exchanging approximately 2.1 million shares of the Corporation's common stock for all of the outstanding shares of First City. The acquisition was accomplished by the merger of First City with and into the Corporation with the Corporation as the surviving entity. First City was the holding company for First City Bank and Citizens Bank, both of which were merged with and into FANB. First City was also the parent company of Tennessee Credit Corporation ("TCC") and First City Life Insurance ("FCLI"), both of which became subsidiaries of FANB. At March 11, 1996, First City had $366 million in assets, 11 banking offices, and 9 consumer finance locations in the Middle Tennessee area. The transaction was accounted for as a purchase and the operating results of First City have been included in the consolidated financial statements since the date of acquisition. The purchase price in excess of the fair value of net assets acquired of $32.2 million has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

         Effective November 1, 1995, the Corporation acquired Heritage Federal Bancshares, Inc. ("Heritage") by exchanging approximately 5.8 million shares of the Corporation's common stock for all of the outstanding shares of Heritage. Heritage was merged with and into the Corporation with the Corporation as the surviving entity. Heritage was the holding company for Heritage Federal Bank for Savings, a federal savings bank which was merged into FANB, and had approximately $526 million in assets and 13 offices primarily in the East Tennessee areas of Tri-Cities, Anderson County, and Roane County. The transaction was accounted for as a pooling-of-interests. After-tax merger-related expenses recognized in 1995 were approximately $7.5 million, and were comprised primarily of payments for severance, systems conversions, investment banking and other professional fees, and the recapture of the tax bad debt reserve.

         On December 1, 1995, the Corporation exchanged approximately 3.6 million shares of the Corporation's common stock for all of the outstanding shares of Charter Federal Savings Bank ("Charter"), a federal savings bank headquartered in Bristol, Virginia with 27 branches (8 in Knoxville, Tennessee; 5 in Bristol, Tennessee and Bristol, Virginia; and 14 in other locations in southwestern Virginia). This transaction was accounted for as a purchase, and accordingly, the results of operations of Charter are included in the Corporation's consolidated income statements beginning December 1, 1995. The name of Charter was changed to First American Federal Savings Bank ("FAFSB") and the Virginia branches of the Corporation are operated under this legal entity. The excess of the purchase price over the fair value of the net identifiable assets acquired of $40 million has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The purchase agreement also provides that Charter's shareholders may receive additional consideration consisting of shares of the Corporation's common stock with a value equal to 50% of any goodwill litigation recovery, net of certain related expenses, received within five years of the merger. See Note 15.

         The following unaudited proforma financial information presents the combined results of operations of the Corporation, Charter, First City, and Hartsville as if the acquisitions had occurred as of the beginning of 1994 for Charter, of 1995 for First City, and of 1996 for Hartsville, after giving effect to certain adjustments, including amortization of goodwill. The proforma financial information does not necessarily reflect the results of operations that would have occurred had the Corporation, Charter, First City, and Hartsville constituted a single entity during such periods.

                                                                                          Year Ended December 31
                                                                                        ---------------------------
(dollars in thousands, except per share amounts)                                          1996               1995
-------------------------------------------------------------------------------------------------------------------
Net interest income                                                                     $356,343           $345,284
Net income                                                                               121,697            100,521
Basic earnings per share                                                                    1.97               1.65
Diluted earnings per share                                                                  1.93               1.60
===================================================================================================================

         On July 17, 1997, the Corporation completed the sale of TCC and FCLI with total assets of $13.6 million to Norwest Financial Tennessee, Inc. The transaction resulted in a net gain of $2.1 million. On December 22, 1997, the Corporation completed the sale of its corporate trust business to The Bank of New York for a gain of $2.4 million. The sale consisted of the transfer of approximately 250 bond trustee and agency relationships representing $4 billion of assets under management.

         During the year ended December 31, 1995, the Corporation consummated the sale of two branches with deposits of approximately $39.6 million. The transaction resulted in a $3 million gain.

NOTE 3:  CASH AND DUE FROM BANKS

         The Corporation's bank and thrift subsidiaries are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. Approximately $116.8 and $101.1 million of the cash and due from banks balance at December 31, 1997 and 1996, respectively, represented reserves maintained in order to meet Federal Reserve requirements.

NOTE 4:  SECURITIES

SECURITIES HELD TO MATURITY

         The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair values of securities held to maturity at December 31, 1997 and 1996, are presented in the following table:

                                                                                 Unrealized
                                                             Amortized    --------------------------      Fair
(in thousands)                                                  Cost      Gross Gains   Gross Losses      Value
-------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997
   U.S. Treasury and other U.S. Government agencies and
     corporations                                              $421,879       $1,809        $1,149       $422,539
   Obligations of states and political subdivisions              42,668        1,588            48         44,208
   Other debt securities (primarily mortgage-backed
     securities)                                                106,152          181           494        105,839
-----------------------------------------------------------------------------------------------------------------
       Total securities held to maturity                       $570,699       $3,578        $1,691       $572,586
=================================================================================================================
December 31, 1996
   U.S. Treasury and other U.S. Government agencies and
     corporations                                              $654,979       $2,939        $2,243       $655,675
   Obligations of states and political subdivisions              39,303          262           261         39,304
   Other debt securities (primarily mortgage-backed
     securities)                                                140,265          541           593        140,213
-----------------------------------------------------------------------------------------------------------------
       Total securities held to maturity                       $834,547       $3,742        $3,097       $835,192
=================================================================================================================

         Included in U.S. Treasury and other U.S. Government agencies and corporations securities held to maturity were agency-issued mortgage-backed securities amounting to $403.8 million ($404.6 million fair value) at December 31, 1997, and $555.7 million ($556.4 million fair value) at December 31, 1996. Mortgage-backed securities included in other debt securities amounted to $104.9 million ($104.6 million fair value) and $139 million ($139 million fair value) at December 31, 1997 and 1996, respectively.

SECURITIES AVAILABLE FOR SALE

         The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair values of securities available for sale at December 31, 1997 and 1996, are presented in the following table:

                                                                                Unrealized
                                                           Amortized   ---------------------------       Fair
(in thousands)                                                Cost      Gross Gains  Gross Losses       Value
-------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997
   U.S. Treasury and other U.S. Government
     agencies and corporations                             $1,551,902      $ 9,765        $ 9,696      $1,551,971
   Other debt securities                                      334,789        1,313          2,391         333,711
-------------------------------------------------------------------------------------------------------------------
       Total debt securities                                1,886,691       11,078         12,087       1,885,682
   Equity securities (primarily Federal Reserve
     Bank and Federal Home Loan Bank stock)                    54,661           --             --          54,661
-------------------------------------------------------------------------------------------------------------------
       Total securities available for sale                 $1,941,352      $11,078        $12,087      $1,940,343
===================================================================================================================
December 31, 1996
   U.S. Treasury and other U.S. Government
     agencies and corporations                             $1,499,160      $ 4,489        $ 8,815      $1,494,834
   Other debt securities                                      135,955          498          3,683         132,770
-------------------------------------------------------------------------------------------------------------------
       Total debt securities                                1,635,115        4,987         12,498       1,627,604
   Equity securities (primarily Federal Reserve
     Bank and Federal Home Loan Bank stock)                    50,628           --             --          50,628
-------------------------------------------------------------------------------------------------------------------
       Total securities available for sale                 $1,685,743      $ 4,987        $12,498      $1,678,232
===================================================================================================================

         Included in U.S. Treasury and other U.S. Government agencies and corporations securities available for sale were agency-issued mortgage-backed securities amounting to $1,546.9 million ($1,546.9 million amortized cost) at December 31, 1997 and $1,176.9 million ($1,179.6 million amortized cost) at December 31, 1996. Mortgage-backed securities included in other debt securities amounted to $333.7 million ($334.8 million amortized cost) and $132.8 million ($135.9 million amortized cost) at December 31, 1997 and 1996, respectively.

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

         The sale of securities available for sale resulted in net realized gains of $2.1 million, $2.5 million, and $2 million in 1997, 1996, and 1995, respectively. Gross realized gains and losses on such sales were as follows:

                                                                   Year Ended December 31
                                          -----------------------------------------------------------------------
                                                   1997                     1996                      1995
                                          ----------------------    ---------------------    --------------------
                                             GROSS      GROSS          Gross     Gross          Gross      Gross
                                           REALIZED   REALIZED       Realized   Realized      Realized   Realized
(in thousands)                               GAINS     LOSSES          Gains     Losses         Gains     Losses
-----------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S.
   Government agencies and corporations     $ 4,091    $ 1,950        $ 3,546   $ 1,130        $ 5,887    $ 3,929
Other debt securities                             8          -             51         -              -          -
-----------------------------------------------------------------------------------------------------------------
     Total securities available for sale    $ 4,099    $ 1,950        $ 3,597   $ 1,130        $ 5,887    $ 3,929
=================================================================================================================

TOTAL SECURITIES

         The amortized cost and approximate fair values of debt securities at December 31, 1997, by average estimated maturity are shown below. The expected maturity for governmental and corporate securities is the stated maturity, and the expected maturity for mortgage-backed securities and other asset-backed securities is based on current estimates of average maturities, which include prepayment assumptions.

                                             SECURITIES HELD TO MATURITY          SECURITIES AVAILABLE FOR SALE
                                          ---------------------------------    ------------------------------------
                                              AMORTIZED          FAIR              AMORTIZED           FAIR
(in thousands)                                  COST            VALUE                COST              VALUE
-------------------------------------------------------------------------------------------------------------------
Due in one year or less                       $   218,257     $   218,102          $    80,547        $    81,250
Due after one year through five years             321,311         321,994            1,708,470          1,706,238
Due after five years through ten years              7,989           8,260               86,412             86,743
Due after ten years                                23,142          24,230               11,262             11,451
-----------------------------------------------------------------------------------------------------------------
   Total debt securities                          570,699         572,586            1,886,691          1,885,682
Equity securities                                       -               -               54,661             54,661
-----------------------------------------------------------------------------------------------------------------
   Total securities                           $   570,699     $   572,586          $ 1,941,352        $ 1,940,343
=================================================================================================================

         At December 31, 1997 and 1996, the Corporation held securities with amortized cost amounting to $1,097.6 million and $831.9 million, respectively, which were issued or guaranteed by the Federal National Mortgage Association and $780.5 million and $875.1 million, respectively, which were issued or guaranteed by the Federal Home Loan Mortgage Corporation.

         Securities carried in the consolidated balance sheets at approximately $1,875.8 million and $1,836.6 million at December 31, 1997 and 1996, respectively, were pledged to secure public and trust deposits, repurchase transactions, and for other purposes as required or permitted by law.

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

         Transactions in the allowance for loan losses were as follows:

                                                                               Year Ended December 31
                                                                  ----------------------------------------------
(in thousands)                                                             1997           1996             1995
-----------------------------------------------------------------------------------------------------------------
Balance, January 1                                                      $123,265        $132,415         $129,436
Provision charged to operating expenses                                    5,000               -               83
Allowance of subsidiary sold (note 2)                                       (252)              -                -
Allowance of subsidiaries purchased (note 2)                                 711           2,126            6,573
-----------------------------------------------------------------------------------------------------------------
  Subtotal                                                               128,724         134,541          136,092
-----------------------------------------------------------------------------------------------------------------
Loans charged off                                                         31,448          31,430           18,748
Recoveries of loans previously charged off                               (18,117)        (20,154)         (15,071)
-----------------------------------------------------------------------------------------------------------------
Net charge-offs                                                           13,331          11,276            3,677
-----------------------------------------------------------------------------------------------------------------
Balance, December 31                                                    $115,393        $123,265         $132,415
=================================================================================================================

         Net charge-offs (recoveries) by major loan categories were as follows:


                                                                               Year Ended December 31
                                                                  ----------------------------------------------
(in thousands)                                                             1997           1996            1995
----------------------------------------------------------------------------------------------------------------
Commercial                                                               $ 6,095         $  (601)        $(2,320)
Consumer--amortizing mortgages                                               522             155            (454)
Consumer--other                                                            9,175          12,098           6,755
Real estate--construction                                                    560              (5)            175
Real estate--commercial mortgages and other                               (3,021)           (371)           (479)
----------------------------------------------------------------------------------------------------------------
   Total net charge-offs                                                 $13,331         $11,276         $ 3,677
================================================================================================================

         At December 31, 1997 and 1996, loans on a nonaccrual status amounted to $15.1 million and $16.3 million, respectively. Interest income not recognized on nonaccrual loans was approximately $.6 million in 1997, $1.5 million in 1996, and $1.5 million in 1995. Interest income recognized on a cash basis on nonaccrual loans was $3.7 million, $4.8 million, and $6.3 million for the same respective periods.

         Directors and executive officers (and their associates, including companies in which they hold ten percent or more ownership) of the Corporation and its significant subsidiary, FANB, had loans outstanding with the Corporation and its subsidiaries of $47.7 million and $45.3 million at December 31, 1997 and 1996, respectively. During 1997, $2,973.6 million of new loans or advances on existing loans were made to such related persons, repayments from such persons were $2,952 million, and $19.3 million of existing loans were to persons no longer considered related. The Corporation believes that such loans were made on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other borrowers and did not involve more than the normal risk of collectibility or present other unfavorable features at the time such loans were made.

         Impaired loans and related loan loss reserve amounts at December 31, 1997 and 1996 were as follows:

                                                                         December 31
                                           -------------------------------------------------------------------------
                                                    1997                     1996                     1995
                                           -----------------------   ----------------------  -----------------------
                                            RECORDED   LOAN LOSS       Recorded   Loan Loss    Recorded    Loan Loss
(in thousands)                             INVESTMENT   RESERVE       Investment    Reserve    Investment   Reserve
--------------------------------------------------------------------------------------------------------------------
Impaired loans with loan loss reserves       $16,887     $ 4,269       $ 8,939      $ 2,375       $18,506    $ 4,157
Impaired loans with no loan loss reserves      1,679           -        11,381            -        16,092          -
--------------------------------------------------------------------------------------------------------------------
         Total                               $18,566     $ 4,269       $20,320      $ 2,375       $34,598    $ 4,157
====================================================================================================================

         The average recorded investment in impaired loans for the twelve months ended December 31, 1997, 1996, and 1995 was $18 million, $29 million, and $28 million, respectively. The related total amount of interest income recognized on an accrual basis for the period that such loans were impaired was $382 thousand, $798 thousand, and $982 thousand for the twelve months ended December 31, 1997, 1996, and 1995, respectively. No interest income was recognized on a cash basis for impaired loans during 1997. The amount of interest income recognized on a cash basis during the period of impairment for the years ended December 31, 1996, and 1995, was $147 thousand and $188 thousand, respectively.

NOTE 6:  PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

         Premises and equipment are summarized as follows:

                                                                                               December 31
                                                                                     ----------------------------
(in thousands)                                                                            1997             1996
-----------------------------------------------------------------------------------------------------------------
Land                                                                                     $ 22,969        $ 22,781
Buildings                                                                                 113,929         108,044
Furniture and equipment                                                                   184,647         150,021
Leasehold improvements                                                                     34,876          35,759
Premises leased under capital leases                                                        3,008           3,008
-----------------------------------------------------------------------------------------------------------------
         Subtotal                                                                         359,429         319,613
Accumulated depreciation and amortization                                                (163,323)       (157,356)
-----------------------------------------------------------------------------------------------------------------
Net book value                                                                           $196,106        $162,257
=================================================================================================================

         Depreciation and amortization expense of premises and equipment for 1997, 1996, and 1995 was $19.9 million, $16 million, and $14.5 million, respectively.

         Rent expense, net of rental income, on bank premises for 1997, 1996, and 1995 was $7.7 million, $7.3 million, and $5.1 million, respectively. Rental income on bank premises for 1997, 1996, and 1995 was $4 million, $4.1 million, and $3.8 million, respectively.

         At December 31, 1997, the future minimum lease payments under operating and capital leases are as follows:

                                                                                         Operating         Capital
(in thousands)                                                          Total              Leases           Leases
-----------------------------------------------------------------------------------------------------------------
1998                                                                 $ 12,019            $ 11,743        $    276
1999                                                                   11,908              11,628             280
2000                                                                   10,549              10,279             270
2001                                                                    9,848               9,578             270
2002                                                                    9,278               9,007             271
Thereafter                                                             65,564              63,765           1,799
-----------------------------------------------------------------------------------------------------------------
   Total                                                             $119,166            $116,000           3,166
-----------------------------------------------------------------------------------------------------------------
Purchase option                                                                                               110
Amounts representing interest at 6.75%                                                                     (1,860)
-----------------------------------------------------------------------------------------------------------------
Total capitalized lease obligations                                                                         1,416
Amounts included in short-term borrowings                                                                    (127)
-----------------------------------------------------------------------------------------------------------------
Capitalized lease obligations included in long-term debt                                                 $  1,289
=================================================================================================================

         The Corporation has a data processing outsourcing agreement expiring in 2001 that had an average annual base expense of $8.5 million in 1995 through 1997. As amended in 1997, the average annual base expense will be $7.5 million for future years. Total annual fees vary with cost of living adjustments and changes in services provided by the vendor, which services depend upon the Corporation's volume of business and system needs. The related expense is included in systems and processing expense in the consolidated income statements.

NOTE 7:  INTANGIBLE ASSETS

         Following is a summary of intangible assets included in other assets on the consolidated balance sheets including related amortization.

                                                                  Mortgage                            Total
                                                                  Servicing        Other           Intangible
(in thousands)                                  Goodwill           Rights        Intangibles         Assets
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                      $ 20,553           $   --         $  6,008          $ 26,561
   Additions                                      40,207              259            5,236            45,702
   Amortization                                   (3,109)             (10)          (1,033)           (4,152)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                        57,651              249           10,211            68,111
   Additions                                      50,120              752            2,696            53,568
   Amortization                                   (7,687)            (152)          (1,738)           (9,577)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                       100,084              849           11,169           112,102
   ADDITIONS                                       6,281            2,165              814             9,260
   DISPOSITIONS                                     (319)              --               --              (319)
   AMORTIZATION                                   (8,886)            (478)          (1,863)          (11,227)
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                      $ 97,160          $ 2,536         $ 10,120          $109,816
===================================================================================================================

         The estimated fair value of the capitalized mortgage servicing rights at December 31, 1997 and 1996, was $3.1 million and $1.0 million, respectively. The related valuation allowance for 1997 and 1996 was $33.6 thousand and $7.4 thousand, respectively.

NOTE 8:  SHORT-TERM BORROWINGS

         Short-term borrowings are issued on normal banking terms and consisted of the following:

                                                                                            December 31
                                                                                 --------------------------------
(in thousands)                                                                            1997             1996
-----------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase            $  981,992       $  939,740
Other short-term borrowings                                                              344,835          214,632
-----------------------------------------------------------------------------------------------------------------
  Total short-term borrowings                                                         $1,326,827       $1,154,372
=================================================================================================================

         Other short-term borrowings included U.S. Treasury tax and loan accounts of $112.7 million and $111.5 million in 1997 and 1996, respectively. In addition, December 31, 1997 included borrowings from the Federal Home Loan Bank ("FHLB") of $10 million (due upon demand), $199 million (due within three months), and $5.5 million (due within six months).

         The following table presents information regarding federal funds purchased and securities sold under agreements to repurchase:

                                                                                     December 31
                                                              -----------------------------------------------------
(dollars in thousands)                                               1997               1996             1995
-------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase:
    Amount outstanding at December 31                            $  981,992         $939,740         $788,569
    Average rate at December 31                                        4.45 %           4.59 %           4.79 %
    Average amount outstanding during the year                   $  939,310         $864,853         $791,975
    Average rate paid for the year                                     4.88 %           4.80 %           5.38 %
    Maximum amount outstanding at any month-end                  $1,105,424         $939,740         $910,653
===================================================================================================================


NOTE 9:  LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                                               December 31
                                                                                   ------------------------------
(in thousands)                                                                            1997             1996
-----------------------------------------------------------------------------------------------------------------
FHLB advances                                                                           $309,090         $230,378
6 7/8% noncallable subordinated notes (effective rate of 6.965%) due 2003, interest payable semiannually (less unamortized discount of $169 in
   1997 and $201 in 1996)                                                                 49,831           49,799
6 5/8% noncallable subordinated notes (effective rate of 6.761%) due 2005, interest payable semiannually (less unamortized discount of $389 in 1997
   and $427 in 1996)                                                                      49,611           49,563
Capitalized lease obligations (note 6)                                                     1,289            1,417
-----------------------------------------------------------------------------------------------------------------
   Total long-term debt                                                                 $409,821         $331,157
=================================================================================================================

         At December 31, 1997, the $309.1 million of advances from the FHLB consisted of $300 million of advances with interest rates tied to one-month London Interbank Offering Rate ("LIBOR") and $9.1 million of advances with fixed interest rates; weighted-average interest rates were 5.90% and 5.51%, respectively. Included in these amounts are advances maturing in 1999 of $11.4 thousand, in 2000 of $300 million, in 2002 of $3.1 million, in 2003 of $3.4 million,

'


and after 2003 of $2.6 million. The Corporation's FHLB advances are collateralized by a blanket pledge of 1-4 family mortgage loans.

         The Corporation entered into an unsecured revolving credit agreement in 1994. As amended in 1995, the agreement provides for loans up to $70 million. Under the terms of the agreement, which expires in March 1998, the Corporation pays a fee for the availability of these funds computed at the rate of 3/16 of 1% per annum on the commitment. Interest to be paid on the outstanding balances will be computed based on the prime interest rate of the lending banks, Eurodollar rates, or adjusted certificate of deposit rates, as selected by the Corporation. The Corporation had no revolving credit borrowings outstanding at December 31, 1997 or 1996.

         The terms of the credit agreements provide for, among other things, restrictions on payment of cash dividends and purchases, redemptions, and retirement of capital shares. Under the Corporation's most restrictive debt covenant, approximately $79.5 million of retained earnings was available to pay dividends as of December 31, 1997.

NOTE 10:  EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

         The Corporation and its subsidiaries participate in a noncontributory retirement plan with death and disability benefits covering substantially all employees (except the employees of IFC) with one or more years of service. The benefits are based on years of service and average monthly earnings of a participant for the 60 consecutive months which produce the highest average earnings.

         The following table sets forth the plan's funded status and amounts recognized in the Corporation's consolidated balance sheets:

                                                                                            December 31
                                                                                   ------------------------------
(in thousands)                                                                            1997             1996
-----------------------------------------------------------------------------------------------------------------
Plan assets at fair value, primarily U.S. bonds and listed stocks                       $135,757         $116,873
-----------------------------------------------------------------------------------------------------------------
Actuarial present value of benefits for service rendered to date:
  Accumulated benefit obligation, including vested benefits of $101,284 and
    $89,849, respectively                                                                106,111           93,714
  Additional benefits based on projected future compensation                              16,909           14,198
-----------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                             123,020          107,912
-----------------------------------------------------------------------------------------------------------------
Plan assets in excess of accumulated benefit obligation                                   29,646           23,159
-----------------------------------------------------------------------------------------------------------------
Plan assets greater than projected benefit obligation                                     12,737            8,961
Unrecognized net (gain) loss from past experience different from that assumed
  and effects of changes in assumptions                                                   (3,429)           1,327
Unrecognized net transition asset                                                           (902)          (1,203)
Unrecognized prior service cost                                                              426              602
-----------------------------------------------------------------------------------------------------------------
Prepaid pension cost                                                                    $  8,832         $  9,687
=================================================================================================================

         Net pension expense included the following components:

                                                                               Year Ended December 31
                                                                    --------------------------------------------
(in thousands)                                                         1997              1996             1995
----------------------------------------------------------------------------------------------------------------
Service cost for benefits earned during the period                   $ 3,572           $ 3,594          $ 2,784
Interest cost on projected benefit obligation                          8,237             7,705            6,900
Actual return on plan assets                                         (21,901)          (13,366)         (20,708)
Net amortization and deferral                                         10,947             3,372           13,097
----------------------------------------------------------------------------------------------------------------
Net periodic pension expense                                         $   855           $ 1,305          $ 2,073
================================================================================================================

         The discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.5-8.5%, respectively, at December 31, 1997; 7.75% and 4.5-8.5%, respectively, at December 31, 1996; and 7.25% and 4.5-8.5%, respectively, at December 31, 1995. The expected long-term rate of return on plan assets was 9.3% in all years.

SUPPLEMENTAL RETIREMENT PLAN

         The Corporation has a supplemental retirement plan which provides supplemental retirement benefits to certain executives of the Corporation. The expense was $.3 million in 1997, $.3 million in 1996, and $.2 million in 1995. Benefit payments from the plan are made from general assets of the Corporation. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation at December 31, 1997 were 7.25% and 4.5%, respectively, and at December 31, 1996 were 7.75% and 4.5%, respectively.

OTHER POSTRETIREMENT BENEFITS

         In addition to pension benefits, the Corporation and its subsidiaries have postretirement benefit plans that provide medical insurance and death benefits for retirees and eligible dependents (except the retirees of IFC). Because the death benefit plan is not significant, it is combined with the healthcare plan for disclosure purposes.

         The status of the plans was as follows:

                                                                                                December 31
                                                                                         -------------------------
(in thousands)                                                                              1997           1996
------------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                                                              $12,939         $12,608
   Fully eligible, active plan participants                                                  881             877
   Other active plan participants                                                          4,308           3,141
------------------------------------------------------------------------------------------------------------------
     Total accumulated postretirement benefit obligation                                  18,128          16,626
Plan assets at market value                                                                    -               -
------------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation in excess of plan assets                    18,128          16,626
Unrecognized net gain from past experience different from that
   assumed and effects of changes in assumptions                                             353           1,308
------------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                                                      $18,481         $17,934
==================================================================================================================

         The components of net periodic expense for postretirement benefits were as follows:

                                                                                  Year Ended December 31
                                                                       -----------------------------------------
(in thousands)                                                           1997            1996             1995
----------------------------------------------------------------------------------------------------------------
Service cost for benefits earned during the year                       $  401          $   303          $   291
Interest cost on accumulated postretirement benefit obligation          1,267            1,205            1,230
Amortization of net gain                                                    -           (1,382)               -
----------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit expense                            $1,668          $   126          $ 1,521
================================================================================================================

         The Corporation continues to fund medical and death benefit costs principally on a pay-as-you-go basis.

         For measurement purposes, a 9.% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1997, declining gradually to 5.5% per year by 2011 and remaining at that level thereafter. The discount rate used to determine the accumulated postretirement benefit obligation was 7.25% in 1997, 7.75% in 1996, and 7.25% in 1995.

         The healthcare cost trend rate assumption has a significant effect on the accumulated postretirement benefit obligation and net periodic benefit costs. A 1% increase in the trend rate for healthcare costs would have increased the accumulated postretirement benefit obligation by $1 million as of December 31, 1997, and the net periodic expense (service cost and interest cost) would have increased by $.1 million for 1997.

         IFC provides medical and life insurance benefits to its retired employees. The medical plan provides for medical insurance benefits at retirement, with eligibility based upon age and the participant's number of years of participation attained at retirement. Postretirement life insurance benefits are limited to $10,000 per participant. The discount rate used in determining the postretirement benefit obligation was 7.25% during 1997 and 7.5% in 1996. The status of the plan was as follows:

                                                                                                 December 31
                                                                                             --------------------
(in thousands)                                                                                1997          1996
-----------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees and beneficiaries                                                                 $ 43          $ 39
   Fully eligible plan participants                                                            143           101
   Other active plan participants                                                              722           583
-----------------------------------------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation                                            908           723
Plan assets at market value                                                                      -             -
-----------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation in excess of plan assets                         908           723
Unrecognized loss from actuarial experience                                                   (129)          (22)
-----------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                                                           $779          $701
=================================================================================================================

         A 1% increase in the trend rate for healthcare cost would increase IFC's accumulated postretirement benefit obligation as of December 31, 1997 by $.2 million.

OTHER EMPLOYEE BENEFITS

         The Corporation has a combination savings thrift and profit-sharing plan ("FIRST Plan") available to all employees (except the employees of IFC and hourly paid and special exempt-salaried employees). The plan is funded by employee and employer contributions. The Corporation's annual contribution to the plan is based upon the amount of basic contributions of participants, participants' compensation, and the achievement of certain corporate performance standards and may be made in the form of cash or the Corporation's common stock with a market value equal to the cash contribution amount. Total plan expense in 1997 was $5 million, $4.3 million in 1996 and $3.5 million in 1995. During 1997, 1996 and 1995 the Corporation matched employees' qualifying contributions at 100%.

         In 1983, IFC formed the Salary Savings Retirement Plan. IFC has also established a profit sharing plan covering certain employees. Contributions to both plans totaled $.5 million in 1997 and $.2 million in 1996.

         Heritage, which merged with the Corporation effective November 1, 1995, maintained an Employee Stock Ownership Plan ("ESOP"). The ESOP, which remains in existence, covers substantially all former Heritage employees who qualified as to age and length of service. Annual contributions to the ESOP are equal to the required principal and interest payments related to the ESOP loan. Dividends paid on shares held by the ESOP are used to reduce the outstanding debt. The consolidated financial statements for the year ended December 31, 1995 includes related compensation expense of approximately $.1 million.

         During 1995, the ESOP refinanced its notes payable with borrowings from the Corporation. The new loan, which has essentially the same terms as the prior borrowings, is payable in quarterly principal payments of approximately $30 thousand plus interest at the Corporation's base rate through March 30, 2002. At December 31, 1997, the note payable bore interest at 8.5% and had a balance of $.2 million.

NOTE 11:  INCOME TAXES

         The components of the income tax provision are presented below:

                                                                                 Year Ended December 31
                                                                      ---------------------------------------------
(in thousands)                                                               1997           1996           1995
-------------------------------------------------------------------------------------------------------------------
Income tax expense from operations:
  Current federal income taxes                                             $67,354        $43,572        $39,814
  Current state income taxes                                                11,340          7,550          7,367
  Deferred federal income tax expense                                       10,094         19,456         15,226
  Deferred state income tax expense                                          1,742          3,626          2,779
----------------------------------------------------------------------------------------------------------------
Total income tax expense from operations                                    90,530         74,204         65,186
----------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) reported in
  shareholders' equity related to:
     Securities available for sale                                           2,482         (5,162)        10,907
     Employee stock option and award plans                                  (4,590)        (2,568)        (3,095)
----------------------------------------------------------------------------------------------------------------
Total income tax expense (benefit) reported in
  shareholders' equity                                                      (2,108)        (7,730)         7,812
----------------------------------------------------------------------------------------------------------------
     Total income taxes                                                    $88,422        $66,474        $72,998
================================================================================================================

         The following table presents a reconciliation of the provision for income taxes as shown in the consolidated income statements with that which would be computed by applying the statutory federal income tax rate of 35% to income before income tax expense.

                                                                                  Year Ended December 31
                                                                          --------------------------------------
(in thousands)                                                              1997           1996           1995
----------------------------------------------------------------------------------------------------------------
Tax expense at statutory rates                                             $82,600        $68,522        $58,893
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                                                       (2,336)        (2,444)        (2,276)
  Goodwill amortization                                                      3,110          2,690          1,088
  State income taxes, net of federal income tax benefit                      8,503          7,265          6,595
  Other, net                                                                (1,347)        (1,829)           886
----------------------------------------------------------------------------------------------------------------
    Total income tax expense from operations                               $90,530        $74,204        $65,186
================================================================================================================

         The 1997 net deferred tax liability is included in other liabilities and the 1996 net deferred tax asset is included in other assets on the consolidated balance sheets. Management believes that it is more likely than not that the deferred tax asset will be realized. Significant components of the deferred tax assets and liabilities are, as follows:

                                                                                         Year Ended December 31
                                                                                         ----------------------
(in thousands)                                                                               1997        1996
---------------------------------------------------------------------------------------------------------------
Deferred tax assets
  Allowance for loan losses                                                                 $41,198     $43,572
  Postretirement benefit obligation                                                           7,717       7,697
  Unrealized loss on securities available for sale                                              425       2,907
  Other                                                                                      12,637      12,350
---------------------------------------------------------------------------------------------------------------
   Total deferred tax asset                                                                  61,977      66,526
---------------------------------------------------------------------------------------------------------------
Deferred tax liabilities
  Property, plant, and equipment                                                              5,078       4,981
  Direct lease financing                                                                     54,275      42,984
  FHLB stock                                                                                  4,489       3,418
  Purchase accounting                                                                         3,109       5,446
  Pension                                                                                     2,976       3,201
  Other                                                                                       3,431       2,911
--------------------------------------------------------------------------------------------------------------
   Total deferred tax liability                                                              73,358      62,941
---------------------------------------------------------------------------------------------------------------
   Net deferred tax (liability) asset                                                     $ (11,381)    $ 3,585
===============================================================================================================

         At December 31, 1997, IFC had approximately $1.9 million in pretax net operating losses for federal income tax purposes which are available to offset future taxable income of IFC. The net operating loss was generated in the fiscal year ended June 30, 1986 and will expire on December 31, 2000. All of the net operating loss carryforward resulted from operations prior to the date of the Corporation's acquisition of IFC, and as such, its utilization is dependent upon future income of IFC. In addition, the carryforward is further limited by
Section 382 of the Internal Revenue Code which applies to changes in ownership. Based upon a projection of anticipated future taxable income, the Corporation believes that it is more likely than not that sufficient levels of taxable income will be generated by IFC in appropriate taxable periods prior to December 31, 2000, and as such, has recorded a net deferred tax asset related to the net operating loss in the accompanying consolidated balance sheets. Management's assessment of anticipated future taxable income is based upon numerous factors including, but not limited to, projected interest rates, economics in the securities industry and certain other cost saving strategies.

         Retained earnings at December 31, 1997 includes approximately $4 million of income that has not been subject to tax because of deductions for bad debts allowed for federal income tax purposes. Deferred income taxes have not been provided on such bad debt deductions since it is not intended to use the accumulated bad debt deductions for purposes other than to absorb loan losses. The tax liability would have been $1.6 million at December 31, 1997 if this portion of retained earnings were used for purposes other than as described.

NOTE 12:  CAPITAL STOCK

         The Corporation has stock-based compensation plans covering certain officers and other key employees of the Corporation. The plans provide for restricted stock incentives based on the attainment of annual and long-term performance goals. Stock-based compensation plans also include stock option programs, which provide for the granting of statutory incentive stock options and nonstatutory options to key employees. Additionally, the Corporation has a stock option plan for nonemployee directors. As of December 31, 1997, the Corporation had 9.5 million shares of common stock reserved for issuance under these plans.

         Since 1991, the Corporation has issued restricted common stock to certain executive officers. The restrictions lapse within primarily 10 years of issuance; however, if certain performance criteria are met, restrictions will lapse earlier. The amount recorded for the restricted stock issued is based on the market value of the Corporation's common stock on the award dates and is shown as deferred compensation in shareholders' equity. Such compensation expense is recognized over a three- to ten-year period. The amount of compensation expense recognized from awards of restricted stock in the Corporation's consolidated financial statements for 1997, 1996, and 1995 was $3.4 million, $1.4 million, and $1.4 million, respectively.

         The following table summarizes the Corporation's restricted stock grants and the weighted-average fair values at grant date:

                                                                                  Year Ended December 31
                                                                         --------------------------------------
                                                                              1997         1996        1995
---------------------------------------------------------------------------------------------------------------
Restricted stock granted during the year                                     445,583       92,976      32,190
Weighted-average fair value of restricted stock granted during the year    $   32.94     $  23.55    $  16.66
===============================================================================================================

         As discussed under Note 1, the Corporation has chosen to follow APB Opinion No. 25 and related interpretations in accounting for employee stock options, and accordingly, no compensation expense has been recognized for options granted during 1997, 1996, and 1995. Had the Corporation used the provisions under SFAS No. 123, the fair value of each option grant would be estimated on the date of grant using the Black-Scholes option-pricing model. Based on this fair value calculation of compensation expense, net income and earnings per share on a proforma basis has been computed and is compared with reported amounts in the table below:

                                                                                      Year Ended December 31
                                                                                -------------------------------
(dollars in millions, except per share amounts)                                   1997       1996         1995
---------------------------------------------------------------------------------------------------------------
Net income, as reported                                                         $145.5      $121.6       $103.1
Net income, proforma                                                             144.0       120.7        102.8
---------------------------------------------------------------------------------------------------------------
Basic earnings per share, as reported                                             2.48        2.05         1.82
Basic earnings per share, proforma                                                2.45        2.04         1.82
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share, as reported                                           2.40        2.01         1.78
Diluted earnings per share, proforma                                              2.39        2.01         1.78
===============================================================================================================

         The following weighted-average assumptions were used in the Black-Scholes option-pricing model:


                                                                                      Year Ended December 31
                                                                                --------------------------------
                                                                                   1997       1996         1995
----------------------------------------------------------------------------------------------------------------
Risk-free interest rate during the life of the option                              6.35%       5.38%        7.64%
Expected life of the option (in years)                                             6.1         6.1          6.1
Expected dividend yield over the expected life of the option                       2.70%       2.75%        2.75%
Expected volatility of the stock over the option's life                           22.45%      22.51%       24.24%
================================================================================================================

         The effects of applying SFAS No. 123, for either recognizing or disclosing compensation cost under such pronouncement, may not be representative of the effects on reported net income in future years.

         A summary of the Corporation's stock option plans as of December 31, 1997, 1996, and 1995, and changes during the years ended on those dates is presented below:


                                                              1997                     1996                      1995
                                                     -----------------------  -----------------------   ----------------------
                                                          TOTAL     WEIGHTED-     Total     Weighted-     Total     Weighted-
                                                         OPTION     AVERAGE      Option      Average     Option      Average
                                                         SHARES     EXERCISE     Shares      Exercise     Shares     Exercise
                                                     OUTSTANDING     PRICE     Outstanding    Price      Outstanding   Price
------------------------------------------------------------------------------------------------------------------------------
Options outstanding at beginning of year              3,631,592      $15.84      3,329,096    $12.75      3,999,162     $11.51
    Options granted                                     691,830       30.06        930,500     23.19        631,744      14.26
    Options exercised                                  (672,013)      12.53       (566,954)     9.47     (1,209,804)      7.58
    Options cancelled                                  (144,780)      23.47        (61,050)    17.30        (92,006)     11.90
    Options expired                                           -                          -                        -          -
------------------------------------------------------------------------------------------------------------------------------
Options outstanding at end of year                    3,506,629      $18.98      3,631,592    $15.84      3,329,096     $12.75
Options exercisable at year-end                       1,576,080      $13.91      1,641,466    $12.09      1,613,134     $10.62
Weighted average fair value of options granted
    during the year                                       $8.07                      $5.62                    $4.44
==============================================================================================================================

         The following table summarizes information about stock options outstanding at December 31, 1997:

                                              Options Outstanding                        Options Exercisable
                                   --------------------------------------------   -----------------------------
                                      Options      Weighted-                           Options
                                   Outstanding      Average        Weighted-         Exercisable      Weighted-
        Range of                        at         Remaining        Average               at           Average
        Exercise                   December 31,  Contractual Life  Exercise           December 31,     Exercise
         Prices                        1997        (years)           Price                1997           Price
---------------------------------------------------------------------------------------------------------------
$ 4.625 - $10.938                     412,349        2.94           $ 8.79               412,349         $ 8.79
$11.438 - $14.750                     910,188        5.40            13.23               608,428          12.70
$15.188 - $20.000                     720,698        6.13            17.39               406,859          17.57
$21.375 - $24.625                     819,924        8.08            23.15               147,524          23.11
$29.563 - $47.750                     643,470        9.08            30.10                   920          29.56
---------------------------------------------------------------------------------------------------------------
$ 4.625 - $47.750                   3,506,629        6.56            18.98             1,576,080          13.91
===============================================================================================================

NOTE 13:  EARNINGS PER SHARE

         The following reflects the reconciliation of the basic and diluted per share computations for net income:

                                                                                      Year Ended December 31
                                                                                ----------------------------------
(dollars in thousands, except per share amounts)                                   1997        1996         1995
------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                      $145,472     $121,572    $103,080
==================================================================================================================

Average shares
   Average shares - basic                                                          58,679       59,184      56,629
   Effect of dilutive common stock options                                          1,818        1,270       1,298
------------------------------------------------------------------------------------------------------------------
   Average shares - diluted                                                        60,497       60,454      57,927
==================================================================================================================

Basic earnings per share                                                            $2.48        $2.05       $1.82
Diluted earnings per share                                                           2.40         2.01        1.78
==================================================================================================================

         The effect from assumed exercise of .6 million and .3 million of stock options was not included in the computation of diluted earnings per share for 1996 and 1995, respectively, because such shares would have had an antidilutive effect on earnings.

NOTE 14:  OFF-BALANCE-SHEET AND DERIVATIVE FINANCIAL INSTRUMENTS

         In the normal course of business, the Corporation is a party to financial transactions which have off-balance-sheet risk. Such transactions arise in meeting customers' financing needs and from the Corporation's activities in reducing its own exposure to fluctuations in interest rates. Off-balance-sheet items involving customers consist primarily of commitments to extend credit and letters of credit, which generally have fixed expiration dates. These instruments may involve, to varying degrees, elements of credit and interest rate risk. To evaluate credit risk, the Corporation uses the same credit policies in making commitments and conditional obligations on these instruments as it does for instruments reflected on the balance sheet. Collateral obtained, if any, varies but may include deposits held in financial institutions; U.S. Treasury securities or other marketable securities; income-producing commercial properties; accounts receivable; property, plant, and equipment; and inventory. The Corporation's exposure to credit risk under commitments to extend credit and letters of credit is the contractual (notional) amount of the instruments. Interest rate swap transactions may have credit and interest rate risk significantly less than the contractual amount.

COMMITMENTS

         Commitments to extend secured or unsecured credit are contractual agreements to lend money provided there is no violation of any condition. Commitments may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1997, and 1996, respectively, the Corporation had $3.9 billion and $2.7 billion of unfunded commitments to extend credit. Of these amounts, unfunded commitments for borrowers with loans on nonaccrual status were $.1 million at December 31, 1997, and $3 million at December 31, 1996.

         Standby letters of credit are commitments issued by the Corporation to guarantee the performance of a customer to a third party. As of December 31, 1997 and 1996, the Corporation had standby letters of credit issued amounting to approximately $306.4 million and $243.5 million, respectively. The Corporation also had commercial letters of credit of $37.3 million and $38.1 million at December 31, 1997 and 1996, respectively. Commercial letters of credit are conditional commitments issued by the Corporation to facilitate trade for corporate customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

         The Corporation contracts to buy and sell foreign exchange primarily to meet the currency needs of its customers and to hedge any resulting exposure against market risk. At December 31, 1997 and 1996, the Corporation had $30.6 million and $23.2 million, respectively, of foreign exchange forward contracts, which is the sum of customers' contracts with the Corporation and the Corporation's offsetting contracts to minimize its exposure.

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

         To achieve its risk management objective, the Corporation uses a combination of derivative financial instruments, particularly interest rate swaps. The instruments utilized are noted in the following table along with their notional amounts and fair values at year-end 1997 and 1996:

                                                                                                      Weighted-
                                                                                                       Average
                                                                             Weighted-Average Rate     Maturity
                                     Related Variable Rate     Notional     ----------------------    ----------    Fair
(dollars in thousands)                 Asset/Liability          Amount          Paid     Received       Years       Value
-------------------------------   -------------------------------------------------------------------------------------------
DECEMBER 31, 1997
   Interest rate swaps            Money market deposits         $  150,000     5.97% (1)     5.91% (2)       2.1     $    164
   Interest rate swaps            Loans                            775,000     5.82  (2)     6.61  (1)       4.3       17,507
   Forward interest rate swaps    Money market deposits            600,000     6.46  (3)     5.89  (3)       1.3       (1,821)
   Forward interest rate swaps    Available for sale securities    750,000     6.24  (4)      N/A  (4)       2.5       (2,755)
                                                                ----------                                           --------
                                                                $2,275,000                                           $ 13,095
=============================================================================================================================
December 31, 1996
   Interest rate swaps            Money market deposits         $  300,000     5.70% (1)     5.54% (5)       2.0     $  1,717
   Interest rate swaps            Loans                            200,000     5.50  (2)     6.75  (1)       4.4        3,782
   Forward interest rate swaps    Money market deposits            400,000     6.27  (6)     N/A   (6)       1.8         (327)
   Forward interest rate swaps    Available for sale securities    100,000     7.02  (6)     N/A   (6)       3.5       (1,853)
                                                                ----------                                           --------
                                                                $1,000,000                                           $  3,319
=============================================================================================================================

(1) Fixed rate.
(2) Variable rate which reprices quarterly based on 3-month LIBOR.
(3) Forward swap periods have become effective for $150 million and will begin at various dates during 1998 for $450 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR, repricing quarterly, but were unknown for $450 million of forward swaps at December 31, 1997, since the related forward swap periods had not yet begun.
(4) Forward swap periods begin at various dates during 1998. The rates paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR and reprice quarterly.
(5) Variable rate which reprices quarterly based on 3-month LIBOR except for $25 million which reprices every 6 months based on 6-month LIBOR.
(6) Forward swap periods began at various dates during 1997. The rates paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR and reprice quarterly.

         Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure the Corporation's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. The Corporation's credit exposure at the reporting date from derivative financial instruments is represented by the fair value of instruments with a positive fair value at that date. Credit risk disclosures, however, relate to losses that would be recognized if counterparts failed completely to perform their obligations.

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

         Interest rate swap contracts are primarily used to convert certain deposits and long-term debt to fixed interest rates or to convert certain groups of customer loans to fixed rates. The Corporation's net credit exposure with interest rate swap counterparts, considering master netting agreements, totaled $14.1 million at December 31, 1997, and $4.8 million at December 31, 1996.

         The table below summarizes, by notional amounts, the activity for each major category of derivative financial instruments.

                                                                                             Forward
                                                                 Interest Rate Swaps          Swaps
                                                              --------------------------    ----------
                                                                   Pay        Receive          Pay       Futures
(in thousands)                                                    Fixed        Fixed          Fixed     Contracts
------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                     $1,100,000    $       -      $  300,000   $ 140,000
   ADDITIONS                                                            -      300,000         700,000           -
   MATURITIES/TERMINATIONS                                       (800,000)    (100,000)       (500,000)   (140,000)
------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                        300,000      200,000         500,000           -
   ADDITIONS                                                       50,000      775,000       1,300,000           -
   MATURITIES/TERMINATIONS                                       (200,000)    (200,000)       (450,000)          -
------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                     $  150,000    $ 775,000      $1,350,000   $       -
==================================================================================================================

         The table below presents the net deferred gains (losses) related to terminated derivative financial instruments at December 31, 1997 and 1996. Deferred gains of $7.7 million and deferred losses of $5.8 million are included in other liabilities and other assets, respectively, on the consolidated balance sheet at December 31, 1997. Deferred gains of $7 million and deferred losses of $3.4 million are included in other liabilities and other assets, respectively, on the consolidated balance sheet at December 31, 1996.

                                                                                          December 31
                                                                              ------------------------------------
(in thousands)                                                                    1997                 1996
------------------------------------------------------------------------------------------------------------------
Interest rate swaps                                                             $1,880               $3,711
Futures contracts                                                                    -                 (113)
------------------------------------------------------------------------------------------------------------------
   Total net deferred gains                                                     $1,880(1)            $3,598(2)
==================================================================================================================

(1) $1.1 million of net deferred gains to be recognized during 1998 and $.8 million of net deferred gains to be recognized during 1999 through 2002.

(2) $1 million of net deferred gains recognized during 1997 and $2.6 million of net deferred gains to be recognized during 1998 through 2001.

NOTE 15:  LEGAL AND REGULATORY MATTERS

         The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum ratios of Tier I and total capital to risk-weighted assets, and of Tier I capital to average assets of 4%, 8%, and 4%, respectively. Management believes as of December 31, 1997, that the Corporation met all capital adequacy requirements to which it was subject.

         As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency ("OCC") categorized FANB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FANB must maintain minimum Tier I risk-based capital, total risk-based capital, and Tier I leverage ratios of 6%, 10%, and 5%, respectively. There are no conditions or events since that notification that management believes would change FANB's well capitalized status. The actual capital amounts and ratios for the Corporation and FANB are presented in the table below:

                                                              Corporation               First American National Bank
                                                        ------------------------        ----------------------------
                                                              December 31                         December 31
--------------------------------------------------------------------------------        ----------------------------
(dollars in thousands)                                      1997         1996                 1997         1996
--------------------------------------------------------------------------------------------------------------------
CAPITAL COMPONENTS
Tier I capital:
Realized shareholders' common equity                    $   909,306    $ 873,292        $     948,678   $  853,386
Less disallowed intangibles                                (104,178)    (107,223)             (85,817)     (82,370)
------------------------------------------------------------------------------------------------------------------
Total Tier I capital                                        805,128      766,069              862,861      771,016
------------------------------------------------------------------------------------------------------------------
Tier II capital:
Allowable allowance for loan losses                         115,289       98,825              112,949       94,557
Unsecured holding company debt                               99,442       99,361                   --           --
------------------------------------------------------------------------------------------------------------------
Total Tier II capital                                       214,731      198,186              112,949       94,557
------------------------------------------------------------------------------------------------------------------
Total capital                                           $ 1,019,859   $  964,255        $     975,810   $  865,573
==================================================================================================================
Risk-adjusted assets                                    $ 9,222,977   $7,881,542        $   9,069,673   $7,538,564
Quarterly average assets                                 10,488,058    9,720,114           10,176,854    9,189,499
==================================================================================================================
CAPITAL RATIOS(1)
Total risk-based capital ratio                                11.06%       12.23%               10.76%       11.48%
Tier I risk-based capital ratio                                8.73         9.72                 9.51        10.23
Tier I leverage ratio                                          7.68         7.88                 8.48         8.39
==================================================================================================================

(1) Risk-based capital ratios were computed using realized equity (total shareholders' equity exclusive of net unrealized gains (losses) on securities available for sale, net of tax).



         The extent to which dividends may be paid to the Corporation from its subsidiaries is governed by applicable laws and regulations. For the Corporation's national bank subsidiary, the approval of the OCC is required if dividends declared in any year exceed net profits for that year (as defined under the National Bank Act) combined with the retained net profits of the two preceding years. In addition, a national bank may not pay a dividend, make any other capital distribution, or pay management fees if such payment would cause it to fail to satisfy certain minimum capital requirements.

         Under these regulations of the Office of Thrift Supervision ("OTS"), a savings association that exceeds its fully phased-in capital requirements both immediately prior to and on a proforma basis after giving effect to a proposed capital distribution is generally permitted without prior approval of the OTS to make a capital distribution during a calendar year equal to the greater of (i) 100% of net earnings to date during the calendar year, plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net income for the previous four quarters. In accordance with the most restrictive regulations, at December 31, 1997, the above subsidiaries had $76.6 million available for distribution as dividends to the Corporation.

         On September 30, 1996, special legislation was enacted which required many financial institutions to pay a one-time assessment on deposits insured by the Savings Association Insurance Fund ("SAIF") at the rate of $.657 per $100 of deposits held as of March 31, 1995. The Corporation's assessment was $8.1 million or $5 million, net of tax ($.08 per share). The purpose of the legislation was to recapitalize the thrift fund up to the statutorily prescribed 1.25%. Effective January 1, 1997, the normal SAIF deposit insurance rate for well-capitalized institutions dropped to 0 basis points per $100 of deposits. Beginning January 1, 1997, a separate 1.3 basis point annual charge will be assessed through 1999 on Bank Insurance Fund deposits and a 6.4 basis point annual charge will be assessed on SAIF deposits in order to service debt incurred by the Financing Corporation, a corporation established by the Federal Housing Finance Board to issue stock and debt principally to assist in funding the Federal Savings and Loan Insurance Corporation Resolution Fund. Starting in the year 2000 until the Financial Corporation debt is retired, banks and thrifts will pay such assessment on a pro rata basis, which is estimated to run approximately 2.5 basis points.

         Following the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), Charter Federal Savings Bank ("Charter" or now "FAFSB"), brought an action against the OTS and the Federal Deposit Insurance Corporation seeking injunctive and other relief, contending that Congress' elimination of supervisory goodwill required rescission of certain supervisory transactions. The Federal District Court found in Charter's favor, but in 1992 the Fourth Circuit Court of Appeals reversed, and the U.S. Supreme Court denied Charter's petition for certiorari. In 1995, the Federal Circuit Court found in favor of another thrift institution in a similar case (Winstar Corp. v. United States) in which the association sought damages for breach of contract. Charter also filed suit against the United States Government ("Government") in the Court of Federal Claims based on breach of contract. Pending the Supreme Court's review of the Winstar decision, FAFSB's action was stayed. In July 1996, the Supreme Court affirmed the lower court's decision in Winstar. The stay was automatically lifted and FAFSB's suit is now proceeding. The Government, however, has filed a motion to dismiss the suit based on the prior Fourth Circuit decision. This motion has not yet been decided by the Federal Claims Court.

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

NOTE 16:  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                                               December 31
                                                      -------------------------------------------------------------
                                                                 1997                             1996
                                                      ---------------------------    ------------------------------
                                                                        ESTIMATED                         Estimated
                                                          CARRYING        FAIR          Carrying            Fair
(in thousands)                                              AMOUNT       VALUE            Amount           Value
-------------------------------------------------------------------------------------------------------------------
Financial instruments (assets):
    Cash and short-term investments                     $  532,907     $  532,907        $  657,257      $  657,257
    Securities held to maturity                            570,699        572,586           834,547         835,192
    Securities available for sale                        1,940,343      1,940,343         1,678,232       1,678,232
    Federal funds sold and securities purchased
      under agreements to resell                           129,952        129,952           161,677         161,677
    Trading account securities                              63,011         63,011            60,210          60,210
    Loans, net of unearned discount and net
      deferred loan fees                                 7,216,571      7,194,115         6,658,597       6,527,191
Financial instruments (liabilities):
    Noninterest-bearing deposits                         1,353,941      1,353,941         1,374,528       1,374,528
    Interest-bearing deposits                            6,653,738      6,662,654         6,418,449       6,433,897
    Short-term borrowings                                1,326,827      1,326,827         1,154,372       1,154,372
    Long-term debt                                         409,821        411,078           331,157         328,545
===================================================================================================================

         The estimated fair values for the Corporation's off-balance-sheet financial instruments are summarized as follows:

                                                                               December 31
                                                      -------------------------------------------------------------
                                                                 1997                             1996
                                                      ---------------------------    ------------------------------
                                                       CONTRACTUAL      ESTIMATED       Contractual       Estimated
                                                       OR NOTIONAL        FAIR          or Notional         Fair
(in thousands)                                            AMOUNT          VALUE            Amount           Value
-------------------------------------------------------------------------------------------------------------------
Commitments to extend credit                           $3,901,449       $   164         $2,698,585        $    542
Standby letters of credit                                 306,397           999            243,517           1,109
Commercial letters of credit                               37,313            93             38,135              95
Interest rate swaps                                       925,000        17,671            500,000           5,499
Forward interest rate swaps                             1,350,000        (4,576)           500,000          (2,180)
===================================================================================================================

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

NOTE 17:  PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for First American Corporation (Parent Company only) was as follows:

CONDENSED INCOME STATEMENTS

                                                                               Year Ended December 31
                                                                  -------------------------------------------------
(in thousands)                                                           1997            1996             1995
-------------------------------------------------------------------------------------------------------------------
Income
  Dividends from subsidiaries:
     Banks                                                             $105,736        $ 45,904         $ 27,836
  Fees from subsidiaries                                                  3,608           3,392            2,722
  Interest from subsidiaries                                                941           1,771            3,076
  Interest on time deposits with other banks and other income             3,584              40              589
-------------------------------------------------------------------------------------------------------------------
       Total income                                                     113,869          51,107           34,223
-------------------------------------------------------------------------------------------------------------------
Expenses
  Interest expense on long-term debt                                      6,897           6,934            3,639
  Other expenses                                                          3,617           4,254            5,731
-------------------------------------------------------------------------------------------------------------------
       Total expenses                                                    10,514          11,188            9,370
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              103,355          39,919           24,853
Reduction to consolidated income taxes arising from parent
  company loss                                                            1,010           2,838            1,204
-------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed earnings of subsidiaries          104,365          42,757           26,057
-------------------------------------------------------------------------------------------------------------------
Equity in undistributed earnings of subsidiaries

     Banks                                                               41,107          78,815           77,023
-------------------------------------------------------------------------------------------------------------------
Net income                                                             $145,472        $121,572         $103,080
===================================================================================================================

CONDENSED BALANCE SHEETS


                                                                                               December 31
                                                                                    -------------------------------
(in thousands)                                                                              1997             1996
-------------------------------------------------------------------------------------------------------------------
Assets
  Cash                                                                               $        41       $       83
  Short-term investments with subsidiary                                                   2,855           25,569
  Employee stock ownership plan loan                                                         163              443
  Investment in subsidiaries, at cost adjusted for equity in earnings and
    net unrealized gains (losses) on securities available for sale                       995,067          934,046
  Other assets                                                                            14,146           11,129
-------------------------------------------------------------------------------------------------------------------
    Total assets                                                                     $ 1,012,272       $  971,270
===================================================================================================================
Liabilities and shareholders' equity
  Long-term debt                                                                     $    99,442       $   99,361
  Other liabilities                                                                        4,091            3,202
-------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                    103,533          102,563
-------------------------------------------------------------------------------------------------------------------
  Preferred stock, without par value                                                           -                -
  Common stock, $2.50 par value                                                          145,652          148,158
  Additional paid-in capital                                                             106,228          157,792
  Retained earnings                                                                      670,930          569,851
  Deferred compensation on restricted stock                                              (13,341)          (2,066)
  Employee stock ownership plan obligation                                                  (163)            (443)
-------------------------------------------------------------------------------------------------------------------
    Realized shareholders' equity                                                        909,306          873,292
  Net unrealized losses on securities available for sale, net of tax                        (567)          (4,585)
-------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                           908,739          868,707
-------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                       $ 1,012,272       $  971,270
===================================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31
                                                                  -------------------------------------------------
(in thousands)                                                            1997           1996            1995
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                           $145,472        $121,572         $103,080
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Undistributed income of subsidiaries                              (41,107)        (78,815)         (77,023)
      Amortization                                                           81              81               34
      Deferred income tax expense                                           302              54               12
      Gain on sale of other assets                                       (1,960)              -                -
      Change in assets and liabilities, net of effect of acquisitions:
        Increase in accrued interest payable                                  -               -              118
        Increase in other assets                                         (7,966)         (3,133)          (5,283)
        Increase (decrease) in other liabilities                          3,521          (2,341)           4,037
----------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                              98,343          37,418           24,975
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net decrease (increase) in employee stock ownership plan loan             280             218             (661)
  Acquisitions, net of cash acquired                                       (635)         (1,303)               -
  Sale of other assets                                                    2,500               -                -
  Net decrease in investment in subsidiary                                    -               -            7,500
----------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                     2,145          (1,085)           6,839
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                                    -               -           49,513
  Repayment of long-term debt                                                 -          (2,734)            (782)
  Issuance of common shares for Employee Benefit and Dividend
    Reinvestment Plans                                                   20,134          14,102           13,782
  Repurchase of common stock                                           (103,575)        (69,149)         (62,347)
  Tax benefit-related to stock options                                    4,590           2,568            3,095
  Cash dividends paid                                                   (44,393)        (35,694)         (28,791)
----------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                (123,244)        (90,907)         (25,530)
----------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                        (22,756)        (54,574)           6,284
Cash and cash equivalents, beginning of year                             25,652          80,226           73,942
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                $   2,896       $  25,652         $ 80,226
================================================================================================================
Cash paid during the year for:
  Interest expense                                                    $   6,897       $   6,934         $  3,521
  Income taxes                                                           61,237          53,626           36,861
Noncash investing activities:
  Stock issued for acquisition (note 2)                                  10,099          46,306           80,373
================================================================================================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST AMERICAN CORPORATION
                                                    (Registrant)

                                           BY: /s/ Dennis C. Bottorff
                                              ----------------------------------
                                              DENNIS C. BOTTORFF,
                                              CHAIRMAN, CHIEF
                                              EXECUTIVE OFFICER, AND DIRECTOR

Date:  March 19, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Dennis C. Bottorff                      /s/ Dale W. Polley
----------------------------------           -----------------------------------
Dennis C. Bottorff                           Dale W. Polley
Chairman, Chief Executive                    President, Director and Principal
Officer and Director                         Financial Officer
Dated:  March 19, 1998                       Dated: March 19, 1998

                                             /s/ Marvin J. Vannatta, Jr.
                                             -----------------------------------
                                             Marvin J. Vannatta, Jr.
                                             Executive Vice President and
                                             Principal Accounting Officer
                                             Dated:  March 19, 1998

/s/ Samuel H. Anderson, Jr.                              /s/ Robert A. McCabe, Jr.
-------------------------------                          --------------------------
SAMUEL H. ANDERSON, JR.                                  ROBERT A. MCCABE, JR.
Director                                                 Director
Dated:  March 19, 1998                                   Dated:  March 19, 1998

/s/ Dennis C. Bottorff                                   /s/ Dale W. Polley
-------------------------------                          --------------------------
DENNIS C. BOTTORFF                                       DALE W. POLLEY
Director                                                 Director
Dated:  March 19, 1998                                   Dated:  March 19, 1998

                                                         /s/ Dr. Roscoe R. Robinson
-------------------------------                          --------------------------
EARNEST W. DEAVENPORT, JR.                               DR. ROSCOE R. ROBINSON
Director                                                 Director
Dated:  March 19, 1998                                   Dated:  March 19, 1998

                                                         /s/ James F. Smith, Jr.
-------------------------------                          --------------------------
REGINALD D. DICKSON                                      JAMES F. SMITH, JR.
Director                                                 Director
Dated:  March 19, 1998                                   Dated:  March 19, 1998

/s/ James A. Haslam, II                                  /s/ Cal Turner, Jr.
-------------------------------                          --------------------------
JAMES A. HASLAM, II                                      CAL TURNER, JR.
Director                                                 Director
Dated:  March 19, 1998                                   Dated:  March 19, 1998


-------------------------------                          --------------------------
MARTHA R. INGRAM                                         CELIA A. WALLACE
Director                                                 Director
Dated:  March 19, 1998                                   Dated:  March 19, 1998

                                                         /s/ Ted H. Welch
-------------------------------                          --------------------------
WALTER G. KNESTRICK                                      TED H. WELCH
Director                                                 Director
Dated:  March 19, 1998                                   Dated:  March 19, 1998

/s/ Gene C. Koonce                                       /s/ David K. Wilson
-------------------------------                          --------------------------
GENE C. KOONCE                                           DAVID K. WILSON
Director                                                 Director
Dated:  March 19, 1998                                   Dated:  March 19, 1998

                                                         /s/ Toby S. Wilt
-------------------------------                          --------------------------
JAMES R. MARTIN                                          TOBY S. WILT
Director                                                 Director
Dated: March 19, 1998                                    Dated:  March 19, 1998

                                                         /s/ William S. Wire
                                                         --------------------------
                                                         WILLIAM S. WIRE
                                                         Director
                                                         Dated:  March 19, 1998

                                  EXHIBIT INDEX


NUMBER                              NAME                                                      PAGE
------                              ----                                                      ----
Exhibit 21                          List of Subsidiaries                                       101

Exhibit 23                          Accountants' Consent                                       103

Exhibit 27                          Financial Data Schedule (for SEC use only)                 104