Form 10-Q
period 1998-03-31
FIRST AMERICAN CORP /TN/
filed 1998-04-30
CIK 36068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

         Common shares outstanding: 57,790,150 as of March 31, 1998.

                           FIRST AMERICAN CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information                                          Page
-------  ---------------------                                          ----
Item 1   Financial Statements (unaudited)

         Consolidated Income Statements for the Three
         Months Ended March 31, 1998 and 1997                             3

         Consolidated Balance Sheets as of March 31, 1998 and
         1997 and December 31, 1997                                       4

         Consolidated Statements of Changes in Shareholders'
         Equity for the Three Months Ended March 31, 1998
         and March 31, 1997                                               5

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1998 and March 31, 1997                   6

         Notes to Consolidated Financial Statements                       7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              11


Part II. Other Information

Item 1   Legal Proceedings                                                19

Item 6   Exhibits and Reports on Form 8-K                                 19

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                             Quarter Ended
                                                                               March 31
                                                                        ----------------------
(in thousands except per share amounts)                                   1998          1997
----------------------------------------------------------------------------------------------
INTEREST INCOME
     Interest and fees on loans                                         $151,298      $138,702
     Interest and dividends on securities                                 43,580        40,567
     Interest on federal funds sold and securities purchased under
         agreements to resell                                                987           888
     Interest on time deposits with other banks and other interest         1,055         1,143
----------------------------------------------------------------------------------------------
              Total interest income                                      196,920       181,300
----------------------------------------------------------------------------------------------
INTEREST EXPENSE
     Interest on deposits:
         NOW accounts                                                      5,449         4,515
         Money market accounts                                            25,455        25,390
         Regular savings                                                   1,332         1,771
         Certificates of deposit under $100,000                           20,302        21,970
         Certificates of deposit $100,000 and over                        12,023        10,142
         Other time and foreign                                            6,500         6,266
----------------------------------------------------------------------------------------------
              Total interest on deposits                                  71,061        70,054
----------------------------------------------------------------------------------------------
     Interest on short-term borrowings                                    17,357        13,356
     Interest on long-term debt                                            6,119         4,956
----------------------------------------------------------------------------------------------
              Total interest expense                                      94,537        88,366
----------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                      102,383        92,934
PROVISION FOR LOAN LOSSES                                                  4,000            --
----------------------------------------------------------------------------------------------
              Net interest income after provision for loan losses         98,383        92,934
----------------------------------------------------------------------------------------------
NONINTEREST INCOME
     Investment services income                                           32,863        29,994
     Service charges on deposit accounts                                  16,754        14,721
     Commissions and fees on fiduciary activities                          4,987         4,700
     Merchant discount fees                                                  780           840
     Net realized gain on sales of securities                              1,100           147
     Trading account revenue                                                 402           369
     Other                                                                13,253        10,980
----------------------------------------------------------------------------------------------
              Total noninterest income                                    70,139        61,751
----------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
     Salaries and employee benefits                                       51,141        47,295
     Subscribers' commissions                                             20,190        17,802
     Net occupancy                                                         7,369         6,828
     Equipment                                                             5,886         4,814
     Systems and processing                                                3,529         3,931
     Communication                                                         3,945         3,374
     Marketing                                                             3,576         2,656
     Supplies                                                              1,414         1,606
     Foreclosed properties expense (income), net                              39          (627)
     Other                                                                10,997        11,858
----------------------------------------------------------------------------------------------
              Total noninterest expense                                  108,086        99,537
----------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                          60,436        55,148
Income tax expense                                                        22,790        21,118
----------------------------------------------------------------------------------------------
NET INCOME                                                              $ 37,646      $ 34,030
==============================================================================================
PER COMMON SHARE:
     Net income:
         Basic                                                          $    .66      $    .58
         Diluted                                                             .64           .56
     Dividends declared                                                      .20          .155
==============================================================================================
AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                                57,118        59,081
     Diluted                                                              59,096        60,757
==============================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                             March 31                December 31
                                                                                 -----------------------------       -----------
(dollars in thousands, except share amounts)                                         1998              1997              1997
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
     Cash and due from banks                                                     $   539,902       $   476,013       $   530,662
     Time deposits with other banks                                                   63,840            17,863             2,245
     Securities:
         Held to maturity (fair value $651,816, $799,205, and $572,586,
              respectively)                                                          648,964           802,547           570,699
         Available for sale (amortized cost $2,288,081, $1,759,072, and
         $1,941,352, respectively)                                                 2,293,754         1,732,223         1,940,343
--------------------------------------------------------------------------------------------------------------------------------
              Total securities                                                     2,942,718         2,534,770         2,511,042
--------------------------------------------------------------------------------------------------------------------------------
     Federal funds sold and securities purchased under agreements to resell           39,417            17,358           129,952
     Trading account securities                                                       70,001            59,954            63,011
     Loans:
         Commercial                                                                3,251,140         3,105,167         3,309,218
         Consumer--amortizing mortgages                                            1,531,741         1,750,259         1,763,579
         Consumer--other                                                           1,547,536         1,362,939         1,563,636
         Real estate--construction                                                   205,511           175,414           193,226
         Real estate--commercial mortgages and other                                 379,794           363,939           391,865
--------------------------------------------------------------------------------------------------------------------------------
              Total loans                                                          6,915,722         6,757,718         7,221,524
         Unearned discount                                                            (4,402)           (8,873)           (4,953)
--------------------------------------------------------------------------------------------------------------------------------
              Loans, net of unearned discount                                      6,911,320         6,748,845         7,216,571
         Allowance for loan losses                                                  (114,854)         (122,551)         (115,393)
--------------------------------------------------------------------------------------------------------------------------------
              Total net loans                                                      6,796,466         6,626,294         7,101,178
--------------------------------------------------------------------------------------------------------------------------------
     Premises and equipment, net                                                     200,753           169,219           196,106
     Foreclosed properties                                                             3,679             4,530             3,528
     Other assets                                                                    404,813           302,902           334,096
--------------------------------------------------------------------------------------------------------------------------------
              Total assets                                                       $11,061,589       $10,208,903       $10,871,820
================================================================================================================================

LIABILITIES
     Deposits:
         Demand (noninterest-bearing)                                            $ 1,390,752       $ 1,351,427       $ 1,353,941
         NOW accounts                                                              1,088,873           871,799           915,201
         Money market accounts                                                     2,412,884         2,388,446         2,491,586
         Regular savings                                                             262,215           306,795           264,447
         Certificates of deposit under $100,000                                    1,513,275         1,672,671         1,570,357
         Certificates of deposit $100,000 and over                                   914,754           749,387           941,032
         Other time                                                                  357,770           363,865           366,933
         Foreign                                                                     120,895            98,447           104,182
--------------------------------------------------------------------------------------------------------------------------------
              Total deposits                                                       8,061,418         7,802,837         8,007,679
--------------------------------------------------------------------------------------------------------------------------------
     Short-term borrowings                                                         1,377,271         1,080,393         1,326,827
     Long-term debt                                                                  409,514           323,262           409,821
     Other liabilities                                                               321,849           148,268           218,754
--------------------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                   10,170,052         9,354,760         9,963,081
--------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
     Common stock, $2.50 par value; authorized 100,000,000 shares; issued:
         57,790,150 shares at March 31, 1998; 58,643,784 shares at
         March 31, 1997; and 58,260,642 shares at December 31, 1997                  144,475           146,610           145,652
     Additional paid-in capital                                                       77,015           134,047           106,228
     Retained earnings                                                               697,046           594,648           670,930
     Deferred compensation on restricted stock                                       (30,984)           (4,373)          (13,341)
     Employee stock ownership plan obligation                                             --              (436)             (163)
--------------------------------------------------------------------------------------------------------------------------------
         Realized shareholders' equity                                               887,552           870,496           909,306
     Accumulated other comprehensive income (loss), net of tax                         3,985           (16,353)             (567)
--------------------------------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                             891,537           854,143           908,739
--------------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $11,061,589       $10,208,903       $10,871,820
================================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


THREE MONTHS ENDED MARCH 31,               COMMON                                        DEFERRED    EMPLOYEE   ACCUMULATED
     1997 AND MARCH 31, 1998               SHARES                                      COMPENSATION    STOCK       OTHER
                                           ISSUED                 ADDITIONAL               ON        OWNERSHIP COMPREHENSIVE
(dollars in thousands except per            AND        COMMON      PAID-IN    RETAINED  RESTRICTED     PLAN    INCOME (LOSS),
     share amounts)                     OUTSTANDING    STOCK       CAPITAL    EARNINGS    STOCK     OBLIGATION  NET OF TAX   TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                59,262,998    $148,158    $157,792    $569,851    $ (2,066)   $(443)   $ (4,585)   $868,707
Comprehensive income:
     Net income                                 --          --          --      34,030          --       --          --
     Other comprehensive loss, net
       of tax                                   --          --          --          --          --       --     (11,768)
Comprehensive income                                                                                                         22,262
Issuance of common shares in
     connection with Employee
     Benefit Plans, net of discount
     on Dividend Reinvestment Plan         366,812         917       6,445          --          --       --          --       7,362
Issuance of shares of restricted
     common stock                           93,672         234       2,595          --      (2,829)      --          --          --
Repurchase of shares of common
     stock                              (1,430,220)     (3,575)    (42,721)         --          --       --          --     (46,296)
Issuance of common shares for
     purchase of Hartsville
     Bancshares, Inc.                      350,522         876       9,223          --          --       --          --      10,099
Amortization of deferred
     compensation on restricted
     stock                                      --          --          --          --         522       --          --         522
Reduction in employee stock
     ownership plan obligation                  --          --          --          --          --        7          --           7
Cash dividends declared ($.155
     per common share)                          --          --          --      (9,233)         --       --          --      (9,233)
Tax benefit from stock option
     and award plans                            --          --         712          --          --       --          --         712
Other                                           --          --           1          --          --       --          --           1
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                 58,643,784    $146,610    $134,047    $594,648    $ (4,373)   $(436)   $(16,353)   $854,143
===================================================================================================================================

Balance, January 1, 1998                58,260,642    $145,652    $106,228    $670,930    $(13,341)   $(163)   $   (567)   $908,739
Comprehensive income:
       Net income                               --          --          --      37,646          --       --          --
       Other comprehensive income,
         net of tax                             --          --          --          --          --       --       4,552
Comprehensive income                                                                                                         42,198
Issuance of common shares in
       connection with Employee
       Benefit Plans, net of discount
       on Dividend Reinvestment Plan       289,572         724       4,284          --          --       --          --       5,008
Issuance of shares of restricted
       common stock                        416,506       1,041      18,107          --     (19,148)      --          --          --
Repurchase of shares of common
       stock                            (1,176,570)     (2,942)    (53,577)         --          --       --          --     (56,519)
Amortization of deferred
       compensation on restricted
       stock                                    --          --          --          --       1,505       --          --       1,505
Reduction in employee stock
       ownership plan obligation                --          --          --          --          --      163          --         163
Cash dividends declared ($.20 per
       common share)                            --          --          --     (11,530)         --       --          --     (11,530)
Tax benefit from stock option and
       award plans                              --          --       1,973          --          --       --          --       1,973
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                 57,790,150    $144,475    $ 77,015    $697,046    $(30,984)   $  --    $  3,985    $891,537
===================================================================================================================================


See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                          -------------------------
(in thousands)                                                                               1998            1997
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                           $  37,646       $  34,030
     Adjustments to reconcile net income to net cash provided by (used in) operating activities:
              Provision for loan losses                                                       4,000              --
              Depreciation and amortization of premises and equipment                         4,795           4,437
              Amortization of intangible assets                                               2,969           2,775
              Other amortization, net                                                         1,665             551
              Deferred income tax expense                                                       878           2,923
              Net gain on sales and writedowns of foreclosed property                           (37)           (769)
              Net realized gains on sales of securities                                      (1,100)           (147)
              Net (gain) loss on sales and writedowns of premises and equipment                 (56)              5
              Change in assets and liabilities, net of effects from
                acquisitions:
                  Decrease (increase) in accrued interest receivable                          1,211          (2,358)
                  Increase in accrued interest payable                                          708           2,954
                  (Increase) decrease in trading account securities                          (6,990)            256
                  (Increase) decrease in other assets                                       (79,169)         11,979
                  Increase (decrease) in other liabilities                                  102,387        (107,755)
-------------------------------------------------------------------------------------------------------------------
                       Net cash provided by (used in) operating activities                   68,907         (51,119)
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Proceeds from sales of securities available for sale                                   112,804         121,136
     Proceeds from maturities of securities available for sale                              147,311          85,883
     Purchases of securities available for sale                                            (573,965)       (257,285)
     Proceeds from maturities of securities held to maturity                                125,312          51,293
     Purchases of securities held to maturity                                                (5,371)        (19,106)
     Proceeds from sales of foreclosed property                                                 496           4,016
     Acquisitions, net of cash and cash equivalents acquired                                     --           2,769
     Net decrease (increase) in loans, net of repayments and sales                           71,404         (33,699)
     Proceeds from sales of premises and equipment                                               68             156
     Purchases of premises and equipment                                                     (9,454)        (10,027)
-------------------------------------------------------------------------------------------------------------------
                       Net cash used in investing activities                               (131,395)        (54,864)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                     53,739         (71,733)
     Net increase (decrease) in other short-term borrowings                                  50,417         (82,979)
     (Repayment to) advances from Federal Home Loan Bank                                       (267)            528
     Net repayment of other long-term debt                                                      (33)            (78)
     Issuance of common shares under Employee Benefit and Dividend
          Reinvestment Plans                                                                  5,008           7,362
     Repurchase of common stock                                                             (56,519)        (46,296)
     Tax benefit related to stock options                                                     1,973             712
     Cash dividends paid                                                                    (11,530)         (9,233)
-------------------------------------------------------------------------------------------------------------------
                       Net cash provided by (used in) financing activities                   42,788        (201,717)
-------------------------------------------------------------------------------------------------------------------
     (Decrease) increase in cash and cash equivalents                                       (19,700)       (307,700)
     Cash and cash equivalents, January 1                                                   662,859         818,934
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, March 31                                                       $ 643,159       $ 511,234
===================================================================================================================
Cash paid during the year for:
     Interest expense                                                                     $  93,829       $  84,920
     Income taxes                                                                               626           1,416
Non-cash transactions:
     Foreclosures                                                                               568             496
     Stock issued for acquisitions                                                               --          10,099
     Mortgage loans securitized and retained                                                229,471              --
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

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in First American Corporation's (the "Corporation" or "First American") 1997 Annual Report to Shareholders. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with the current year presentation. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

(2)      NONPERFORMING ASSETS

         Nonperforming assets were as follows:

                                                      March 31           December 31
                                                ------------------------------------
(dollars in thousands)                            1998         1997         1997
------------------------------------------------------------------------------------
Nonaccrual loans                                $15,420      $11,248      $15,090
Foreclosed properties                             3,679        4,530        3,528
------------------------------------------------------------------------------------
    Total nonperforming assets                  $19,099      $15,778      $18,618
====================================================================================
90 days or more past due on accrual             $11,626      $19,038      $13,152
====================================================================================
Nonperforming assets as a percent of loans
    and foreclosed properties (excluding
    90 days or more past due on accrual)            .28%         .23%         .26%
====================================================================================

(3)      ALLOWANCE FOR LOAN LOSSES

         Transactions in the allowance for loan losses were as follows:

                                              Three Months Ended March 31
                                              ---------------------------
(in thousands)                                      1998          1997
-------------------------------------------------------------------------
Balance, January 1                              $115,393      $123,265
Provision charged to operating expenses            4,000            --
Allowance of subsidiary purchased                     --           711
-------------------------------------------------------------------------
                                                 119,393       123,976
-------------------------------------------------------------------------
Loans charged off                                  7,568         5,894
Recoveries of loans previously charged off         3,029         4,469
-------------------------------------------------------------------------
Net charge-offs                                    4,539         1,425
-------------------------------------------------------------------------
Balance, March 31                               $114,854      $122,551
=========================================================================

Allowance ratios were as follows:

                                                 Three Months Ended March 31
                                                 ---------------------------
                                                        1998         1997
----------------------------------------------------------------------------
Allowance end of period to net loans outstanding        1.66%        1.82%
Net charge-offs to average loans (annualized)            .26          .09
============================================================================

(4)      ACQUISITIONS

         On December 7, 1997, the Corporation entered into a definitive agreement providing for the merger of Deposit Guaranty Corp. ("Deposit Guaranty") into the Corporation. Terms of the agreement provide for Deposit Guaranty shareholders to receive 1.17 shares of the Corporation's common stock for each outstanding share of Deposit Guaranty common stock in a transaction to be accounted for as a pooling-of-interests. Deposit Guaranty is a financial services holding company headquartered in Jackson, Mississippi. At March 31, 1998, Deposit Guaranty had total assets of $7.2 billion and total shareholders' equity of $648.4 million. Deposit Guaranty had 174 banking offices in Mississippi, Louisiana, Arkansas, and Tennessee, and mortgage offices in Oklahoma, Nebraska, Texas, Indiana, and Iowa at March 31, 1998. The transaction is expected to be completed during the second quarter of 1998.

         The following unaudited proforma data summarizes the combined results of operations of the Corporation and Deposit Guaranty as if the business combination had been consummated on January 1, 1997.

                                             Three Months Ended March 31
                                             ----------------------------
(in thousands except per share amounts)          1998             1997
-------------------------------------------------------------------------
Summary income statement:
     Net interest income                     $   172,517      $   164,380
     Provision for loan losses                     6,000            1,875
     Noninterest income                          105,063           92,402
     Noninterest expense                         174,114          165,853
     Income tax expense                           35,480           32,411
-------------------------------------------------------------------------
     Net income                              $    61,986      $    56,643
=========================================================================
Basic earnings per share                     $       .59      $       .52
Diluted earnings per share                           .58              .51
=========================================================================
End of period balance sheet:
     Assets                                  $18,212,672      $16,983,368
     Shareholders' equity                      1,539,984        1,431,169
=========================================================================

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

(5)      COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was adopted by the Corporation on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS No. 130. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three months ended March 31, 1998 and 1997:

(in thousands)                                                                  PRE-TAX        (EXPENSE)   NET OF TAX
                                                                                 AMOUNT         BENEFIT      AMOUNT
MARCH 31, 1998
---------------------------------------------------------------------------------------------------------------------
Net unrealized gains on securities available for sale arising during 1998       $  7,793       $(2,565)      $  5,228
Less:  Reclassification adjustment for net gains realized in net income            1,100          (424)           676
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                      $  6,693       $(2,141)      $  4,552
=====================================================================================================================

March 31, 1997
---------------------------------------------------------------------------------------------------------------------
Net unrealized losses on securities available for sale arising during 1997      $(19,111)      $ 7,433       $(11,678)
Less:  Reclassification adjustment for net gains realized in net income              147           (57)            90
---------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                        $(19,258)      $ 7,490       $(11,768)
=====================================================================================================================

(6)      ACCOUNTING MATTERS

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adoption of SFAS No. 131 will expand disclosures related to the consolidated financial statements. The Corporation adopted SFAS 131 on January 1, 1998 and is currently evaluating its operations to determine the appropriate disclosures with respect to SFAS No. 131.

         SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises and standardizes the disclosure requirements for employers' pensions and other postretirement benefits plans. This standard does not change the measurement or recognition of such plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods presented is required unless the information is not readily available, in which case, all available information and a description of the information not available shall be included in the notes to the financial statements. The disclosure requirements of SFAS No. 132 have been designed to provide information that is more comparable, understandable, and concise for the users of this information. The Corporation adopted SFAS 132 on January 1, 1998.

(7)      EARNINGS PER COMMON SHARE

         Basic earnings per share ("EPS") is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator). Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding adjusted to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

(8)      COMMON STOCK

         The Corporation purchased 1.2 million shares of First American Corporation common stock in the open market during the first three months of 1998 at a total cost of $56.5 million. Under Tennessee law, such shares have been recognized as authorized but unissued. Accordingly, the

Corporation reduced the par value and reflected the excess of the purchase price over par of such repurchased shares as a reduction from additional paid-in capital.

(9)      LEGAL AND REGULATORY MATTERS

         Following the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, Charter Federal Savings Bank ("Charter" or now "FAFSB"), brought an action against the Office of Thrift Supervision and the Federal Deposit Insurance Corporation seeking injunctive and other relief, contending that Congress' elimination of supervisory goodwill required rescission of certain supervisory transactions. The Federal District Court found in Charter's favor, but in 1992 the Fourth Circuit Court of Appeals reversed, and the U.S. Supreme Court denied Charter's petition for certiorari. In 1995, the Federal Circuit Court found in favor of another thrift institution in a similar case (Winstar Corp. v. United States) in which the association sought damages for breach of contract. Charter also filed suit against the United States Government ("Government") in the Court of Federal Claims based on breach of contract. Pending the Supreme Court's review of the Winstar decision, FAFSB's action was stayed. In July 1996, the Supreme Court affirmed the lower court's decision in Winstar. The stay was automatically lifted and FAFSB's suit is now proceeding. The Government, however, has filed a motion to dismiss the suit based on the prior Fourth Circuit decision. This motion has not yet been decided by the Federal Claims Court.

         The value of FAFSB's claims against the Government, as well as their ultimate outcome, are contingent upon a number of factors, some of which are outside of FAFSB's control, and are highly uncertain as to substance, timing and the dollar amount of any damages which might be awarded should FAFSB finally prevail. Under the Agreement and Plan of Reorganization as amended by and between FAFSB and the Corporation, in the event that FAFSB is successful in this litigation, the FAFSB shareholders as of December 1, 1995, will be entitled to receive additional consideration equal in value to 50% of any recovery, net of all taxes and certain other expenses, including the costs and expenses of such litigation, received on or before December 1, 2000, subject to certain limitations in the case of certain business combinations. Such additional consideration, if any, is payable in the common stock of the Corporation, based on the average per share closing price on the date of receipt by FAFSB of the last payment constituting a recovery from the Government.

         Also, there are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with the consolidated financial statements of First American Corporation (the "Corporation" or "First American") appearing within this report and by reference to the Corporation's 1997 Annual Report.

         To the extent that statements in this discussion relate to the plans, objective, or future performance of First American, these statements may be deemed to be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and the current economic environment. Actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.

OVERVIEW

         Net income for the first quarter of 1998 was $37.6 million, up 11 percent from $34 million earned in the first quarter of 1997. Basic earnings per share increased 14 percent to $.66 during the first quarter of 1998 compared to $.58 during the first quarter of 1997. Diluted earnings per share rose 14 percent to $.64 in the first quarter of 1998 from $.56 during the first quarter of 1997. Return on average assets improved to 1.42 percent in the first quarter of 1998 versus 1.37 percent in the first quarter of 1997. Return on average equity also improved to 17.21 percent in the first quarter of 1998 compared to
15.78 percent in the first quarter of 1997.

         On April 16, 1998, First American's Board of Directors increased the quarterly cash dividend on its common stock by 25 percent to $.25 per share from $.20 per share, effective with the second quarter 1998 dividend payable on May 29, 1998.

         On December 7, 1997, First American entered into a definitive agreement providing for the merger of Deposit Guaranty Corp. ("Deposit Guaranty") into First American. Terms of the agreement provide for Deposit Guaranty shareholders to receive 1.17 shares of First American's common stock for each outstanding share of Deposit Guaranty common stock in a transaction to be accounted for as a pooling-of-interests. Deposit Guaranty is a financial services holding company headquartered in Jackson, Mississippi. At March 31, 1998, Deposit Guaranty had total assets of $7.2 billion and total shareholders' equity of $648.4 million. Deposit Guaranty had 174 banking offices in Mississippi, Louisiana, Arkansas, and Tennessee and mortgage offices in Oklahoma, Nebraska, Texas, Indiana, and Iowa at March 31, 1998. The transaction is expected to be completed during the second quarter of 1998.

         Effective January 1, 1997, First American acquired Hartsville Bancshares, Inc. ("Hartsville"), a bank holding company with $90 million in assets, by exchanging approximately 350,000 shares of the Corporation's common stock for all of the outstanding shares of Hartsville. Hartsville had five branches in Middle Tennessee and operated under the name CommunityFirst Bank. Immediately following the merger of Hartsville with and into First American, CommunityFirst Bank was merged with and into First American National Bank ("FANB"), the principal subsidiary of First American. The acquisition was accounted for as a purchase.

         On April 3, 1998, First American completed the sale of three branches in Virginia with total deposits of approximately $38 million for a gain of approximately $2.7 million. The sale of the three branches were a part of the implementation of First American's Distribution Management System ("DMS") which is designed to reconfigure First American's distribution system to determine the best mix of distribution alternatives for clients and to maximize return on capital investment.

         On April 22, 1998, First American entered into a definitive agreement to merge Peoples Bank of Dickson ("Peoples Bank") into First American in a transaction valued at approximately $48 million. Peoples Bank is a $135 million asset bank headquartered in Dickson, Tennessee, with six banking offices in Middle Tennessee. Terms of the agreement provide for Peoples Bank shareholders to receive 3.7 shares of First American's common stock for each outstanding share of Peoples Bank in a transaction to be accounted for as a pooling-of-interests. The transaction is subject to shareholder and regulatory approval and is expected to close before year-end 1998.

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME

         Net interest income on a taxable equivalent basis represented 60 percent of total revenues in both the first quarter of 1998 and the first quarter of 1997. For purposes of this discussion, total revenues consist of the sum of net interest income and noninterest income. Net interest income is the difference between total interest income earned on earning assets such as loans and securities and total interest expense incurred on interest-bearing liabilities such as deposits. Net interest income on a taxable equivalent basis was $103.2 million in the first quarter of 1998, up $9.3 million, or 10 percent, from $93.9 million in the first quarter of 1997. The $9.3 million increase in net interest income resulted primarily from an increase in the volume of earning assets ($5.7 million net interest income impact) and an improvement in the net interest spread ($3.6 million net interest income impact). During the first quarter of 1998, average earning assets increased $602.6 million, or 7 percent, to $9.87 billion from $9.27 billion in the first quarter of 1997. The increase in average earning assets was essentially due to increases in loans ($486.2 million) and investment securities ($120.7 million). Interest-bearing liabilities averaged $8.38 billion during the first quarter of 1998, an increase of $564.8 million, or 7 percent, from $7.82 billion in the first quarter of 1997. During the first quarter of 1998 compared to the same period in 1997, interest-bearing deposits grew $196.5 million, or 3 percent, to $6.61 billion; federal funds purchased and securities sold under agreements to repurchase increased $180.2 million, or 20 percent, to $1.07 billion; and short-term borrowings increased $101.2 million, or 51 percent, to $301.6 million.

         The net interest spread contributed to the increase in net interest income by improving 16 basis points during the first quarter of 1998 compared to the first quarter of 1997. The net interest spread increased to 3.55 percent in the first quarter of 1998 from 3.39 percent in the first quarter of 1997 as average yields on earning assets increased 15 basis points while the average rate paid on interest-bearing liabilities decreased 1 basis point. The 15 basis point increase in the yield on earning assets to 8.12 percent from 7.97 percent was primarily due to an increase in the yield on loans to 8.59 percent in the first three months of 1998 from 8.46 percent in the first three months of 1997. Factors contributing to the increased yield on loans were increased yields on consumer and commercial loans, a portion of which reflects an increase in the contribution to interest income from derivatives that hedged loan yields and a higher average prime rate in 1998 compared to 1997. Factors contributing to the 1 basis point decrease in the average rate paid on interest-bearing liabilities to 4.57 percent from 4.58 percent were deposit pricing actions on money market, NOW, and regular savings accounts and a decrease in the expense involved in hedging the rates paid on interest-bearing deposits.

         As net interest income increased and the net interest spread improved, the net interest margin increased 13 basis points to 4.24 percent in the first quarter of 1998 from 4.11 percent in the first quarter of 1997.

NONINTEREST INCOME

         Total noninterest income represented 40 percent of total revenues in both the first quarter of 1998 and the first quarter of 1997. Total noninterest income increased $8.4 million, or 14 percent, to $70.1 million in the first quarter of 1998 from $61.8 million in the first quarter of 1997. Noninterest income, excluding net realized securities gains, totaled $69.0 million, an increase of $7.4 million, or 12 percent, from $61.6 million in the first quarter of 1997. The increase in noninterest income in the first quarter of 1998 over the first quarter of 1997 included a $2.9 million, or 10 percent, increase in investment services income; a $2.0 million, or 14 percent, increase in service charges on deposit accounts; and a $2.3 million, or 21 percent, increase in other income. The $2.9 million improvement in investment services income over the first quarter of 1997 resulted primarily from growth in retail brokerage commissions related to mutual funds, equities, and annuities sales associated with the operations of IFC Holdings, Inc. ("IFC"). The $2.0 million increase in service charges on deposit accounts is attributable to fee increases and product changes in conjunction with the utilization of a customer information system called VISION. Other income included a $.8 million increase in real estate fees resulting from an increased volume of mortgage loans originated. Excluding IFC, total noninterest income increased $4.9 million, or 14 percent.

NONINTEREST EXPENSE

         Total noninterest expense increased $8.6 million, or 9 percent, to $108.1 million for the first quarter of 1998 compared with $99.5 million for the same period in 1997. Contributing to the $8.6 million increase were noninterest expenses of IFC which rose $2.8 million primarily due to increases in subscribers' commissions related to IFC's brokerage activities. Excluding IFC, noninterest expense increased $5.8 million, or 8 percent.

         Significant changes from the first quarter of 1998 compared to the first quarter of 1997 in noninterest expense, exclusive of IFC, included increases in salaries and employee benefits, equipment expense, net foreclosed properties expense, and communication expense offset by a decrease in other general and administrative expenses. Explanations for the changes, exclusive of IFC, between the first quarter of 1998 compared to the first quarter of 1997 are outlined as follows:

- Salaries and benefits increased $3.5 million, or 8 percent, to $47.0 million from $43.5 million principally due to merit increases and incentive programs.

- Equipment expense increased $1.1 million, or 24 percent, to $5.8 million from $4.7 million as the result of an increase in personal computer rental expense and a greater usage of computer maintenance contracts specifically related to automated teller machines ("ATMs"). Additional ATMs (the number of ATMs increased by 67, or 17 percent, to 451 at March 31, 1998, from 384 at March 31, 1997) were added during 1997 as part of the implementation of lower-priced yet more convenient, distribution alternatives.

- Net foreclosed properties expense increased $.7 million to $39 thousand from $.6 million of net foreclosed properties income.

- Communication expense increased $.6 million, or 18.1 percent, to $3.6 million from $3.0 million due to higher expenditures for telecommunications.

         First American's productivity ratio in the traditional banking business improved to 55.14 percent for the first quarter of 1998 compared to 56.88 percent for the first quarter of 1997. The improvement in the productivity ratio means that the Corporation spent $1.74 less to generate $100 of bank revenue during the first three months of 1998 compared to the same time period last year.

         As discussed in detail in the Corporation's 1997 Annual Report, First American has adopted a broad-based approach designed to encompass total systems and non-systems environments in addressing the "Year 2000" issue. First American is meeting the objectives as defined in its Year 2000 work plan initiative in accordance with the established timeline. First American continues to expect to be substantially Year 2000 compliant by the end of 1998 and that costs of the overall Year 2000 initiative will not exceed $5 million in the aggregate.

INCOME TAXES

         Income tax expense for the first quarter of 1998 and 1997 was $22.8 million and $21.1 million, respectively. The major factor for the 8 percent increase in income tax expense was the higher income before income taxes.

BALANCE SHEET REVIEW

ASSETS

         Total assets of First American rose $852.7 million, or 8 percent, to $11.06 billion at March 31, 1998, compared to $10.21 billion at March 31, 1997. The growth in total assets was primarily due to a $407.9 million, or 16 percent, increase in investment securities and a $162.5 million, or 2 percent, increase in loans net of unearned discount. During the first quarter of 1998, $229 million of mortgage loans were securitized and transferred to the investment securities portfolio. Of the $229 million mortgage loans that were securitized, $31 million was transferred to the available for sale securities portfolio and $198 million was transferred to the held to maturity securities portfolio. Excluding the effect of the $229 million mortgage loan securitization and transfer to investment securities and the purchase of $200 million of installment loans during the second quarter of 1997, loans net of unearned discount increased $191.9 million, or 3 percent, and investment securities increased $178.5 million, or 7 percent. Leading the growth in loans were consumer-other loans which increased $184.6 million, or 14 percent, primarily due to the purchase of $200 million of installment loans on June 30, 1997, and commercial loans which increased $146.0 million, or 5 percent. Consumer-amortizing mortgages decreased $218.5 million, or 12 percent; excluding the effect of the securitization and transfer to investment securities of $229 million of mortgage loans, consumer-amortizing mortgages increased $11.0 million, or .6 percent. Also contributing to asset growth were increases in other assets ($101.9 million), cash and due from banks ($63.9 million), and time deposits with other banks ($46 million).

         Total assets of First American increased $189.8 million from $10.87 billion at December 31, 1997, to $11.06 billion at March 31, 1998. The increase in total assets from December 31, 1997, to March 31, 1998, was primarily due to a $431.7 million increase in investment securities offset by a $305.3 million decrease in loans net of unearned discount. Also contributing to asset growth were increases in other assets ($70.7 million) and time deposits with other banks ($61.6 million) offset by a decrease in federal funds sold and securities purchased under agreements to resell ($90.5 million). Excluding the effect of the $229 million mortgage loan securitization and transfer to investment securities, investment securities increased $202.2 million and loans decreased $75.8 million from year end 1997 to March 31, 1998. Balances in all categories of loans, with the exception of real estate-construction which increased $12.3 million, declined slightly from December 31, 1997, to March 31, 1998.

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

         The allowance for loan losses was $114.9 million at March 31, 1998, $122.6 million at March 31, 1997, and $115.4 million at December 31, 1997. The allowance for loan losses was 1.66 percent and 1.82 percent of net loans at March 31, 1998, and 1997, respectively, and 1.60 percent of net loans at December 31, 1997. In the first quarter of 1998, the allowance was increased by a provision of $4 million and decreased by net charge-offs of $4.5 million compared to no provision and net charge-offs of $1.4 million in the first quarter of 1997. Net charge-offs as a percentage of average loans on an annualized basis amounted to .26 percent and .09 percent, respectively, in the first quarters of 1998 and 1997. Activity in the allowance for loan losses in the first quarter of 1997 also included a $.7 million increase due to the January 1, 1997, acquisition of Hartsville.

ASSET QUALITY

         First American's nonperforming assets (excluding loans 90 days past due on accrual status) were $19.1 million at March 31, 1998, $15.8 million at March 31, 1997, and $18.6 million at December 31, 1997. Nonperforming assets (excluding loans 90 days past due on accrual status) at March 31, 1998, represented .28 percent of total loans and foreclosed properties, compared to
 .23 percent at March 31, 1997, and .26 percent at December 31, 1997. At March 31, 1998, nonperforming assets consisted of $15.4 million of nonaccrual loans and $3.7 million of foreclosed properties.

         Other potential problem loans consist of loans that are currently not considered nonperforming but on which information about possible credit problems has caused management to doubt the ability of the borrowers to comply fully with present repayment terms. At March 31, 1998, such loans totaled approximately $47 million compared with $57 million at March 31, 1997, and $61 million at December 31, 1997. Depending on the economy and other factors, these loans and others, which may not be presently identified, could become nonperforming assets in the future.

LIABILITIES

         Total deposits increased $258.6 million, or 3 percent, to $8.06 billion at March 31, 1998 from $7.80 billion at March 31, 1997. Core deposits, which are defined as total deposits less certificates of deposit $100,000 and over and foreign deposits, were $7.03 billion at March 31, 1998, an increase of $70.8 million, or 1 percent, from $6.96 billion at March 31, 1997. Short-term borrowings increased $296.9 million, or 27 percent, to $1.38 billion at March 31, 1998, from $1.08 billion at March 31, 1997. The increase in short-term borrowings was primarily attributable to federal funds purchased from correspondent banks ($109.6 million); sweep repurchase agreements ($80.1 million), in which customer demand deposit account balances are swept into overnight interest earning accounts; and a reclassification from long- to short-term borrowings of $108.5 million variable rate and $5.5 million fixed rate advances from the Federal Home Loan Bank ("FHLB"). Long-term debt increased $86.2 million, or 27 percent, to $409.5 million at March 31, 1998, from $323.3 million at March 31, 1997, with most of the increase due to the addition of $200 million variable rate borrowings from the FHLB offset by $114 million of FHLB borrowings that were reclassified from long-term to short-term as discussed above.

         Total deposits increased $53.7 million, or 1 percent, from $8.01 billion at December 31, 1997 to $8.06 billion at March 31, 1998. Core deposits increased $63.3 million, or 1 percent from $6.96 billion at December 31, 1997, to $7.03 billion at March 31, 1998. Short-term borrowings increased $50.4 million from $1.33 billion at December 31, 1997.

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

         In conjunction with managing interest rate sensitivity, at March 31, 1998, First American had derivatives with notional values totaling $2.38 billion. These derivatives had a net positive fair value (unrealized net pre-tax gain) of $16.8 million. Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. At March 31, 1997, First American had derivatives with notional values totaling $1.15 billion. These derivatives had a net positive fair value (unrealized net pre-tax gain) of $2.7 million at March 31, 1997. The instruments utilized are noted in the following table along with their notional amounts and fair values at March 31, 1998 and 1997.

                                                                                                               Weighted
                                                                                                               Average
                                                                                    Weighted Average Rate      Maturity
                               Related Variable Rate               Notional       --------------------------   --------     Fair
(in thousands)                   Asset/Liability                    Amount          Paid          Received       Years      Value
-----------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 1998
  Interest rate swaps          Money market deposits              $  150,000      5.97%  (1)      5.68%  (2)      1.8     $   (78)
  Interest rate swaps          Available for sale securities         100,000      5.54   (1)      5.72   (2)      4.8       1,952
  Interest rate swaps          Loans                                 775,000      5.64   (2)      6.61   (1)      4.0      20,496
  Forward interest rate
     swaps                     Money market deposits                 600,000      6.46   (3)      5.65   (3)      1.0      (2,074)
  Forward interest rate        Available for sale
     swaps                       securities                          750,000      6.24   (4)      N/A    (4)      2.3      (3,516)
                                                                  ----------                                              -------
                                                                  $2,375,000                                              $16,780
===================================================================================================================================

March 31, 1997
  Interest rate swaps          Money market deposits              $  200,000      5.67%  (1)      5.53%  (5)      2.3     $ 3,804
  Interest rate swaps          Loans                                 350,000      5.55   (2)      6.65   (1)      4.5      (2,824)
  Forward interest rate        Available for sale
     swaps                       securities                          200,000      7.01   (6)      N/A    (6)      3.6        (117)
  Forward interest rate
     swaps                     Money market deposits                 400,000      6.27   (6)      N/A    (6)      1.5       1,857
                                                                  ----------                                              -------
                                                                  $1,150,000                                              $ 2,720
===================================================================================================================================

(1)      Fixed rate.

(2)      Variable rate which reprices quarterly based on 3-month LIBOR.

(3) Forward swap periods have become effective for $150 million and will begin at various dates during 1998 for $450 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR, repricing quarterly, but were unknown for $450 million of forward swaps at March 31, 1998, since the related forward swap periods had not yet begun.

(4) Forward swap periods begin at various dates during 1998. The rates paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR and reprice quarterly.

(5) Variable rate which reprices quarterly based on 3-month LIBOR, except for $25 million which reprices every 6 months based on 6-month LIBOR.

(6) Forward swap periods began at various dates during 1997, except for $100 million to begin in April 1998 related to available for sale securities. The rates paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR and reprice quarterly.

         As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities which offer more interest rate risk protection. At March 31, 1998, there were $1.5 million of deferred net gains related to terminated derivatives contracts, and there were $3.5 million of deferred net losses at March 31, 1997. Deferred gains and losses on off balance sheet derivative activities are recognized as interest income or interest expense over the original covered periods.

         Net interest income for the quarter ended March 31, 1998, was increased by derivative products income of $1.7 million. Net interest income for the quarter ended March 31, 1997, was increased by $.6 million derivative products income. The increase in derivative products net income in first quarter 1998 from first quarter 1997 was primarily due to actions taken later in 1997 to create a derivatives position more balanced between pay-fixed and receive-fixed interest rate swaps.

         Credit risk exposure due to off-balance-sheet hedging is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. As of March 31, 1998, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure. First American's net credit exposure on outstanding derivatives was $18.1 million on March 31, 1998. Given the credit standing of the counterparts to the derivative contracts, Management believes that this credit exposure is reasonable in light of its objectives.

CAPITAL POSITION

         Total shareholders' equity was $891.5 million, or 8.06 percent of total assets, at March 31, 1998, $854.1 million, or 8.37 percent of total assets, at March 31, 1997, and $908.7 million, or 8.36 percent of total assets, at December 31, 1997. Total shareholders' equity increased $37.4 million, or 4 percent, from March 31, 1997, to March 31, 1998, resulting principally from comprehensive income offset by common stock repurchases and dividends to shareholders. Total shareholders' equity decreased $17.2 million, or 2 percent, from December 31, 1997, which was primarily due to common stock repurchases and dividends to shareholders offset by comprehensive income.

         During the first quarter of 1998, First American declared cash dividends on its common stock of $.20 per common share compared to $.155 per common share in the first quarter of 1997, an increase of 29 percent. The dividend payout ratio was 30.30 percent in the first quarter of 1998 compared to
26.72 percent in the first quarter of 1997. On April 16, 1998, the First American Board of Directors increased the quarterly cash dividend on its common stock from $.20 per share to $.25 per share effective with the second quarter 1998 dividend payable on May 29, 1998, to shareholders of record on April 29, 1998.

         The Federal Reserve Board and the Office of the Comptroller of the Currency ("OCC") promulgate risk-based capital guidelines and regulations which require bank holding companies and national banks to maintain minimum capital ratios. As of March 31, 1998, the Corporation and FANB had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory rating. At March 31, 1998, the Corporation and FANB had total risk-based capital ratios of 11.17 percent and 10.81 percent, respectively, Tier I risk-based capital ratios of 8.80 percent and 9.56 percent, respectively, and Tier I leverage capital ratios of 7.39 percent and 8.12 percent, respectively. In order to be considered well capitalized, the total risk-based capital ratio must be a minimum of 10 percent, the Tier I risk-based capital ratio must equal or exceed 6 percent, and the Tier I leverage capital ratio must equal or exceed 5 percent.

         First American Federal Savings Bank ("FAFSB") is subject to capital requirements adopted by the Office of Thrift Supervision, which are similar but not identical to those issued by the Federal Reserve Board and the OCC. At March 31, 1998, FAFSB had ratios which exceeded the regulatory requirements to be classified as "well capitalized."

LIQUIDITY

         Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets include cash and cash equivalents (which consist of cash and due from banks, interest-bearing deposits in banks, and federal funds sold and securities purchased under agreements to resell) less Federal Reserve Bank reserve requirements in addition to trading account securities and securities that are estimated to mature within one year. Liquid assets totaled $1,003.4 million and $930.2 million at March 31, 1998, and 1997, respectively, which was approximately 10 percent of earning assets at both quarter ends. Available for sale securities maturing after one year, which had a balance of $1.97 billion at March 31, 1998, compared to $1.62 billion at March 31, 1997 can also be sold to meet liquidity needs. The overall liquidity position of First American is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 87 percent of total deposits at March 31, 1998, versus 89 percent at March 31, 1997.

         An additional source of liquidity is First American's three-year $70 million revolving credit agreement, which expired on March 31,1998, but was extended for 60 days. A new revolving credit agreement is in the process of negotiation. First American had no borrowings under the revolving agreement during 1998 or 1997.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The information called for by this item is incorporated by reference to
         Item 3 of the Registrant's annual report on Form 10-K for the year ended December 31, 1997, and Note 9 to the Corporation's Consolidated Financial Statements for the quarter ended March 31, 1998 included herein.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Number                      Description
         ------   ----------------------------------------------------
         3.1      Restated Charter of the Registrant currently in
                  effect as amended and corrected included herein.

         3.2 By-laws of the Registrant currently in effect as amended January 16, 1997, are incorporated herein by reference to Exhibit 3.2 of the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1996.

         11 Statement regarding computation of basic and diluted per share earnings is included in Note 7 to the Consolidated Financial Statements for the quarter ended March 31, 1998. See Part 1, Item 1.

         15 Letter regarding unaudited interim financial information from KPMG Peat Marwick LLP, dated April
                  16, 1998.

         27 Financial Data Schedule for interim year-to-date period ended March 31, 1998. (For SEC use only)

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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



                                    FIRST AMERICAN CORPORATION
                                    (Registrant)



                                    /s/  Dale W. Polley
                                    -----------------------------------------
                                    Dale W. Polley
                                    President and Principal Financial Officer

                                    Date:      April 30, 1998
                                         ------------------------------------