Form 10-Q
period 1998-06-30
FIRST AMERICAN CORP /TN/
filed 1998-08-11
CIK 36068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

         Common shares outstanding:  106,827,566 as of July 31, 1998.

                           FIRST AMERICAN CORPORATION
                                AND SUBSIDIARIES

                                      INDEX


Part I.     Financial Information                                             Page
--------------------------------                                              ----
Item 1      Financial Statements (unaudited)

            Consolidated Income Statements for the Three and Six
            Months Ended June 30, 1998 and June 30, 1997                        3

            Consolidated Balance Sheets as of June 30, 1998 and
            1997 and December 31, 1997                                          4

            Consolidated Statements of Changes in Shareholders'
            Equity for the Six Months Ended June 30, 1998
            and June 30, 1997                                                   5

            Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 1998 and June 30, 1997                        6

            Notes to Consolidated Financial Statements                          7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                12


Part II.   Other Information
----------------------------

Item 1      Legal Proceedings                                                  25

Item 4      Submission of Matters to a Vote of Security Holders                25

Item 5      Other Information                                                  26

Item 6      Exhibits and Reports on Form 8-K                                   26

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                           Three months Ended           Six Months Ended
                                                                                June 30                     June 30
                                                                          ----------------------    -----------------------
(in thousands, except per share amounts)                                    1998        1997            1998       1997
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                              $236,718     $232,508      $479,844     $460,485
   Interest and dividends on securities                                      81,277       66,757       151,601      136,565
   Interest on federal funds sold and securities purchased under
   agreements to resell                                                       1,208        1,183         2,594        2,985
   Interest on time deposits with other banks and other interest              1,229        1,296         2,435        2,468
---------------------------------------------------------------------------------------------------------------------------
       Total interest income                                                320,432      301,744       636,474      602,503
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits:
     NOW accounts                                                            10,391       10,203        19,653       20,437
     Money market accounts                                                   28,995       30,315        59,572       59,456
     Regular savings                                                          4,713        5,510         9,617       10,993
     Certificates of deposit under $100,000                                  36,701       39,387        74,284       79,593
     Certificates of deposit $100,000 and over                               19,360       15,416        37,033       30,133
     Other time and foreign                                                  11,385       11,580        22,764       22,992
---------------------------------------------------------------------------------------------------------------------------
       Total interest on deposits                                           111,545      112,411       222,923      223,604
---------------------------------------------------------------------------------------------------------------------------
   Interest on short-term borrowings                                         27,760       20,447        52,534       40,563
   Interest on long-term debt                                                 9,312        6,598        18,530       13,054
---------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                               148,617      139,456       293,987      277,221
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                         171,815      162,288       342,487      325,282
PROVISION FOR LOAN LOSSES                                                     5,000        1,875        11,000        3,750
---------------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses                  166,815      160,413       331,487      321,532
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
   Investment services income                                                42,849       30,000        78,035       61,711
   Service charges on deposit accounts                                       31,285       27,899        59,629       53,776
   Mortgage banking                                                          14,537        8,764        24,849       17,682
   Commissions and fees on fiduciary activities                              10,113        9,423        20,484       18,813
   Merchant discount fees                                                       964          900         1,764        1,790
   Net realized gain on sales of securities                                   1,462        1,160         3,143        1,392
   Trading account revenue                                                    2,102          914         4,059        2,520
   Other income                                                              18,458       16,566        36,248       30,822
---------------------------------------------------------------------------------------------------------------------------
       Total noninterest income                                             121,770       95,626       228,211      188,506
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
   Salaries and employee benefits                                            84,218       82,095       169,855      164,366
   Subscribers' commissions                                                  26,787       17,159        46,977       34,961
   Net occupancy expense                                                     12,461       11,736        24,622       23,299
   Equipment expense                                                         11,426       10,515        22,567       20,639
   Systems and processing expense                                             3,632        4,070         7,296        8,124
   Communication expense                                                      6,967        6,405        13,811       12,580
   Marketing expense                                                          5,182        5,550        10,223       10,083
   Supplies expense                                                           2,838        3,600         5,971        7,481
   Goodwill amortization                                                      4,224        4,040         8,448        7,809
   Restructuring and merger-related costs                                    72,043            -        72,043            -
   Other expenses                                                            23,762       20,208        45,373       40,981
---------------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                                            253,540      165,378       427,186      330,323
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                             35,045       90,661       132,512      179,715
Income tax expense                                                           15,927       33,391        51,408       65,802
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $ 19,118     $ 57,270      $ 81,104     $113,913
===========================================================================================================================
PER COMMON SHARE:
   Net income:
     Basic                                                                    $ .18        $ .54         $ .77        $1.06
     Diluted                                                                    .18          .53           .75         1.04
   Dividends declared                                                           .25          .20           .45         .355
===========================================================================================================================
Average common shares outstanding:
   Basic                                                                    105,634      106,234       105,275      107,330
   Diluted                                                                  107,896      108,790       107,645      109,642
===========================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                        June 30                December 31
                                                                              ---------------------------     -------------
(dollars in thousands, except share amounts)                                       1998         1997              1997
---------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                       $ 1,004,527  $   971,418       $   987,520
   Time deposits with other banks                                                      4,910       10,216            13,463
   Securities:
     Held to maturity (fair value $993,118, $901,600, and $723,228,
       respectively)                                                                 985,792      896,609           715,027
     Available for sale (amortized cost $4,891,346, $2,974,319, and
       $3,392,894, respectively)                                                   4,906,133    2,959,051         3,395,494
---------------------------------------------------------------------------------------------------------------------------
       Total securities                                                            5,891,925    3,855,660         4,110,521
---------------------------------------------------------------------------------------------------------------------------
   Federal funds sold and securities purchased under agreements to resell            104,250       98,066           189,542
   Trading account securities                                                        109,577       58,902            64,469
   Loans:
     Commercial                                                                    4,545,640    4,337,973         4,570,941
     Consumer--amortizing mortgages                                                2,185,333    2,767,501         2,783,097
     Consumer--other                                                               2,589,318    2,538,446         2,524,577
     Real estate--construction                                                       444,363      373,754           400,557
     Real estate--commercial mortgages and other                                   1,346,455    1,314,167         1,374,661
---------------------------------------------------------------------------------------------------------------------------
       Total loans                                                                11,111,109   11,331,841        11,653,833
     Unearned discount                                                               (12,079)     (13,730)          (12,101)
---------------------------------------------------------------------------------------------------------------------------
       Loans, net of unearned discount                                            11,099,030   11,318,111        11,641,732
     Allowance for loan losses                                                      (180,138)    (188,179)         (180,043)
---------------------------------------------------------------------------------------------------------------------------
       Total net loans                                                            10,918,892   11,129,932        11,461,689
---------------------------------------------------------------------------------------------------------------------------
   Premises and equipment, net                                                       340,994      340,176           362,047
   Other assets                                                                      684,526      624,541           645,185
---------------------------------------------------------------------------------------------------------------------------
       Total assets                                                              $19,059,601  $17,088,911       $17,834,436
===========================================================================================================================

LIABILITIES
   Deposits:
     Demand (noninterest-bearing)                                                $ 2,796,231  $ 2,625,471       $ 2,647,765
     NOW accounts                                                                  2,152,207    1,820,200         1,879,520
     Money market accounts                                                         2,713,875    2,794,487         2,875,958
     Regular savings                                                                 824,742      896,528           859,690
     Certificates of deposit under $100,000                                        2,767,410    2,961,095         2,929,845
     Certificates of deposit $100,000 and over                                     1,530,941    1,162,407         1,390,148
     Other time                                                                      700,319      712,330           718,349
     Foreign                                                                         155,810      131,938           104,182
---------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                             13,641,535   13,104,456        13,405,457
---------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings                                                           2,786,341    1,820,780         1,969,639
   Long-term debt                                                                    600,125      417,053           596,218
   Other liabilities                                                                 474,557      272,851           319,145
---------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                          17,502,558   15,615,140        16,290,459
---------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, $2.50 par value; authorized 200,000,000 shares; issued:
     106,731,706 shares at June 30, 1998; 106,434,503 shares at
     June 30, 1997; and 106,032,013 shares at December 31, 1997                      266,829      266,086           265,080
   Additional paid-in capital                                                        142,586      187,952           163,902
   Retained earnings                                                               1,171,319    1,044,176         1,126,803
   Deferred compensation on restricted stock                                         (33,543)     (15,091)          (13,341)
   Employee stock ownership plan obligation                                                -         (291)             (163)
---------------------------------------------------------------------------------------------------------------------------
     Realized shareholders' equity                                                 1,547,191    1,482,832         1,542,281
   Accumulated other comprehensive income (loss), net of tax                           9,852      (9,061)             1,696
---------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                  1,557,043    1,473,771         1,543,977
---------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $19,059,601  $17,088,911       $17,834,436
===========================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30,           COMMON                                          DEFERRED    EMPLOYEE    ACCUMULATED
   1997 AND JUNE 30, 1998           SHARES                                        COMPENSATION    STOCK        OTHER
                                    ISSUED                 ADDITIONAL                 ON       OWNERSHIP   COMPREHENSIVE
(dollars in thousands except per      AND       COMMON      PAID-IN     RETAINED   RESTRICTED     PLAN     INCOME (LOSS),
   share amounts)                 OUTSTANDING    STOCK      CAPITAL     EARNINGS     STOCK     OBLIGATION   NET OF TAX     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997           105,109,909   $262,775   $239,661  $  953,062    $ (2,066)   $   (443)    $(3,016)    $1,449,973
Comprehensive income:
   Net income                              -          -          -       113,913          -           -           -
   Other comprehensive loss, net
     of tax                                -          -          -           -            -           -       (6,045)
Comprehensive income                                                                                                        107,868
Issuance of common shares in
   connection with Employee Benefit
   Plans, net of discount on
   Dividend Reinvestment Plan          859,989      2,149     12,587         -            -           -           -          14,736
Issuance of shares of restricted
   common stock                        448,914      1,122     13,600         -       (14,722)         -           -             -
Repurchase of shares of common
   stock                            (5,000,996)   (12,502)  (135,328)        -            -           -           -        (147,830)
Issuance of common shares for
   purchase of Hartsville
   Bancshares, Inc.                    350,522        876      9,223         -            -           -           -          10,099
Issuance of common shares for
   acquisitions of pooled company    4,666,077     11,665     45,855      13,938                                             71,458
Amortization of deferred
   compensation on restricted stock        -          -          -           -         1,697          -           -           1,697
Reduction in employee stock
   ownership plan obligation               -          -          -           -            -          152          -             152
Cash dividends declared ($.355 per
   common share)                           -          -          -       (21,016)         -           -           -         (21,016)
Cash dividends declared by
   pooled company                          -          -          -       (15,721)         -           -           -         (15,721)
Tax benefit from stock option and
   award plans                             -          -        2,351           -          -           -           -           2,351
Other                                       88          1          3           -          -           -           -               4
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997             106,434,503   $266,086   $187,952  $1,044,176    $(15,091)   $   (291)    $ (9,061)   $1,473,771
===================================================================================================================================

Balance, January 1, 1998           106,032,013   $265,080   $163,902  $1,126,803    $(13,341)   $   (163)    $  1,696    $1,543,977
Comprehensive income:
    Net income                             -          -          -        81,104          -           -           -
    Other comprehensive income,
       net of tax                          -          -          -           -            -           -         8,138
Comprehensive income                                                                                                         89,242
Issuance of common shares in
    connection with Employee Benefit
    Plans, net of discount on
    Dividend Reinvestment Plan         510,298      1,276      7,828         -            -           -           -           9,104
Issuance of shares of restricted
    common stock                       500,148      1,250     22,239         -       (23,489)         -           -             -
Repurchase of shares of common
    stock                           (1,181,909)    (2,955)   (59,923)        -            -           -           -         (62,878)
Issuance of common shares for
    acquisition of pooled company      871,156      2,178      5,524      (1,206)         -           -            18         6,514
Amortization of deferred
    compensation on restricted stock       -          -          -           -         3,287          -           -           3,287
Reduction in employee stock
    ownership plan obligation              -          -          -           -            -          163          -             163
Cash dividends declared ($.45 per
    common share)                          -          -          -       (26,006)         -           -           -         (26,006)
Cash dividends declared by
    pooled company                         -          -          -        (9,384)         -           -           -          (9,384)
Tax benefit from stock option and
    award plans                            -          -        3,018         -            -           -           -           3,018
Other                                      -          -           (2)          8          -           -           -               6
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998             106,731,706   $266,829   $142,586  $1,171,319    $(33,543)      $  -      $  9,852    $1,557,043
===================================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                              Six Months Ended
                                                                                                   June 30
                                                                                         -------------------------
(in thousands)                                                                               1998           1997
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                               $ 81,104      $113,913
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                              11,000         3,750
       Depreciation and amortization of premises and equipment                                18,930        18,481
       Amortization of intangible assets                                                      17,136        14,284
       Other amortization, net                                                                 3,038           910
       Deferred income tax (benefit) expense                                                    (816)        8,111
       Net loss (gain) on sales and writedowns of other real estate owned                        469        (1,893)
       Net realized gains on sales of securities                                              (3,143)       (1,392)
       Net loss (gain) on sales and writedowns of premises and equipment                         589          (114)
       Net gain on sales of branches and other assets                                         (1,222)            -
       Change in assets and liabilities, net of effects from acquisitions:
         (Increase) decrease in mortgage loans held for sale                                (102,288)       15,097
         Increase in accrued interest receivable                                              (5,927)       (6,274)
         Increase (decrease) in accrued interest payable                                       5,410        (1,093)
         (Increase) decrease in trading account securities                                   (45,108)        3,698
         (Increase) decrease in other assets                                                 (62,089)       17,964
         Increase (decrease) in other liabilities                                            147,044       (87,914)
------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                          64,127        97,528
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Proceeds from sales of securities available for sale                                      723,864       983,537
   Proceeds from maturities of securities available for sale                                 846,959       283,769
   Purchases of securities available for sale                                             (3,025,212)     (977,622)
   Proceeds from maturities of securities held to maturity                                   288,087       157,981
   Purchases of securities held to maturity                                                     (868)      (85,058)
   Proceeds from sales of other real estate owned                                              3,540         8,032
   Acquisitions, net of cash and cash equivalents acquired                                    11,262        85,063
   Sales of branches and other assets                                                        (18,003)            -
   Net decrease (increase) in loans, net of repayments and sales                             138,793      (369,843)
   Proceeds from sales of premises and equipment                                               5,003           228
   Purchases of premises and equipment                                                        (1,964)      (33,399)
------------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by investing activities                            (1,028,539)       52,688
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                       158,293      (267,179)
   Net increase (decrease) in other short-term borrowings                                    817,118       (58,423)
   (Repayment to) advances from Federal Home Loan Bank                                        (1,624)      159,776
   Net repayment of other long-term debt                                                         (67)          (77)
   Issuance of common shares under Employee Benefit and Dividend
     Reinvestment Plans                                                                        9,104        14,736
   Repurchase of common stock                                                                (62,878)     (147,830)
   Tax benefit related to stock options                                                        3,018         2,351
   Cash dividends paid                                                                       (35,390)      (37,022)
------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                               887,574      (333,668)
------------------------------------------------------------------------------------------------------------------
   Decrease in cash and cash equivalents                                                     (76,838)     (183,452)
   Cash and cash equivalents, January 1                                                    1,190,525     1,263,152
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, June 30                                                        $1,113,687    $1,079,700
==================================================================================================================
Cash paid during the year for:
   Interest expense                                                                         $299,397      $278,314
   Income taxes                                                                               44,625        47,347
Non-cash transactions:
   Foreclosures                                                                                1,836         1,780
   Stock issued for acquisitions                                                               6,514        81,557
   Mortgage loans securitized and retained                                                   583,629             -
==================================================================================================================


See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    BASIS OF PRESENTATION
       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the banking industry.
       The interim consolidated financial statements should be read in conjunction with First American Corporation's (the "Corporation" or "First American") supplemental consolidated financial statements and include the accounts of Deposit Guaranty Corp. ("Deposit Guaranty") for all periods presented in accordance with the pooling-of-interests method of accounting for business combinations. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with the current year presentation. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

(2)    ACQUISITIONS
       Effective May 1, 1998, the Corporation completed the merger of Deposit Guaranty with and into the Corporation by exchanging approximately 48.7 million shares of First American common stock for all of the outstanding shares of Deposit Guaranty (based on an exchange ratio of 1.17 shares of First American common stock for each share of Deposit Guaranty common stock). Deposit Guaranty was a $7.2 billion asset financial services holding company headquartered in Jackson, Mississippi, with banking offices in Mississippi, Louisiana, Arkansas, and Tennessee, and mortgage offices in Oklahoma, Nebraska, Texas, Indiana, and Iowa. The transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated to include the results of Deposit Guaranty for all periods presented. Restructuring and merger-related costs, comprised primarily of investment banking, severance, and systems conversions costs, are expected to total approximately $72 million, net of tax, and will be recognized throughout 1998.
       In April 1998 and in conjunction with the Deposit Guaranty business combination, the number of authorized shares was increased from 100 million to 200 million.
       Net interest income, noninterest income and net income as originally reported by First American and Deposit Guaranty for the three months and the six months ended June 30, 1997 are presented in the table below:

                             Three Months Ended              Six Months Ended
                                  June 30                        June 30
                       -----------------------------   ------------------------------
                        First     Deposit               First     Deposit
(in thousands)         American  Guaranty   Combined   American   Guaranty   Combined
-------------          --------  --------   --------   --------   --------   --------
Net interest income    $93,549    $68,739   $162,288   $186,483   $138,799   $325,282
Noninterest income      62,839     32,787     95,626    124,590     63,916    188,506
Net income              35,341     21,929     57,270     69,371     44,542    113,913

       Bank mergers and acquisitions completed by First American since January 1, 1997, are presented in the following table (in millions):

                                                                                   Common
                                                                                   Shares     Cash      Accounting
       Financial Institution                  State        Date        Assets      Issued     Paid      Treatment
-------------------------------------------------------------------------------------------------------------------
Jefferson Guaranty Bancorp, Inc.                LA       Jan. 1997      $299         2.1      $10       Purchase
-------------------------------------------------------------------------------------------------------------------
Hartsville Bancshares, Inc.                     TN       Jan. 1997        90         0.4        -       Purchase
-------------------------------------------------------------------------------------------------------------------
First Capital Bancorp, Inc.                     LA       Mar. 1997       186         1.8        -       Pooling
-------------------------------------------------------------------------------------------------------------------
NBC Financial Corporation                       LA       July 1997        69         0.5        -       Purchase
-------------------------------------------------------------------------------------------------------------------
CitiSave Financial Corporation                  LA       Aug. 1997        75           -       19       Purchase
-------------------------------------------------------------------------------------------------------------------
Victory Bancshares, Inc.                        TN       Mar. 1998       131         0.9        -       Pooling
===================================================================================================================

       For the acquisitions accounted for as pooling-of-interests combinations, the results of operations have been included in the consolidated financial statements from the beginning of the year acquired or from the date of the acquisition when preacquisition amounts were not material. Prior year financial statements have not been restated since the changes would have been immaterial. For acquisitions accounted for as purchase business combinations, the results of operations have been included in the consolidated financial statements from the respective dates of acquisition. The purchase price in excess of the net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The proforma effect on prior earnings of such acquisitions is not significant.
       On June 1, 1997, the Corporation issued .8 million shares of its common stock in exchange for the 2 percent interest in Deposit Guaranty National Bank ("DGNB") owned by minority shareholders. With this acquisition the Corporation became the sole shareholder of DGNB.
       Pending business combinations announced during the first six months of 1998 are presented in the following table (dollars in millions):

                                                                               Anticipated
                                                 Assets          Exchange       Effective
  Financial Institution            State       at 6/30/98        Ratio (1)         Date
----------------------------------------------------------------------------------------------
Peoples Bank of Dickson              TN            $136            3.7:1       October 1, 1998
----------------------------------------------------------------------------------------------
Middle Tennessee Bank                TN             225          7.768:1       October 1, 1998
----------------------------------------------------------------------------------------------
CSB Financial Corporation            TN             145         9.7071:1       October 1, 1998
----------------------------------------------------------------------------------------------
Pioneer Bancshares                   TN           1,006           1.65:1      November 1, 1998
==============================================================================================

(1) Ratio of the number of shares of First American common stock to be exchanged for each share of common stock of the financial institution to be merged. These ratios are subject to adjustment in certain circumstances as provided in the respective merger agreements.

       The business combinations noted in the table above will be accounted for as pooling of interests and are subject to shareholder and regulatory approval.

(3)    NONPERFORMING ASSETS
       Nonperforming assets were as follows:

                                                                 June 30               December 31
                                                        ---------------------------------------------
(dollars in thousands)                                     1998           1997             1997
-----------------------------------------------------------------------------------------------------
Nonaccrual loans                                         $ 31,853       $ 37,597         $ 36,294
Foreclosed properties                                       7,021          8,074            7,023
-----------------------------------------------------------------------------------------------------
  Total nonperforming assets                             $ 38,874       $ 45,671         $ 43,317
=====================================================================================================
Loans on accrual past due 90 days or more                $ 26,445       $ 29,625         $ 26,875
=====================================================================================================
Nonperforming assets as a percent of loans
  and foreclosed properties (excluding loans
  on accrual past due 90 days or more)                        .35%           .40%             .37%
=====================================================================================================

(4)    ALLOWANCE FOR LOAN LOSSES
       Transactions in the allowance for loan losses were as follows:

                                                                          Six Months Ended June 30
                                                                    -----------------------------------
(in thousands)                                                             1998               1997
-------------------------------------------------------------------------------------------------------
Balance, January 1                                                       $180,043           $185,470
Provision charged to operating expenses                                    11,000              3,750
Allowance of business combinations, except Deposit Guaranty                 1,317              7,581
-------------------------------------------------------------------------------------------------------
                                                                          192,360            196,801
-------------------------------------------------------------------------------------------------------
Loans charged off                                                          27,296             22,368
Recoveries of loans previously charged off                                 15,074             13,746
-------------------------------------------------------------------------------------------------------
Net charge-offs                                                            12,222              8,622
-------------------------------------------------------------------------------------------------------
Balance, June 30                                                         $180,138           $188,179
=======================================================================================================

Allowance ratios were as follows:

                                                                            Six Months Ended June 30
                                                                       ---------------------------------
                                                                              1998              1997
--------------------------------------------------------------------------------------------------------
Allowance end of period to net loans outstanding                              1.62%            1.66%
Net charge-offs to average loans (annualized)                                  .22              .16
========================================================================================================

(5)    ACCOUNTING MATTERS
       Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was adopted by the Corporation on January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS No. 130.
       SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adoption of SFAS No. 131 will expand disclosures related to the consolidated financial statements. The Corporation adopted SFAS No. 131 on January 1, 1998 and is currently evaluating its operations to determine the appropriate disclosures with respect to SFAS No. 131.
       SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises and standardizes the disclosure requirements for employers' pensions and other postretirement benefits plans. This standard does not change the measurement or recognition of such plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods presented is required unless the information is not readily available, in which case, all available information and a description of the information not available shall be included in the notes to the financial statements. The disclosure requirements of SFAS No. 132 have been designed to provide information that is more comparable, understandable, and concise for the users of this information. The Corporation adopted SFAS 132 on January 1, 1998.
       SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting with the key criterion for hedge accounting being that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and shall not be applied retroactively to financial statements of prior periods. At this time, the Corporation is evaluating when and how it will adopt SFAS No. 133 as well as the possible impact of the statement on the Corporation's consolidated financial statements.

(6)    EARNINGS PER COMMON SHARE
       Basic earnings per share ("EPS") is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator). Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding adjusted to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

(7)    LEGAL AND REGULATORY MATTERS
       Following the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, Charter Federal Savings Bank ("Charter" or now "FAFSB"), brought an action against the Office of Thrift Supervision and the Federal Deposit Insurance Corporation seeking injunctive and other relief, contending that Congress' elimination of supervisory goodwill required rescission of certain supervisory transactions. The Federal District Court found in Charter's favor, but in 1992 the Fourth Circuit Court of Appeals reversed, and the U.S. Supreme Court denied Charter's petition for certiorari. In 1995, the Federal Circuit Court found in favor of another thrift institution in a similar case (Winstar Corp. v. United States) in which the association sought damages for breach of contract. Charter also filed suit against the United States Government ("Government") in the Court of Federal Claims based on breach of contract. Pending the Supreme Court's review of the Winstar decision, FAFSB's action was stayed. In July 1996, the Supreme Court affirmed the lower court's decision in Winstar. The stay was automatically lifted and FAFSB's suit is now proceeding. The Government filed a motion to dismiss the suit based on the prior Fourth Circuit decision, and FAFSB has filed a Motion for Partial Summary Judgment. These motions have not yet been decided by the Federal Claims Court.
       The value of FAFSB's claims against the Government, as well as their ultimate outcome, are contingent upon a number of factors, some of which are outside of FAFSB's control, and are highly uncertain as to substance, timing and the dollar amount of any damages which might be awarded should FAFSB finally prevail. Under the Agreement and Plan of Reorganization as amended by and between FAFSB and the Corporation, in the event that FAFSB is successful in this litigation, the FAFSB shareholders as of December 1, 1995, will be entitled to receive additional consideration equal in value to 50% of any recovery, net of all taxes and certain other expenses, including the costs and expenses of such litigation, received on or before December 1, 2000, subject to certain limitations in the case of certain business combinations. Such additional consideration, if any, is payable in the common stock of the Corporation, based on the average per share closing price on the date of receipt by FAFSB of the last payment constituting a recovery from the Government.
       DGNB is a defendant in a case in which the plaintiffs are beneficiaries of a trust for which DGNB is the trustee. In an amended complaint, the plaintiffs claim that DGNB was negligent in its dealings with the trust property, breached its trust duties by allegedly abusing its discretion and negligently handling trust assets, engaged in self dealing, and was grossly negligent in its handling of the trusts. The case seeks actual damages for waste of trust assets and loss of income and punitive damages, both in an unspecified amount to be proven at trial, and attorney fees and court costs. While the ultimate outcome of the lawsuit cannot be predicted with certainty, management denies all liability and believes that the ultimate resolution of this matter will not have a material effect on the Corporation's consolidated financial statements.
       DGNB is also a defendant in an action brought in Pike County, Mississippi by a land owner and a gaming corporation, alleging that DGNB and the two defendant casinos entered into an agreement, expressed or implied, to oppose an application to operate a casino on the Big Black River in Mississippi. The plaintiffs contend that DGNB used its influence to cause the Mississippi Gaming

Commission to deny the casino's application. The plaintiffs seek actual damages for injury to property and business in the total amount of $38 million and punitive damages in the amount of $200 million. DGNB denies all liability. It is the opinion of management and counsel that ultimate disposition of the case should not have a material effect on the Corporation's consolidated financial statements.
       Also, there are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS

       The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes of First American appearing within this report and by reference to the Corporation's supplemental consolidated financial statements and management's discussion and analysis contained in the Form 8-K filed on July 14, 1998.
       To the extent that statements in this discussion relate to the plans, objectives, or future performance of First American, these statements may be deemed to be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and the current economic environment. Actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.

OVERVIEW
       Effective May 1, 1998, the Corporation completed the merger of Deposit Guaranty with and into the Corporation by exchanging approximately 48.7 million shares of First American common stock for all of the outstanding shares of Deposit Guaranty. Deposit Guaranty was a $7.2 billion asset financial services holding company headquartered in Jackson, Mississippi, with banking offices in Mississippi, Louisiana, Arkansas, and Tennessee, and mortgage offices in Oklahoma, Nebraska, Texas, Indiana, and Iowa. The transaction was accounted for under the pooling-of-interests method of accounting for business combinations and, accordingly, the consolidated financial statements have been restated to include the results of Deposit Guaranty for all periods presented. In connection with the merger, restructuring and merger-related costs, which are comprised of investment banking, severance, and systems conversions costs, are expected to total approximately $72 million, net of tax, and will be recognized throughout 1998.
       Net income for the second quarter of 1998 was $19.1 million with both basic and diluted earnings per share at $.18. Excluding restructuring and merger-related costs of $49.8 million, net of tax, recognized in the second quarter of 1998, net income for the second quarter of 1998 was $68.9 million, up 20 percent from $57.3 million earned in the second quarter of 1997. Basic earnings per share, exclusive of the restructuring and merger-related costs, increased 20 percent, to $.65 from $.54 in the second quarter of 1997. Diluted earnings per share, exclusive of the restructuring and merger-related costs, increased 21 percent to $.64 from $.53 in the second quarter of 1997. Excluding the restructuring and merger-related costs, return on average assets ("ROA") improved to 1.54 percent in the second quarter of 1998 compared to 1.37 percent in the second quarter of 1997 and return on average equity ("ROE") improved to
17.80 percent in the second quarter of 1998 compared to 15.82 percent in the second quarter of 1997.
       Net income for the six months ended June 30, 1998, was $81.1 million with basic earnings per share of $.77 and diluted earnings per share of $.75. Excluding after-tax restructuring and merger-related costs of $49.8 million, net income for the six months ended June 30, 1998, was $130.9 million, up 15 percent from $113.9 million earned during the first six months of 1997. Basic earnings per share, exclusive of the restructuring and merger-related costs, increased 17 percent to $1.24 during the first six months of 1998 compared to $1.06 during the first six months of 1997. Diluted earnings per share, exclusive of the restructuring and merger-related costs, rose 17 percent during the first six months of 1998 to $1.22 from $1.04 during the same time period last year. Excluding the restructuring and merger-related costs, ROA improved to 1.49 percent during the first six months of 1998 versus 1.37 percent during the first six months of 1997 and ROE increased to 17.16 percent compared to 15.54 percent.
       Effective March 23, 1998, First American acquired Victory Bancshares, Inc. ("Victory"), a bank holding company in West Tennessee with $131 million in assets by exchanging approximately 871 thousand shares of the Corporation's common stock for all of the outstanding shares of Victory. The acquisition was accounted for as a pooling of interests. Results of operations of Victory were included in the Corporation's financial statements from the date of acquisition, as prior amounts were not material.
NOTE 2 to the supplemental consolidated financial statements presents details of acquisition activity during 1997.
       On April 3, 1998, First American completed the sale of three branches in Virginia with total deposits of approximately $37 million for a pretax gain of $2.7 million. The sale of the three branches was a part of the implementation of First American's Distribution Management System ("DMS"), which is designed to reconfigure First American's distribution system to determine the best mix of distribution alternatives for clients and to maximize return on capital investment.
       On April 22, 1998, First American entered into a definitive agreement to merge Peoples Bank of Dickson ("Peoples Bank"), a $136 million asset bank headquartered in Dickson, Tennessee, with six banking offices in Middle Tennessee, into First American. Terms of the agreement provide for Peoples Bank shareholders to receive 3.7 shares of First American's common stock for each outstanding share of Peoples Bank common stock in a transaction to be accounted for as a pooling of interests. The transaction is subject to shareholder and regulatory approval and is expected to close in the fourth quarter of 1998.
       On May 26, 1998, First American entered into a definitive agreement to merge The Middle Tennessee Bank ("Middle Tennessee"), a $225 million asset bank headquartered in Columbia, Tennessee, with seven banking offices, into First American. Terms of the agreement provide for Middle Tennessee's shareholders to receive 7.768 shares of First American's common stock for each outstanding share of Middle Tennessee common stock in a transaction to be accounted for as a pooling of interests. The transaction is subject to shareholder and regulatory approval and is expected to close in the fourth quarter of 1998.
       On May 28, 1998, First American entered into a definitive agreement to merge Pioneer Bancshares Inc. ("Pioneer"), a $1 billion bank holding company headquartered in Chattanooga, Tennessee, into First American. Pioneer is the parent company of Pioneer Bank, Valley Bank, and Pioneer Bank f. s. b., a federal savings bank, with 34 banking offices in southeast Tennessee and northwest Georgia. Terms of the agreement provide for Pioneer's shareholders to receive 1.65 shares of First American's common stock for each outstanding share of Pioneer common stock in a transaction to be accounted for as a pooling of interests. The transaction is subject to shareholder and regulatory approval and is expected to close in the fourth quarter of 1998.
       On June 9, 1998, First American entered into a definitive agreement to merge CSB Financial Corporation ("CSB Financial"), a $145 million asset bank holding company headquartered in Kingston Springs, Tennessee, with four banking offices in Cheatham County, into First American. In addition to a community bank, CSB Financial subsidiaries include a lease financing subsidiary; a financial planning and insurance, annuity, mutual fund, and securities sales subsidiary; and a mobile home financing subsidiary. Terms of the agreement provide for CSB Financial's shareholders to receive approximately 927 thousand shares of First American's common stock in a transaction to be accounted for as a pooling of interests. The transaction is subject to shareholder and regulatory approval and is expected to close in the fourth quarter of 1998.
       Effective July 11, 1998, First American sold First Mortgage Corp., a mortgage subsidiary operating in Nebraska, Iowa, and Oklahoma, and recognized a pretax loss of approximately $2.4 million.
       On July 28, 1998, First American announced the signing of a definitive agreement to sell the corporate trust business of DGNB to The Bank of New York. The transaction is expected to close during the third quarter of 1998 and result in an estimated gain of $7 million. The sale will involve the transfer of approximately 900 bond trustee and agency relationships representing $8 billion in outstanding securities for municipalities and corporations located primarily in Mississippi and Louisiana.

INCOME STATEMENT ANALYSIS
NET INTEREST INCOME
SECOND QUARTER 1998 VERSUS SECOND QUARTER 1997
       Net interest income on a taxable equivalent basis represented 58 percent of total revenues in the second quarter of 1998 versus 63 percent in the second quarter of 1997. For purposes of this discussion, total revenues consist of the sum of net interest income on a taxable equivalent basis and noninterest income. Net interest income is the difference between total interest income earned on earning assets such as loans and securities and total interest expense paid on interest-bearing liabilities such as deposits. Net interest income on a taxable equivalent basis was $174.5 million in the second quarter of 1998, up $9.7 million, or 6 percent, from $164.8 million in the second quarter of 1997. The $9.7 million increase in net interest income resulted primarily from an increase in the volume of earning assets ($11.6 million net interest income impact) offset by a slight decrease in the net interest spread ($1.9 million net interest income impact).
       During the second quarter of 1998, average earning assets increased $1.07 billion, or 7 percent, to $16.24 billion from $15.17 billion in the second quarter of 1997. The increase in average earning assets was essentially due to increases in investment securities ($937.5 million, or 23 percent) and loans ($147.6 million, or 1 percent). Approximately half of the increase in investment securities was due to the effect of the securitization and retention of a total of $584 million of mortgage loans during the first six months of 1998. Excluding the effect of these mortgage loan securitizations and transfers to investment securities, average investment securities increased $456.1 million, or 11 percent. The change in average loans was impacted by mortgage loan securitizations, loan purchases, loan sales, and business combinations except Deposit Guaranty; excluding the effect of the above items, average loans increased $319.9 million, or 3 percent, during the second quarter of 1998 over the second quarter of 1997. Interest-bearing liabilities averaged $13.51 billion during the second quarter of 1998, an increase of $879.1 million, or 7 percent, from $12.63 billion in the second quarter of 1997. Contributing to the growth in interest-bearing liabilities during the second quarter of 1998 compared to the same period in 1997 were increases in federal funds purchased and securities sold under agreements to repurchase ($468.7 million, or 34 percent); interest-bearing deposits ($258.4 million, or 2.5 percent); and long-term debt ($107.3 million, or 25 percent).
       The net interest spread decreased to 3.57 percent in the second quarter of 1998 from 3.61 percent in the second quarter of 1997 as the average yield on earning assets decreased 6 basis points while the average rate paid on interest-bearing liabilities decreased 2 basis points. The 6 basis point decrease in the yield on earning assets to 7.98 percent from 8.04 percent was essentially due to a decrease in the yield on investment securities from 6.84 percent to 6.75 percent offset by an increase in the yield on loans from 8.51 percent to 8.55 percent. The external interest rate environment significantly impacts the rates that First American earns on investment securities, charges for loans, and pays on interest-bearing liabilities. For example, yields on purchases of investment securities are impacted by yields on U.S. treasuries. A major factor contributing to the decreased yield on investment securities was the purchase of investment securities during the second quarter of 1998 in a lower long-term interest rate environment compared to the second quarter of 1997. Factors contributing to the 2 basis point decrease in the average rate paid on interest-bearing liabilities to 4.41 percent from 4.43 percent were deposit pricing actions offset by deposit mix changes and increases in the rates paid on certificates of deposit $100,000 and over and other interest-bearing nondeposit funds.
       As the net interest spread declined, the net interest margin decreased 5 basis points to 4.31 percent in the second quarter of 1998 from 4.36 percent in the second quarter of 1997. The decline in the net interest margin was attributable to a change in the mix of earning assets and competitive pressures resulting in more reliance on noncore interest-bearing liabilities to fund earning assets.

FIRST SIX MONTHS OF 1998 VERSUS FIRST SIX MONTHS OF 1997
       Net interest income on a taxable equivalent basis represented 60 percent of total revenues in the first six months of 1998 versus 64 percent in the first six months of 1997. Net interest income on a taxable equivalent basis was $347.9 million in the first six months of 1998, up $17.3 million, or 5 percent, from $330.6 million in the first six months of 1997. The $17.3 million increase in net interest income resulted primarily from an increase in the volume of earning assets ($17.9 million net interest income impact) offset by a slight decrease in the net interest spread ($.6 million net interest income impact).
       During the first six months of 1998, average earning assets increased $850.5 million, or 6 percent, to $16.08 billion from $15.23 billion in the first six months of 1997. The increase in average earning assets was essentially due to increases in investment securities ($485.8 million, or 12 percent) and loans ($395.3 million, or 4 percent). Approximately half of the increase in investment securities was due to the effect of the securitization of a total of $584 million of mortgage loans during the first six months of 1998. Excluding the effect of these mortgage loan securitizations, average investment securities increased $238.5 million, or 6 percent. The change in average loans was impacted by mortgage loan securitizations, loan purchases, loan sales, and business combinations except Deposit Guaranty; excluding the effect of the above items, average loans increased $398 million, or 4 percent, during the first six months of 1998 over the first six months of 1997. Interest-bearing liabilities averaged $13.39 billion during the first six months of 1998, an increase of $734.5 million, or 6 percent, from $12.66 billion in the first six months of 1997. During the first six months of 1998 compared to the same period in 1997, federal funds purchased and securities sold under agreements to repurchase increased $349.3 million, or 25 percent, to $1.75 billion; interest-bearing deposits grew $176.8 million, or 2 percent, to $10.76 billion; and long-term debt increased $140.4 million, or 33 percent, to $561.9 million.
       The net interest spread declined 1 basis point in the first six months of 1998 to 3.62 percent from 3.63 percent in the first six months of 1997 as the average yield on earning assets remained at 8.05 percent for both the first six months of 1998 and 1997 while the average rate paid on interest-bearing liabilities increased 1 basis point.
       As the net interest spread declined, the net interest margin decreased 2 basis points to 4.36 percent in the first six months of 1998 from 4.38 percent in the first six months of 1997. The slight decline in the net interest margin was attributable, in part, to a change in the mix of earning assets and competitive pressures which resulted in an increase in the percentage of certificates of deposit $100,000 and over, federal funds purchased and repurchase agreements, and long-term debt funding average earning assets during the first six months of 1998 than in the first six months of 1997.

PROVISION FOR LOAN LOSSES
       This topic is addressed under the caption, "Allowance and Provision for Loan Losses."

NONINTEREST INCOME
SECOND QUARTER 1998 VERSUS SECOND QUARTER 1997
       Total noninterest income represented 42 percent of total revenues in the second quarter of 1998 compared with 37 percent in the second quarter of 1997. Total noninterest income increased $26.2 million, or 27 percent, to $121.8 million in the second quarter of 1998 from $95.6 million in the second quarter of 1997. Noninterest income, excluding net realized gains on sales of securities, totaled $120.3 million, an increase of $25.8 million, or 27 percent, from $94.5 million in the second quarter of 1997. Approximately half of the increase in noninterest income was attributable to investment services income, which increased $12.8 million, or 43 percent. IFC Holdings, Inc. ("IFC") contributed to substantially all of the increase in investment services income as the result of growth in retail brokerage commissions related to mutual funds, equities, and annuities sales.

       Other categories of noninterest income with significant increases in the second quarter of 1998 over the second quarter of 1997 included mortgage banking income, service charges on deposit accounts, trading account revenue, and other income. Explanations for the changes in the second quarter of 1998 versus the second quarter of 1997 are outlined as follows:
- Mortgage banking income was up $5.8 million, or 66 percent, which was attributable to an increased volume of mortgage loans processed and $2.9 million of additional net gains on the sale of mortgage warehouse loans.
- The $3.4 million, or 12 percent, increase in service charges on deposit accounts reflected fee increases and product changes in conjunction with the utilization of a customer information system called VISION.
- Trading account revenue increased $1.2 million, or 130 percent, due to increased call writing activity.
- The increase of $1.9 million, or 11 percent, in other income from the previous year's second quarter was primarily attributable to a $2.7 million gain on the sale of three branches in Virginia and a $1 million increase in open-end nonloan fees (essentially due to interchange fees generated by the "Check Card" product) offset by a $2.4 million loss on the sale of First Mortgage's operations.

FIRST SIX MONTHS OF 1998 VERSUS FIRST SIX MONTHS OF 1997
       Total noninterest income increased $39.7 million, or 21 percent, to $228.2 million during the first six months of 1998 compared to $188.5 million during the first six months of 1997 and represented 40 percent of total revenues during the first half of 1998 compared to 37 percent during the first half of 1997. Noninterest income, excluding net realized gains on sales of securities, totaled $225.1 million during the first six months of 1998, an increase of $38 million, or 20 percent, from $187.1 million during the first half of 1997. Approximately half of the increase in noninterest income was attributed to investment services income, which increased $16.3 million, or 26 percent. IFC contributed 83 percent of the increase in investment services income as the result of growth in retail brokerage commissions related to mutual funds, equities, and annuities sales.
       Other categories of noninterest income with significant increases in the first six months of 1998 compared to the first six months of 1997 included mortgage banking income, service charges on deposit accounts, commissions and fees on fiduciary activities, trading account revenue, and other income. Explanations for the changes in the first six months of 1998 versus the first six months of 1997 are outlined as follows:
- The $7.2 million, or 41 percent, increase in mortgage banking income was attributable to an increased volume of mortgage loans processed and an additional net gain of $3.1 million on the sale of mortgage warehouse loans.
- Service charges on deposit accounts were up $5.9 million, or 11 percent, which reflected fee increases and product changes in conjunction with the utilization of a customer information system called VISION.
- Commission and fees on fiduciary activities increased $1.7 million, or 9 percent, principally as a result of an increase in the value of assets managed due to favorable market conditions.
- Trading account revenue was up $1.5 million, or 61 percent, due to increased call writing activity.
- The increase of $5.4 million, or 18 percent, in other income from the first half of 1997 was primarily attributable to a $2.7 million gain on the sale of three branches in Virginia, a $1.6 million gain in open-end nonloan fees (essentially due to interchange fees generated by the "Check Card" product), a $1 million increase in other corporate service fees (essentially due to automated teller ("ATM") surcharge fees resulting from non-First American customer's use of ATMs), an additional $.9 million gain recognized on the sale of First American's corporate trust assets to The Bank of New York in the fourth quarter of 1997 offset by a $2.4 million loss on the sale of First Mortgage's operations.

NONINTEREST EXPENSE
SECOND QUARTER 1998 VERSUS SECOND QUARTER 1997
       Total noninterest expense increased $88.1 million, or 53 percent, to $253.5 million for the second quarter of 1998 compared with $165.4 million for the same period in 1997. Noninterest expense in the second quarter of 1998 included $72 million of restructuring and merger-related costs comprised of $19.5 million of severance and retention costs, $19 million of investment banking fees, $15 million to establish a charitable foundation for the Deposit Guaranty markets, and $18.5 million of other expenses. Excluding the restructuring and merger-related costs, noninterest expense increased $16.1 million, or 10 percent.
       Significant changes in the second quarter of 1998 compared to the second quarter of 1997 in noninterest expense included increases in subscribers' commissions, salaries and benefits, equipment expense, and other expenses. Explanations for the changes between the second quarter of 1998 versus the second quarter of 1997 are outlined as follows:
- Subscribers' commissions increased $9.6 million, or 56 percent, due to increases in IFC's brokerage activities.
- Salaries and benefits increased only $2.1 million, or 3 percent. The change was attributable to increases in merit pay and incentive program expenses offset by decreases due to a reduction in the number of employees, which reflected synergies in connection with the merger with Deposit Guaranty.
- Equipment expense increased $.9 million, or 9 percent, due to an increase in equipment rental expense. The second quarter of 1998 reflected an increase in the rental of personal computers compared to the same time period last year.
- Other expenses were up $3.6 million, or 18 percent. Contributing to the $3.6 million increase were increases in intangibles amortization, consultant fees, and software expense. The increase in intangibles amortization of $2 million, or 28 percent, from $7.1 million to $9.1 million was primarily attributable to an increased portfolio of mortgage servicing rights and an increase in impairment reserves related to accelerated payments on the underlying loan portfolio. Consultant fees were up $.8 million, or 37 percent, from $2.1 million to $2.9 million due to various special projects designed to enhance efficiency, reduce costs, and provide better services. Software expense was up $.7 million, or 32 percent, from $2.2 million to $2.9 million reflecting an increase in software maintenance expense and amortization.
       First American's productivity ratio in the traditional banking business improved to 56.45 percent for the second quarter of 1998 compared to 59.69 percent for the second quarter of 1997. The improvement in the productivity ratio means that the Corporation spent $3.24 less to generate $100 of bank revenue during the second quarter of 1998 compared to the same time period last year.

FIRST SIX MONTHS OF 1998 VERSUS FIRST SIX MONTHS OF 1997
       Total noninterest expense increased $96.9 million, or 29 percent, to $427.2 million for the first six months of 1998 compared with $330.3 million for the same period in 1997. Noninterest expense in the first six months of 1998 included $72 million of restructuring and merger-related costs. Excluding the restructuring and merger-related costs, noninterest expense increased $24.8 million, or 8 percent.

       Significant changes in the first six months of 1998 compared to the first six months of 1997 in noninterest expense included increases in subscribers' commissions, salaries and employee benefits, equipment expense, net occupancy expense, communication expense, and other expenses. Explanations for the changes in the first six months of 1998 versus the first six months of 1997 are outlined as follows:
- Subscribers' commissions increased $12 million, or 34 percent, due to increases in IFC's brokerage activities.
- Salaries and benefits increased only $5.5 million, or 3 percent. The change was attributable to increases in merit pay and incentive program expenses offset by decreases due to a reduction in the number of employees, which reflected synergies in connection with the merger with Deposit Guaranty.
- Equipment expense increased $1.9 million, or 9 percent, due to an increase in equipment rental expense. The first six months of 1998 reflected an increase in the rental of personal computers compared to the same time period last year.
- The increase in net occupancy expense of $1.3 million, or 6 percent, was attributable to increased rent and depreciation expenses. Rent expense was up due to increased leased space and rental rates. The increase in depreciation expense was attributable to branch improvements. In connection with First American's DMS, the branch system is being reconfigured to optimize distribution investment.
- Communication expense increased $1.2 million, or 10 percent, due to higher expenditures for telecommunications.
- Other expenses were up $4.4 million, or 11 percent. Contributing to the $4.4 million increase were increases in intangibles amortization, consultant fees, software expense, net foreclosed properties expense, and miscellaneous taxes. The increase in intangibles amortization of $2.9 million, or 20 percent, from $14.3 million to $17.2 million was primarily attributable to an increased portfolio of mortgage servicing rights and an increase in impairment reserves related to accelerated payments on the underlying loan portfolio. Consultant fees were up $1.5 million, or 46 percent, from $3.2 million to $4.7 million due to various special projects designed to enhance efficiency, reduce costs, and provide better services. Software expense was up $1.3 million, or 25 percent, from $5.1 million to $6.4 million, which reflected an increase in amortization expense. Net foreclosed properties expense increased $1.3 million from $1.7 million of foreclosed properties income to $.4 million of foreclosed properties income. Miscellaneous tax expense increased $1.2 million, or 32 percent, from $3.7 million to $4.9 million due to increased franchise taxes paid to states with nonbank operations.
       First American's productivity ratio in the traditional banking business improved to 57.15 percent during the first six months of 1998 compared to 59.77 percent during the first six months of 1997. The improvement in the productivity ratio means that the Corporation spent $2.62 less to generate $100 of bank revenue during the first six months of 1998 compared to the same time period last year.
       The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field, and are thereby able to differentiate between years in the twentieth and twenty-first centuries ending with the same two digits (e.g. 1900 and 2000). To address the Year 2000 issue, First American has adopted a broad-based approach designed to encompass First American's total environment.
       First American has appointed a project manager from its information technology ("IT") group and a project team comprised of managers from various areas of the organization to address the Year 2000 issue. Overseeing the project is a steering committee made up of senior management. The project team is responsible for evaluating Year 2000 impact to each area's products and systems, developing a plan for bringing those products and systems to compliant levels, and testing or verifying that compliance. Areas being addressed by the project team include:

    - Business Systems Applications--This involves Year 2000 remediation of application software that is used to perform specific business functions such as deposits or mortgage systems.
    - Technical Infrastructure--This involves Year 2000 remediation of the hardware and software environment used to run application software, and includes PC networks, telecommunications, mainframe computers, operating systems, and productivity software.
    - Credit Administration--In this area, the project team is reviewing the risk associated with Year 2000 status of the Corporation's clients and depositors.
    - Facilities Systems--This involves Year 2000 remediation of nonIT systems such as elevators, HVAC systems, security systems, lighting systems, and utilities.
    - Vendor and Third Party Assessment--In this area, the project team has conducted an inventory of the systems and products provided by third parties and has contacted the providers regarding the status of their Year 2000 compliance. This has been a broad-based effort including IT vendors, nonIT vendors, and public utilities.

       First American's project team is using a 5-phase approach in its Year 2000 project made up of awareness, assessment, remediation, validation, and implementation phases. For IT systems, all in-house programs were remediated as of December, 1997 and are now being tested for Year 2000 compliance. For vendor supplied systems, First American has contacted the suppliers and determined the compliance of these systems. Necessary upgrades to these systems are in process, but are not yet complete. The project team is in the process of testing the Corporation's vendor supplied systems, and anticipates having substantially completed the testing of all mission critical applications by the end of 1998. For nonIT systems, the project team has contacted vendors to establish the Year 2000 compliance of these products, and anticipates having substantially completed testing of these products by the end of 1998.

       First American estimates that the cost of its Year 2000 project will not exceed $5 million dollars in the aggregate and that the cost will not be material to earnings. Actual expenditures to date and anticipated future expenditures are within this estimate. First American management believes its approach to the Year 2000 issue to be comprehensive, and does not expect the Year 2000 issue to have a material impact on its results of operations, liquidity or financial condition. However, given the widespread nature of the problem, and the number of factors outside of the Corporation's direct control, management is continuously evaluating the risks associated with Year 2000. In order to help mitigate these risks, a Year 2000 element is being developed for the existing corporate contingency plan which will focus on mission critical systems (both IT and nonIT) that are believed to be at high risk for noncompliance.

INCOME TAXES
       During the second quarters of 1998 and 1997, income tax expense was $15.9 million (effective tax rate of 45.4%) and $33.4 million (effective tax rate of 36.8%), respectively. During the six months ended June 30, 1998, and June 30, 1997, income tax expense was $51.4 million (effective tax rate of 38.8%) and $65.8 million (effective tax rate of 36.6%), respectively. The major factor for the increase in the effective tax rates was from nondeductible restructuring and merger-related costs in connection with the business combination with Deposit Guaranty.

BALANCE SHEET REVIEW
ASSETS
       Total assets of First American rose $1.97 billion, or 12 percent, to $19.06 billion at June 30, 1998, compared to $17.09 billion at June 30, 1997. The growth in total assets was primarily due to a $2.04 billion, or 53 percent, increase in investment securities. Excluding the effect of the securitizations and retention of mortgage loans, investment securities increased $1.45 billion, or 38 percent, between June 30, 1998, and June 30, 1997. Loans net of unearned discount decreased $219.1 million, or 2 percent, between June 30, 1998, and June 30, 1997; excluding the effect of securitizations, sales, and business combinations except Deposit Guaranty, loans net of unearned discount increased $255.5 million, or 2 percent. Excluding the effect of securitizations, sales, and business combinations except Deposit Guaranty, average loans increased $398 million, or 4 percent, during the first six months of 1998 compared to the first six months of 1997. Also contributing to asset growth were increases in trading account securities ($50.6 million, or 86 percent) which reflected an increase in call writing activity, other assets ($60 million, or 10 percent), and cash and due from banks ($33.1 million, or 3 percent).
       Total assets of First American increased $1.23 billion, or 7 percent, from $17.83 billion at December 31, 1997, to $19.06 billion at June 30, 1998. The increase in total assets from December 31, 1997, to June 30, 1998, was primarily due to a $1.78 billion, or 43 percent, increase in investment securities offset by a $542.7 million, or 5 percent, decrease in loans net of unearned discount. Excluding the effect of securitizations and retention of mortgage loans during the first six months of 1998, investment securities increased $1.20 billion, or 29 percent, from December 31, 1997, to June 30, 1998. Loans net of unearned discount decreased $542.7 million, or 5 percent, during the first six months of 1998; excluding the effect of securitizations, sales, and business combinations except Deposit Guaranty, loans net of unearned discount decreased $48.5 million, or .4 percent. Trading account securities increased $45.1 million, or 70 percent, from December 31, 1997, to December 31, 1998, due to increased call writing activity.

ALLOWANCE AND PROVISION FOR LOAN LOSSES
       Management's policy is to maintain the allowance for loan losses at a level which is adequate to absorb estimated loan losses inherent in the loan portfolio. The provision for loan losses is a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance at an appropriate level. Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision.
       The allowance for loan losses was $180.1 million at June 30, 1998, $188.2 million at June 30, 1997, and $180 million at December 31, 1997. The allowance for loan losses was 1.62 percent and 1.66 percent of net loans at June 30, 1998, and 1997, respectively, and 1.55 percent of net loans at December 31, 1997.
       In the second quarter of 1998, the allowance was increased by a provision of $5 million and decreased by net charge-offs of $5.3 million compared to a provision of $1.9 million and net charge-offs of $5.7 million in the second quarter of 1997. Net charge-offs as a percentage of average loans on an annualized basis amounted to .19 percent and .21 percent, respectively, in the second quarters of 1998 and 1997.
       During the first six months of 1998, the allowance was increased by a provision of $11 million and reduced by net charge-offs of $12.2 million compared to a provision of $3.8 million and net charge-offs of $8.6 million in the first six months of 1997. For the six months ended June 30, 1998, and 1997, activity in the allowance for loan losses also included increases of $1.3 million and $7.6 million, respectively, which consisted of the allowance of business combinations except Deposit Guaranty. Net charge-offs as a percentage of average loans on an annualized basis amounted to .22 percent and .16 percent, respectively, for the six months ended June 30, 1998, and 1997.

ASSET QUALITY
       First American's nonperforming assets (excluding loans 90 days or more past due on accrual status) were $38.9 million at June 30, 1998, $45.7 million at June 30, 1997, and $43.3 million at December 31, 1997. Nonperforming assets (excluding loans 90 days or more past due on accrual status) at June 30, 1998, represented .35 percent of total loans and foreclosed properties, compared to
 .40 percent at June 30, 1997, and .37 percent at December 31, 1997. At June 30, 1998, nonperforming assets consisted of $31.9 million of nonaccrual loans and $7 million of foreclosed properties.

       Other potential problem loans consist of loans that are currently not considered nonperforming but on which information about possible credit problems has caused management to doubt the ability of the borrowers to comply fully with present repayment terms. At June 30, 1998, such loans totaled approximately $98.4 million. Depending on the economy and other factors, these loans and others, which may not be presently identified, could become nonperforming assets in the future.

LIABILITIES
       Total deposits increased $537.1 million, or 4 percent, to $13.64 billion at June 30, 1998, from $13.10 billion at June 30, 1997. Excluding the effect of business combinations except Deposit Guaranty and dispositions, total deposits increased $337.8 million, or 3 percent, between June 30, 1998, and June 30, 1997. Average deposits for the first six months of 1998 compared to the first six months of 1997 increased 3 percent; excluding the effect of business combinations and dispositions, average deposits increased 1 percent. Short-term borrowings increased $965.6 million, or 53 percent, to $2.79 billion at June 30, 1998, from $1.82 billion at June 30, 1997, which was primarily due to an increase in federal funds purchased and securities sold under agreements to repurchase. The level of federal funds purchased and repurchase agreements can fluctuate significantly on a daily basis depending on funding need and availability of sources of funds to meet those needs. Long-term debt increased $183 million, or 44 percent, to $600.1 million at June 30, 1998, from $417.1 million at June 30, 1997, with most of the increase due to the addition of $285 million variable rate and $5.5 million fixed rate borrowings from the Federal Home Loan Bank ("FHLB") offset by $114 million of FHLB borrowings ($108.5 million of variable rate and $5.5 million of fixed rate) that were reclassified from long-term debt to short-term borrowings. Competitive pressures resulted in an increased reliance on noncore sources of funds during the first half of 1998 compared to the first half of 1997.
       Total deposits increased $236.1 million, or 2 percent, from $13.41 billion at December 31, 1997, to $13.64 billion at June 30, 1998. Short-term borrowings increased $816.7 million, or 41 percent, from $1.97 billion at December 31, 1997, which was primarily attributable to increases in federal funds purchased.

DERIVATIVE INSTRUMENTS
       First American has utilized off balance sheet derivative products for a number of years in managing its interest rate sensitivity. Generally, a derivative transaction is a payments exchange agreement whose value derives from an underlying asset or underlying reference rate or index. The use of noncomplex, nonleveraged derivative products has reduced the Company's exposure to changes in the interest rate environment. By using derivative products such as interest rate swaps and futures contracts to alter the nature of (hedge) specific assets or liabilities on the balance sheet (for example to change a variable to a fixed rate obligation), the derivative product offsets fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should produce close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products have enabled First American to improve its balance between interest-sensitive assets and interest-sensitive liabilities by managing interest rate sensitivity, while continuing to meet the lending and deposit needs of its customers.
       In conjunction with managing interest rate sensitivity, at June 30, 1998, First American had derivatives with notional values totaling $3.28 billion. These derivatives had a net positive fair value (unrealized net pretax gain) of $12.3 million. Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. At June 30, 1997, First American had derivatives with notional values totaling

$2.26 billion. These derivatives had a net positive fair value (unrealized net pretax gain) of $8.2 million at June 30, 1997. The instruments utilized are noted in the following table along with their notional amounts and fair values at June 30, 1998 and 1997.


                                                                                                        Weighted
                                                                                                         Average
                                                                       Weighted Average Rate            Maturity
                           Related Variable Rate        Notional      ----------------------------      --------         Fair
(in thousands)                Asset/Liability            Amount         Paid            Received          Years         Value
-------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1998
  Interest rate swaps     Money market deposits        $  150,000      5.97%(1)          5.69%(2)          1.6        $   (234)
  Interest rate swaps     Available for sale securities   100,000      5.54 (1)          5.67 (2)          4.6             234
  Interest rate swaps     Available for sale securities    50,000      5.78 (2)          5.46 (8)          3.3            (613)
  Interest rate swaps     Loans                           825,000      5.69 (2)          6.61 (2)          3.9          20,577
  Interest rate swaps     FHLB borrowings                  85,000      6.33 (1)          5.70 (2)          6.2          (2,282)
  Interest rate swaps     Mortgages                        20,482      6.65 (1)          5.70 (9)          9.1            (683)
  Forward interest rate   Money market deposits
   swaps                                                  500,000      6.11 (3)          5.69 (3)          2.1            (938)
  Forward interest rate   Available for sale
   swaps                    securities                  1,300,000      6.10 (4)           N/A (4)          2.5          (4,888)
  Floors                  Loans                           250,000      5.45 (1)          6.00 (2)          2.9           1,119
                                                       ----------                                                     --------
                                                       $3,280,482                                                     $ 12,292
===============================================================================================================================

June 30, 1997
  Interest rate swaps     Money market deposits        $  250,000      5.80%(1)          5.79%(5)          1.7        $  2,337
  Interest rate swaps     Loans                           550,000      5.84 (5)          6.76 (1)          4.5           6,140
  Interest rate swaps     Long-term debt                  100,000      6.94 (1)          6.06 (10)          .3             494
  Interest rate swaps     Mortgages                        21,938      6.65 (1)          5.69 (9)         10.1              10
  Forward interest rate   Money market deposits           750,000      6.37 (6)          5.81 (6)           .7             772
   swaps
  Forward interest rate
   swaps                  Available for sale              200,000      7.10 (7)          5.84 (7)          3.4          (2,487)
  Floors                  Loans                           285,000      5.34 (1)          5.81 (2)          3.3             969
  Caps                    Certificates of deposit         100,000      6.88 (1)          5.87 (2)           .5              -
                                                       ----------                                                     --------
                                                       $2,256,938                                                     $  8,235
===============================================================================================================================

 (1) Fixed rate.
 (2) Variable rate which reprices quarterly based on 3-month LIBOR.
 (3) Forward swap periods have become effective for $100 million and will begin at various dates during 1998 and 1999 for $400 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR, repricing quarterly, but were unknown for $400 million of forward swaps at June 30, 1998, since the related forward swap periods had not yet begun.
 (4) Forward swap periods begin at various dates during 1998 and 1999. The rates paid are fixed and were set at the inception of the contracts. Variable rates are based on 3-month LIBOR and reprice quarterly.
 (5) Variable rate which reprices quarterly based on 3-month LIBOR, except for $25 million which reprices every 6 months based on 6-month LIBOR.
 (6) Forward swap periods have become effective for $100 million and will begin in September 1997 for $100 million, November 1997 for $200 million and June 1998 for $350 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR and reprice quarterly, but were unknown for $650 million of forward swaps at June 30, 1997 since the related forward swap period had not yet begun.
 (7) Forward swap periods have become effective for $100 million and will begin in April 1998 for $100 million. The rates to be paid are fixed and were set at the inception of the contracts. Variable rates to be received are based on 3-month LIBOR, repricing quarterly, but were unknown for $100 million of forward swaps at June 30, 1997, since the related forward swap periods had not yet begun.
 (8) Variable rate which reprices quarterly based on constant maturity treasury index less 16 basis points on $25 million, and less 12 basis points on $25 million.
 (9) Variable rate which reprices quarterly based on 1-month LIBOR.
(10) Variable rate which reprices quarterly based on 6-month LIBOR.

   As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities which offer more interest rate risk protection. At June 30, 1998, there were $1.7 million of deferred net gains related to terminated derivatives contracts, and there were $5.1 million of deferred net losses at March 31, 1997. Deferred gains and losses on off balance sheet derivative activities are recognized as interest income or interest expense over the original covered periods.

   Net interest income for the quarter ended June 30, 1998, was increased by derivative products income of $1.2 million. Net interest income for the quarter ended June 30, 1997, was increased by $.8 million derivative products income. The increase in derivative products net income in second quarter 1998 from second quarter 1997 was primarily due to actions taken later in 1997 to create a derivatives position more balanced between pay-fixed and receive-fixed interest rate swaps.
   Credit risk exposure due to off-balance-sheet hedging is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. As of June 30, 1998, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure. First American's net credit exposure on outstanding derivatives was $16.4 million on June 30, 1998. Given the credit standing of the counterparts to the derivative contracts, Management believes that this credit exposure is reasonable in light of its objectives.

CAPITAL POSITION
   Total shareholders' equity was $1.56 billion, or 8.17 percent of total assets, at June 30, 1998, $1.47 billion, or 8.62 percent of total assets, at June 30, 1997, and $1.54 billion, or 8.66 percent of total assets, at December 31, 1997. Total shareholders' equity increased $83.3 million, or 6 percent, from June 30, 1997, to June 30, 1998, resulting principally from comprehensive income (unrealized gains on securities available for sale) and issuance of shares for acquisitions and employee benefit plans offset by common stock repurchases and dividends to shareholders. Total shareholders' equity increased $13.1 million, or .8 percent, from December 31, 1997, to June 30, 1998, which was primarily due to comprehensive income and issuance of shares in connection with employee benefit plans offset by common stock repurchases and dividends to shareholders.
   During the second quarter of 1998, First American declared cash dividends on its common stock of $.25 per common share compared to $.20 per common share in the second quarter of 1997, an increase of 25 percent. Cash dividends for the first six months of 1998 were $.45 per share, an increase of 27 percent over the same time period last year. The dividend payout ratio was 138.89 percent (38.46 percent, exclusive of restructuring and merger-related costs) in the second quarter of 1998 compared to 37.04 percent in the second quarter of 1997. The dividend payout ratio for the six months ended June 30, 1998, and 1997, was
58.44 percent (36.29 percent, exclusive of restructuring and merger-related costs) and 33.49 percent, respectively.
   The Federal Reserve Board and the Office of the Comptroller of the Currency ("OCC") promulgate risk-based capital guidelines and regulations which require bank holding companies and national banks to maintain minimum capital ratios. As of June 30, 1998, the Corporation, First American National Bank ("FANB"), and DGNB had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory rating. At June 30, 1998, the Corporation, FANB, and DGNB had total risk-based capital ratios of 11.49 percent, 11.01 percent, and 12.54 percent, respectively; Tier I risk-based capital ratios of 9.52 percent, 9.76 percent, and 11.30 percent, respectively; and Tier I leverage capital ratios of 7.49 percent, 8.30 percent, and 8.62 percent, respectively. In order to be considered well capitalized, the total risk-based capital ratio must be a minimum of 10 percent, the Tier I risk-based capital ratio must equal or exceed 6 percent, and the Tier I leverage capital ratio must equal or exceed 5 percent.
   First American Federal Savings Bank ("FAFSB") is subject to capital requirements adopted by the Office of Thrift Supervision, which are similar but not identical to those issued by the Federal Reserve Board and the OCC. At
June 30, 1998, FAFSB had ratios which exceeded the regulatory requirements to be classified as "well capitalized."

LIQUIDITY
   Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets include cash and cash equivalents (which consist of cash and due from banks, interest-bearing deposits in banks, and federal funds sold and securities purchased under agreements to resell) less Federal Reserve Bank reserve requirements in addition to trading account securities and securities that are estimated to mature within one year. Liquid assets totaled $1.46 billion and $1.28 billion at June 30, 1998, and 1997, respectively, which was approximately 8.5 percent and 8.4 percent of earning assets, respectively. Available for sale securities maturing after one year, which can be sold to meet liquidity needs, had a balance of $4.57 billion at June 30, 1998, compared to $2.94 billion at June 30, 1997. The overall liquidity position of First American is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 88 percent of total deposits at June 30, 1998, versus 90 percent at June 30, 1997.
   An additional source of liquidity is First American's three-year $100 million revolving credit agreement which became effective in July 1998 and replaced the 1994 $70 million revolving credit agreement. First American had no borrowings under either agreement during 1998 or 1997.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            The information called for by this item is incorporated by reference to Item 3 of the Registrant's annual report on Form 10-K for the year ended December 31, 1997, and Note 7 to the Corporation's Consolidated Financial Statements for the quarter ended June 30, 1998 included herein.

Item 4.     Submission of Matters to a Vote of Security Holders

     (a)    An annual meeting of shareholders was held on April 16, 1998.

  (b)(c) At the annual meeting, the shareholders voted on the election of directors and two proposals. The description of each matter voted upon and a tabulation of votes is as follows:

            (1)   Election of directors.

                           Name                   For             Against         Abstain
                           ----                   ---             -------         -------
                  Reginald D. Dickson          50,357,736         154,061         217,936
                  Gene C. Koonce               50,386,758         124,729         217,936
                  Dale W. Polley               50,384,709         122,281         217,936
                  James F. Smith, Jr.          50,416,385          90,516         218,152
                  Cal Turner, Jr.              50,371,086         138,494         217,936
                  Ted H. Welch                 50,361,519         145,422         217,936
                  David K. Wilson              50,427,554          88,482         217,046

                  The name of each other director whose term of office as a director continued after the annual meeting is as follows:
                  (until 1999 meeting) Ernest W. Deavenport, Jr., Martha R. Ingram, James R. Martin, Roscoe R. Robinson, and William S. Wire, II; (until 2000 meeting) Dennis C. Bottorff, James A. Haslam, II, Walter G. Knestrick, Robert A. McCabe, Jr., Celia A. Wallace, and Toby S. Wilt.

            (2) Approval of the Agreement and Plan of Merger by and between First American and Deposit Guaranty Corp.

                            For                   Against                  Abstain
                            ---                   -------                  -------
                         41,960,567              1,386,463                 172,724

            (3) Approval of an amendment to the Restated Charter to increase the number of authorized shares of common stock of First American from 100 million to 200 million.

                            For                   Against                  Abstain
                            ---                   -------                  -------
                         41,845,808              1,452,142                 219,189

Item 5.     Other Information

            If First American does not receive notice at its principal offices on or before January 17, 1999 of a shareholder proposal for consideration at the 1999 annual meeting of shareholders, the proxies named by First American's Board of Directors with respect to that meeting shall have discretionary voting authority with respect to such proposal.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

             Number                                   Description
             ------           -------------------------------------------------------------
               3.1            Restated Charter of the Registrant currently in effect as
                              amended and corrected is incorporated herein by
                              reference to Exhibit 3.1 of the Registrant's Form
                              10-Q for the period ended March 31, 1998.

               3.2            By-laws of the Registrant currently in effect as amended July
                              16, 1998, are included herein.

              10              $100 million Credit Agreement dated July 17, 1998.

              11              Statement regarding computation of per share earnings is
                              included in Note 6 to the Consolidated Financial Statements for the quarter ended June 30, 1998.  See Part 1, Item 1.

              15              Letter regarding unaudited interim financial information from
                              KPMG Peat Marwick LLP dated July 16, 1998 included
                              herein.

              27.1 Financial Data Schedule for interim year-to-date period ended June 30, 1998 included herein.

              27.2 Restated Financial Data Schedule for interim year-to-date period ended June 30, 1997.

      (b)   Reports on Form 8-K

            (1) A report on Form 8-K dated May 11, 1998 was filed under Item 2 ("Acquisition or Disposition of Assets") and Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits) that includes as Exhibit 99 thereto the press release dated May 1, 1998 which announced the consummation of the merger of Deposit Guaranty Corp. into First American Corporation and the historical financial data for Deposit Guaranty Corp. as follows:
                      Independent Auditors' Report
                      Consolidated Statements of Condition at December 31, 1997,
                        and 1996
                      Consolidated Statements of Earnings for the Years ended
                        December 31, 1997, 1996, and 1995
                      Consolidated Statements of Changes in Stockholders' Equity
                        for the Years Ended December 31, 1997, 1996, and 1995
                      Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 1997, 1996, and 1995.

            (2) A report on Form 8-K dated July 14, 1998 was filed under Item 5 ("Other Events") that includes as Exhibit 99 thereto the following giving retroactive effect to the merger of Deposit Guaranty Corp. into First American Corporation on May 1, 1998 in a transaction accounted for as a pooling of interest:
                      Selected Financial Data
                      Management's Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk

                      Supplementary Financial Data
                      Independent Auditors' Report
                      Supplemental Consolidated Balance Sheets as of December 31, 1997 and 1996
                      Supplemental Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995
                      Supplemental Consolidated Statements of Changes in Shareholders' Equity for the Years ended December 31, 1997, 1996 and 1995
                      Supplemental Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
                      Notes to the Supplemental Consolidated Financial
                      Statements

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



                                     FIRST AMERICAN CORPORATION
                                     --------------------------
                                     (Registrant)



                                     /s/  Dale W. Polley
                                     -----------------------------------------
                                     Dale W. Polley
                                     President and Principal Financial Officer

                                     Date: August 11, 1998
                                           ----------------------------------