Form 10-Q
period 1998-09-30
FIRST AMERICAN CORP /TN/
filed 1998-11-13
CIK 36068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1998

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


         Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No      .
    -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding:  110,067,071 as of October 31, 1998.

                           FIRST AMERICAN CORPORATION
                                AND SUBSIDIARIES

                                      INDEX



Part I.     Financial Information                                             Page
--------------------------------                                              ----
Item 1      Financial Statements (unaudited)

            Consolidated Income Statements for the Three and Nine
            Months Ended September 30, 1998 and September 30, 1997              3

            Consolidated Balance Sheets as of September 30, 1998 and
            1997 and December 31, 1997                                          4

            Consolidated Statements of Changes in Shareholders'
            Equity for the Nine Months Ended September 30, 1998
            and September 30, 1997                                              5

            Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 1998 and September 30, 1997              6

            Notes to Consolidated Financial Statements                          7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                12

Item 3      Quantitative and Qualitative Disclosures about Market Risk         24


Part II.    Other Information
-----------------------------

Item 1      Legal Proceedings                                                  25

Item 6      Exhibits and Reports on Form 8-K                                   25

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                           Three Months Ended           Nine Months Ended
                                                                              September 30                September 30
                                                                       -------------------------    -----------------------
(in thousands, except per share amounts)                                    1998        1997            1998       1997
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                              $226,550     $244,200      $706,394     $704,685
   Interest and dividends on securities                                      97,720       64,026       249,321      200,591
   Interest on federal funds sold and securities purchased under
     agreements to resell                                                     1,253        1,332         3,847        4,317
   Interest on time deposits with other banks and other interest              1,408        1,351         3,843        3,819
---------------------------------------------------------------------------------------------------------------------------
       Total interest income                                                326,931      310,909       963,405      913,412
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits:
     NOW accounts                                                            10,508       10,436        30,161       30,873
     Money market accounts                                                   27,569       30,532        87,141       89,988
     Regular savings                                                          4,714        5,496        14,331       16,489
     Certificates of deposit under $100,000                                  35,527       39,893       109,811      119,486
     Certificates of deposit $100,000 and over                               20,326       16,322        57,359       46,455
     Other time and foreign                                                  11,928       11,720        34,692       34,712
---------------------------------------------------------------------------------------------------------------------------
       Total interest on deposits                                           110,572      114,399       333,495      338,003
---------------------------------------------------------------------------------------------------------------------------
   Interest on short-term borrowings                                         32,224       23,642        84,758       64,205
   Interest on long-term debt                                                12,813        7,121        31,343       20,175
---------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                               155,609      145,162       449,596      422,383
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                         171,322      165,747       513,809      491,029
PROVISION FOR LOAN LOSSES                                                     7,000        1,875        18,000        5,625
---------------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses                  164,322      163,872       495,809      485,404
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
   Investment services income                                                37,832       31,108       115,867       92,819
   Service charges on deposit accounts                                       33,454       28,721        93,083       82,497
   Mortgage banking                                                          11,021        8,048        35,870       25,730
   Commissions and fees on fiduciary activities                              10,669        9,874        31,153       28,687
   Merchant discount fees                                                     1,162          985         2,926        2,775
   Net realized gain on sales of securities                                   2,154        1,479         5,297        2,871
   Trading account revenue                                                    2,751          744         6,810        3,264
   Other income                                                              26,445       19,126        62,693       49,948
---------------------------------------------------------------------------------------------------------------------------
       Total noninterest income                                             125,488      100,085       353,699      288,591
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
   Salaries and employee benefits                                            78,895       82,802       248,750      247,168
   Subscribers' commissions                                                  22,444       18,165        69,421       53,126
   Net occupancy expense                                                     12,411       11,940        37,033       35,239
   Equipment expense                                                         10,803       10,993        33,370       31,632
   Systems and processing expense                                             3,864        3,980        11,160       12,104
   Communication expense                                                      6,791        6,310        20,602       18,890
   Marketing expense                                                          4,353        5,515        14,576       15,598
   Supplies expense                                                           2,527        3,726         8,498       11,207
   Goodwill amortization                                                      4,124        4,252        12,572       12,061
   Merger and integration costs                                              37,159            -       109,202            -
   Other expenses                                                            21,042       20,638        66,415       61,619
---------------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                                            204,413      168,321       631,599      498,644
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                             85,397       95,636       217,909      275,351
Income tax expense                                                           30,473       35,140        81,881      100,942
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $ 54,924     $ 60,496      $136,028     $174,409
===========================================================================================================================
PER COMMON SHARE:
   Net income:
     Basic                                                                    $ .52        $ .57         $1.29        $1.63
     Diluted                                                                    .51          .56          1.26         1.60
   Dividends declared                                                           .25          .20           .70         .555
===========================================================================================================================
Average common shares outstanding:
   Basic                                                                    105,839      106,190       105,465      106,946
   Diluted                                                                  107,801      108,393       107,698      109,222
===========================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                     September 30              December 31
                                                                              ---------------------------     -------------
(dollars in thousands, except share amounts)                                       1998         1997              1997
---------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                       $   855,815  $   948,261       $   987,520
   Time deposits with other banks                                                     18,114       13,186            13,463
   Securities:
     Held to maturity (fair value $1,845,928, $810,481, and $723,228,
       respectively)                                                               1,830,530      805,915           715,027
     Available for sale (amortized cost $4,588,508, $3,108,019, and
       $3,392,894, respectively)                                                   4,610,754    3,111,159         3,395,494
---------------------------------------------------------------------------------------------------------------------------
       Total securities                                                            6,441,284    3,917,074         4,110,521
---------------------------------------------------------------------------------------------------------------------------
   Federal funds sold and securities purchased under agreements to resell             35,542      110,351           189,542
   Trading account securities                                                         48,698       72,559            64,469
   Loans:
     Commercial                                                                    4,684,429    4,447,835         4,570,941
     Consumer--amortizing mortgages                                                1,570,368    2,783,776         2,783,097
     Consumer--other                                                               2,504,770    2,543,184         2,524,577
     Real estate--construction                                                       511,584      403,649           400,557
     Real estate--commercial mortgages and other                                   1,252,583    1,330,943         1,374,661
---------------------------------------------------------------------------------------------------------------------------
       Total loans                                                                10,523,734   11,509,387        11,653,833
     Unearned discount                                                               (11,180)     (11,067)          (12,101)
---------------------------------------------------------------------------------------------------------------------------
       Loans, net of unearned discount                                            10,512,554   11,498,320        11,641,732
     Allowance for loan losses                                                      (180,137)    (180,362)         (180,043)
---------------------------------------------------------------------------------------------------------------------------
       Total net loans                                                            10,332,417   11,317,958        11,461,689
---------------------------------------------------------------------------------------------------------------------------
   Premises and equipment, net                                                       343,443      354,251           362,047
   Other assets                                                                      788,259      694,309           645,185
---------------------------------------------------------------------------------------------------------------------------
       Total assets                                                              $18,863,572  $17,427,949       $17,834,436
===========================================================================================================================

LIABILITIES
   Deposits:
     Demand (noninterest-bearing)                                                $ 2,642,565  $ 2,579,572       $ 2,647,765
     NOW accounts                                                                  2,154,669    1,777,547         1,879,520
     Money market accounts                                                         2,613,471    2,796,889         2,875,958
     Regular savings                                                                 792,211      864,432           859,690
     Certificates of deposit under $100,000                                        2,672,579    2,987,590         2,929,845
     Certificates of deposit $100,000 and over                                     1,358,211    1,173,245         1,390,148
     Other time                                                                      723,781      732,177           718,349
     Foreign                                                                         248,489      114,510           104,182
---------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                             13,205,976   13,025,962        13,405,457
---------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings                                                           2,445,675    2,099,847         1,969,639
   Long-term debt                                                                  1,252,068      386,500           596,218
   Other liabilities                                                                 363,958      402,284           319,145
---------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                          17,267,677   15,914,593        16,290,459
---------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, $2.50 par value; authorized 200,000,000 shares; issued:
     106,937,996 shares at September 30, 1998; 106,131,209 shares at
     September 30, 1997; and 106,032,013 shares at December 31, 1997                 267,345      265,328           265,080
   Additional paid-in capital                                                        145,768      175,795           163,902
   Retained earnings                                                               1,199,518    1,084,824         1,126,803
   Deferred compensation on restricted stock                                         (30,943)     (14,645)          (13,341)
   Employee stock ownership plan obligation                                                -         (224)             (163)
---------------------------------------------------------------------------------------------------------------------------
     Realized shareholders' equity                                                 1,581,688    1,511,078         1,542,281
   Accumulated other comprehensive income, net of tax                                 14,207        2,278             1,696
---------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                  1,595,895    1,513,356         1,543,977
---------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $18,863,572  $17,427,949       $17,834,436
===========================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30,     COMMON                                           DEFERRED    EMPLOYEE   ACCUMULATED
   1997 AND SEPTEMBER 30, 1998      SHARES                                        COMPENSATION    STOCK       OTHER
                                    ISSUED                ADDITIONAL                   ON       OWNERSHIP COMPREHENSIVE
(dollars in thousands except per      AND       COMMON     PAID-IN    RETAINED      RESTRICTED     PLAN    INCOME (LOSS),
   share amounts)                 OUTSTANDING    STOCK     CAPITAL    EARNINGS        STOCK     OBLIGATION   NET OF TAX    TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997           105,109,909   $262,775   $239,661  $  953,062     $ (2,066)   $   (443)   $ (3,016)   $1,449,973
Comprehensive income:
   Net income                                -          -          -     174,409            -           -           -
   Other comprehensive income,
     net of tax                              -          -          -           -            -           -       5,294
Comprehensive income                                                                                                        179,703
Issuance of common shares in
   connection with Employee Benefit
   Plans, net of discount on
   Dividend Reinvestment Plan        1,005,435      2,513     15,538           -            -           -           -        18,051
Issuance of shares of restricted
   common stock                        459,674      1,149     14,002           -      (15,151)          -           -             -
Repurchase of shares of common
   stock                            (5,954,855)   (14,887)  (164,899)          -            -           -           -      (179,786)
Issuance of common shares for
   purchase of Hartsville
   Bancshares, Inc.                    350,522        876      9,223           -            -           -           -        10,099
Issuance of common shares for
   acquisitions of pooled company    5,160,436     12,901     58,929      13,938            -           -           -        85,768
Amortization of deferred
   compensation on restricted stock          -          -          -           -        2,572           -           -         2,572
Reduction in employee stock
   ownership plan obligation                 -          -          -           -            -         219           -           219
Cash dividends declared ($.555 per                                                           -
   common share)                             -          -          -     (32,710)                       -           -       (32,710)
Cash dividends declared by pooled                                                           -
   company                                   -          -          -     (23,875)                       -           -       (23,875)
Tax benefit from stock option and
   award plans                               -          -      3,312           -            -           -           -         3,312
Other                                       88          1         29           -            -           -           -            30
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997        106,131,209   $265,328   $175,795  $1,084,824     $(14,645)   $   (224)   $  2,278    $1,513,356
===================================================================================================================================

Balance, January 1, 1998           106,032,013   $265,080   $163,902  $1,126,803     $(13,341)   $   (163)   $  1,696    $1,543,977
Comprehensive income:
    Net income                               -          -          -     136,028            -           -           -
    Other comprehensive income,
      net of tax                             -          -          -           -            -           -      12,493
Comprehensive income                                                                                                        148,521
Issuance of common shares in
    connection with Employee Benefit
    Plans, net of discount on Dividend
    Reinvestment Plan                  735,551      1,839     11,998           -            -           -           -        13,837
Issuance of shares of restricted
    common stock                       481,377      1,203     21,456           -      (22,659)          -           -             -
Repurchase of shares of common
    stock                           (1,182,099)    (2,955)   (61,538)          -            -           -           -       (64,493)
Issuance of common shares for                                                               -
    acquisition of pooled company      871,156      2,178      5,524      (1,206)                       -          18         6,514
Amortization of deferred compensation
    on restricted stock                      -          -          -           -        5,057           -           -         5,057
Reduction in employee stock
    ownership plan obligation                -          -          -           -            -         163           -           163
Cash dividends declared ($.70 per                                                           -
    common share)                            -          -          -     (52,722)                       -           -       (52,722)
Cash dividends declared by pooled                                                           -
    company                                  -          -          -      (9,384)                       -           -        (9,384)
Tax benefit from stock option and
    award plans                              -          -      4,428           -            -           -           -         4,428
Other                                       (2)         -         (2)         (1)           -           -           -            (3)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998        106,937,996   $267,345   $145,768  $1,199,518     $(30,943)     $    -    $ 14,207    $1,595,895
===================================================================================================================================

See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                                    Nine Months Ended
                                                                                                       September 30
                                                                                              -----------------------------
(in thousands)                                                                                       1998          1997
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                                       $136,028       $174,409
   Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
       Provision for loan losses                                                                      18,000          5,625
       Depreciation and amortization of premises and equipment                                        28,063         28,273
       Amortization of intangible assets                                                              26,712         22,485
       Other amortization, net                                                                         4,421          1,139
       Deferred income tax expense                                                                     7,622         12,479
       Net loss (gain) on sales and writedowns of other real estate owned                              1,143         (4,063)
       Net realized gains on sales and write-downs of securities                                      (5,297)        (2,871)
       Net loss (gain) on sales and writedowns of premises and equipment                                 448            (37)
       Net gain on sales of branches, business operations and subsidiaries                            (8,294)        (2,105)
       Change in assets and liabilities, net of effects from acquisitions and dispositions:
         (Increase) decrease in mortgage warehouse loans                                              (3,675)         4,758
         Increase in accrued interest receivable                                                     (14,742)        (9,972)
         (Decrease) increase in accrued interest payable                                              (4,210)         8,802
         Decrease (increase) in trading account securities                                            15,771         (9,265)
         Increase in other assets                                                                   (187,199)        (5,682)
         Increase in other liabilities                                                                47,219         11,549
---------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                                  62,010        235,524
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Proceeds from sales of securities available for sale                                            1,286,619      1,770,597
   Proceeds from maturities of securities available for sale                                       1,287,778        377,360
   Purchases of securities available for sale                                                     (3,708,646)    (1,973,234)
   Proceeds from maturities of securities held to maturity                                           438,279        345,928
   Purchases of securities held to maturity                                                         (386,685)      (190,210)
   Proceeds from sales of other real estate owned                                                      8,208         14,510
   Acquisitions, net of cash and cash equivalents acquired                                            11,262         76,597
   Sales of branches, business operations and subsidiaries, net of cash and cash
     equivalents disposed of                                                                          11,793          2,007
   Net increase in loans, net of repayments and sales                                                (23,590)      (473,144)
   Proceeds from sales of premises and equipment                                                       7,868          4,849
   Purchases of premises and equipment                                                               (17,169)       (58,430)
---------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                                  (1,084,283)      (103,170)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net decrease in deposits                                                                         (277,266)      (470,114)
   Net increase in other short-term borrowings                                                       636,941        151,281
   Advances from Federal Home Loan Bank                                                              489,979        208,516
   Net repayment of other long-term debt                                                                (101)          (136)
   Proceeds from early termination of swap contract on long-term debt                                      -          2,038
   Issuance of common shares under Employee Benefit and Dividend Reinvestment Plans                   13,837         18,051
   Repurchase of common stock                                                                        (64,493)      (179,786)
   Tax benefit related to stock options                                                                4,428          3,312
   Cash dividends paid                                                                               (62,106)       (56,870)
---------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                                       741,219       (323,708)
---------------------------------------------------------------------------------------------------------------------------
   Decrease in cash and cash equivalents                                                            (281,054)      (191,354)
   Cash and cash equivalents, January 1                                                            1,190,525      1,263,152
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, September 30                                                           $  909,471     $1,071,798
===========================================================================================================================
Cash paid during the year for:
   Interest expense                                                                               $  453,806     $  413,581
   Income taxes                                                                                       46,179         66,497
Non-cash transactions:
   Foreclosures                                                                                        3,021          3,861
   Stock issued for acquisitions                                                                       6,514         94,636
   Mortgage loans securitized and retained                                                         1,206,958              -
===========================================================================================================================


See notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
          AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    BASIS OF PRESENTATION
       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the banking industry.
       The interim consolidated financial statements should be read in conjunction with First American Corporation's (the "Corporation" or "First American") consolidated financial statements which include the accounts of Deposit Guaranty Corp. ("Deposit Guaranty") for all periods presented in accordance with the pooling-of-interests method of accounting for business combinations. The quarterly consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

(2)    ACQUISITIONS
       Effective May 1, 1998, the Corporation completed the merger of Deposit Guaranty with and into the Corporation by exchanging approximately 48.7 million shares of First American common stock for all of the outstanding shares of Deposit Guaranty (based on an exchange ratio of 1.17 shares of First American common stock for each share of Deposit Guaranty common stock). Deposit Guaranty was a $7.2 billion asset financial services holding company headquartered in Jackson, Mississippi, with banking offices in Mississippi, Louisiana, Arkansas, and Tennessee. The transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated to include the results of Deposit Guaranty for all periods presented. Merger and integration costs of $72.6 million, net of tax, which are comprised primarily of investment banking, severance, and systems conversions costs, have been recognized in 1998.
       In April 1998 and in conjunction with the Deposit Guaranty business combination, the number of authorized shares was increased from 100 million to 200 million.
       Net interest income, noninterest income, and net income as originally reported by First American and Deposit Guaranty for the three months and the nine months ended September 30, 1997 are presented in the table below:

                                      Three Months Ended                            Nine Months Ended
                                      September 30, 1997                           September 30, 1997
                           ---------------------------------------      ----------------------------------------
                              First         Deposit                       First         Deposit
(in thousands)              American       Guaranty       Combined       American       Guaranty        Combined
----------------------------------------------------------------------------------------------------------------
Net interest income         $ 95,896       $ 69,851       $165,747       $282,379       $208,650        $491,029
Noninterest income            64,250         35,835        100,085        188,840         99,751         288,591
Net income                    37,233         23,263         60,496        106,604         67,805         174,409
================================================================================================================

    Other mergers and acquisitions completed by First American since January 1, 1997, are presented in the following table (in millions):

                                                                           Common
                                                                           Shares     Cash      Accounting
    Financial Institution              State        Date        Assets     Issued     Paid      Treatment
--------------------------------------------------------------------------------------------------------------
Jefferson Guaranty Bancorp, Inc.         LA       Jan. 1997       $299        2.1      $10      Purchase
--------------------------------------------------------------------------------------------------------------
Hartsville Bancshares, Inc.              TN       Jan. 1997         90        0.4       -       Purchase
--------------------------------------------------------------------------------------------------------------
First Capital Bancorp, Inc.              LA       Mar. 1997        186        1.8       -       Pooling
--------------------------------------------------------------------------------------------------------------
NBC Financial Corporation                LA       July 1997         69        0.5       -       Purchase
--------------------------------------------------------------------------------------------------------------
CitiSave Financial Corporation           LA       Aug. 1997         75          -      19       Purchase
--------------------------------------------------------------------------------------------------------------
Victory Bancshares, Inc.                 TN       Mar. 1998        131        0.9       -       Pooling
==============================================================================================================

       For the acquisitions accounted for as pooling-of-interests combinations, the results of operations have been included in the consolidated financial statements from the beginning of the year acquired or from the date of the acquisition when preacquisition amounts were not material. Prior period financial statements have not been restated since the changes would have been immaterial. For acquisitions accounted for as purchase business combinations, the results of operations have been included in the consolidated financial statements from the respective dates of acquisition. The purchase price in excess of the net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The proforma effect on prior financial statements of these acquisitions is not significant.
       On June 1, 1997, the Corporation issued .8 million shares of its common stock in exchange for the 2 percent interest in Deposit Guaranty National Bank ("DGNB") owned by minority shareholders. With this acquisition the Corporation became the sole shareholder of DGNB.
       Subsequent to September 30, 1998, the following business combinations have been completed or are pending (in millions):

                                                                               Common          Assets
                                                                               Shares            at
       Financial Institution              State        Effective Date          Issued         9/30/98
-------------------------------------------------------------------------------------------------------
Completed:
    Peoples Bank of Dickson                TN        October 1, 1998              .9          $  142
    The Middle Tennessee Bank              TN        October 1, 1998             1.2             225
    CSB Financial Corporation              TN        October 1, 1998              .9             148
Pending:
    Pioneer Bancshares, Inc.               TN        November 20, 1998             - (1)         991
=======================================================================================================

(1) The terms of the agreement provide for shareholders of Pioneer Bancshares, Inc. ("Pioneer") to receive 1.65 shares of First American common stock for each outstanding share of Pioneer common stock. Pioneer is subject to shareholder approval.

       The business combinations noted in the table above will be accounted for as poolings of interests. The Corporation's financial statements will be restated as a result of the Pioneer combination.

(3)    NONPERFORMING ASSETS Nonperforming assets were as follows:

                                                                    September 30           December 31
                                                           ----------------------------------------------
(dollars in thousands)                                         1998            1997            1997
---------------------------------------------------------------------------------------------------------
Nonaccrual loans                                             $ 30,303        $ 42,214        $ 36,294
Foreclosed properties                                           5,580           7,197           7,023
---------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                 $ 35,883        $ 49,411        $ 43,317
=========================================================================================================
Loans on accrual past due 90 days or more                     $41,076        $ 32,323        $ 29,382
=========================================================================================================
Nonperforming assets as a percent of loans
  and foreclosed properties (excluding loans
  on accrual past due 90 days or more)                            .34%            .43%            .37%
=========================================================================================================

(4)    ALLOWANCE FOR LOAN LOSSES
       Transactions in the allowance for loan losses and the allowance ratios were as follows:

                                                                          Nine Months Ended
                                                                            September 30
                                                                  ---------------------------------
(in thousands)                                                          1998            1997
---------------------------------------------------------------------------------------------------
Balance, January 1                                                    $180,043        $185,470
Provision charged to operating expenses                                 18,000           5,625
Allowance of subsidiary sold                                                 -            (252)
Allowance of business combinations except Deposit Guaranty               1,317           8,252
---------------------------------------------------------------------------------------------------
                                                                       199,360         199,095
---------------------------------------------------------------------------------------------------
Loans charged off                                                       38,853          39,005
Recoveries of loans previously charged off                              19,630          20,272
---------------------------------------------------------------------------------------------------
Net charge-offs                                                         19,223          18,733
---------------------------------------------------------------------------------------------------
Balance, September 30                                                 $180,137        $180,362
===================================================================================================
Allowance end of period to net loans outstanding                          1.71%           1.57%
Net charge-offs to average loans (annualized)                              .23             .23
===================================================================================================

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

       SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adoption of SFAS No. 131 will expand disclosures related to the consolidated financial statements. The Corporation plans to adopt SFAS No. 131 for 1998 and is currently evaluating its operations to determine the appropriate disclosures with respect to SFAS No. 131.

       SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises and standardizes the disclosure requirements for employers' pensions and other postretirement benefits plans. This standard does not change the measurement or recognition of such plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods presented is required unless the information is not readily available, in which case, all available information and a description of the information not available shall be included in the notes to the financial statements. The disclosure requirements of SFAS No. 132 are intended to provide information that is more comparable, understandable, and concise for the users of this information. The Corporation adopted SFAS No. 132 on January 1, 1998.
       SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting with the key criterion for hedge accounting being that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and shall not be applied retroactively to financial statements of prior periods. At this time, the Corporation is evaluating when and how it will adopt SFAS No. 133 as well as the possible impact of the statement on the Corporation's consolidated financial statements.

(6)    COMPUTATION OF EARNINGS PER COMMON SHARE

                                                                     Three Months Ended            Nine Months Ended
                                                                        September 30                 September 30
                                                                 --------------------------   ---------------------------
(in thousands, except per share amounts)                               1998          1997          1998         1997
-------------------------------------------------------------------------------------------------------------------------
Basic
  Average common shares outstanding                                   105,839       106,190       105,465      106,946
=========================================================================================================================
  Net income                                                         $ 54,924      $ 60,496      $136,028     $174,409
=========================================================================================================================
  Per share amount                                                      $ .52         $ .57         $1.29        $1.63
=========================================================================================================================
Diluted
  Average common shares outstanding                                   105,839       106,190       105,465      106,946
  Dilutive common stock options at average market price                 1,962         2,203         2,233        2,276
-------------------------------------------------------------------------------------------------------------------------
  Average diluted shares outstanding                                  107,801       108,393       107,698      109,222
=========================================================================================================================
  Net income                                                         $ 54,924      $ 60,496      $136,028     $174,409
=========================================================================================================================
  Per share amount                                                      $ .51         $ .56         $1.26        $1.60
=========================================================================================================================

(7)    LEGAL AND REGULATORY MATTERS
       Following the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, Charter Federal Savings Bank ("Charter" or now "FAFSB" which was subsequently acquired by First American), brought an action against the Office of Thrift Supervision and the Federal Deposit Insurance Corporation seeking injunctive and other relief, contending that Congress' elimination of supervisory goodwill required rescission of certain supervisory transactions. The Federal District Court found in Charter's favor, but in 1992 the Fourth Circuit Court of Appeals reversed, and the U.S. Supreme Court denied Charter's petition for certiorari. In 1995, the Federal Circuit Court found in favor of another thrift institution in a similar case (Winstar Corp. v. United States) in which the association sought damages for breach of contract. Charter also filed suit against the United States Government ("Government") in the Court of Federal Claims based on breach of contract. Pending the Supreme Court's review of the Winstar decision, FAFSB's action was stayed. In July 1996, the

Supreme Court affirmed the lower court's decision in Winstar. The stay was automatically lifted and FAFSB's suit is now proceeding. The Government filed a motion to dismiss the suit based on the prior Fourth Circuit decision, and FAFSB filed a Motion for Partial Summary Judgment. These motions have not yet been decided by the Federal Claims Court.
       The value of FAFSB's claims against the Government, as well as their ultimate outcome, are contingent upon a number of factors, some of which are outside of FAFSB's control, and are highly uncertain as to substance, timing and the dollar amount of any damages which might be awarded should FAFSB finally prevail. Under the Agreement and Plan of Reorganization as amended by and between FAFSB and the Corporation, in the event that FAFSB is successful in this litigation, the Charter shareholders as of December 1, 1995, will be entitled to receive additional consideration equal in value to 50% of any recovery, net of all taxes and certain other expenses, including the costs and expenses of such litigation, received on or before December 1, 2000, subject to certain limitations in the case of certain business combinations. Such additional consideration, if any, is payable in the common stock of the Corporation, based on the average per share closing price on the date of receipt by FAFSB of the last payment constituting a recovery from the Government.
       Also, there are from time to time other legal proceedings pending against the Corporation and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of the Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS

       The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes of First American Corporation (the "Corporation" or "First American") appearing within this report and by reference to the Corporation's consolidated financial statements and management's discussion and analysis contained in the Form 8-K filed on July 14, 1998.
       To the extent that statements in this discussion relate to the plans, objectives, or future performance of First American, these statements may be deemed to be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and the current economic environment. Actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.

OVERVIEW
       Net income for the third quarter of 1998 was $54.9 million with diluted earnings per share of $.51. Operating earnings, exclusive of merger and integration costs in connection with the business combination with Deposit Guaranty of $37.2 million ($22.8 million, net of tax) and a gain on the sale of the Deposit Guaranty corporate trust business of $7 million ($4.4 million, net of tax), were up 21 percent to $73.3 million from $60.5 million in the third quarter of 1997. Diluted earnings per share, exclusive of the merger and integration costs and the corporate trust gain, also increased 21 percent to $.72 from $.56 in the third quarter of 1997. Excluding the merger and integration costs and the corporate trust gain, return on average assets ("ROA") improved to 1.59 percent in the third quarter of 1998 compared to 1.41 percent in the third quarter of 1997 and return on average equity ("ROE") improved to
18.57 percent in the third quarter of 1998 compared to 16.08 percent in the third quarter of 1997.
       Net income for the nine months ended September 30, 1998, was $136 million with diluted earnings per share of $1.26. Excluding merger and integration costs of $109.2 million ($72.6 million, net of tax) and the corporate trust gain, net income for the nine months ended September 30, 1998, was $204.2 million, up 17 percent from $174.4 million earned during the first nine months of 1997. Diluted earnings per share, exclusive of the merger and integration costs and the corporate trust gain, rose 19 percent during the first nine months of 1998 to $1.90 from $1.60 during the same time period last year. Excluding the merger and integration costs and the corporate trust gain, ROA improved to 1.52 percent during the first nine months of 1998 versus 1.38 percent during the first nine months of 1997 and ROE increased to 17.61 percent compared to 15.72 percent.
       Effective May 1, 1998, the Corporation completed the merger of Deposit Guaranty with and into the Corporation by exchanging approximately 48.7 million shares of First American common stock for all of the outstanding shares of Deposit Guaranty. Deposit Guaranty was a $7.2 billion asset financial services holding company headquartered in Jackson, Mississippi, with banking offices in Mississippi, Louisiana, Arkansas, and Tennessee. The transaction was accounted for under the pooling-of-interests method of accounting for business combinations and, accordingly, the consolidated financial statements have been restated to include the results of Deposit Guaranty for all periods presented. The $109.2 million of merger and integration costs recognized during 1998 in connection with the integration of Deposit Guaranty into First American included $26 million of severance and retention costs, $21 million of systems-related costs, $19 million of investment banking fees, $15 million to establish a charitable foundation for the Deposit Guaranty markets, and $28.2 million of other expenses. Expected synergies to be gained from the Deposit Guaranty merger are on target and are expected to approximate $88 million, which is the amount previously reported in the Corporation's 1997 Annual Report. Cost and revenue enhancement initiatives accounting for $77 million of annualized synergies have already been implemented during the first nine months of 1998. The expected benefits of the initiatives include workforce reduction ($31 million), systems conversion-related savings ($15 million), enhanced product lines and pricing changes ($14 million), sale of First Mortgage and McAfee Mortgage adjusted for lost revenue ($4 million), revenue enhancements due to doubling of annuities sales force ($6 million), branch closures ($2 million), and other ($5 million). The Corporation expects to achieve the full $88 million of synergies in 1999.
       Effective March 23, 1998, First American acquired Victory Bancshares, Inc. ("Victory"), a bank holding company in West Tennessee with $131 million in assets by exchanging approximately .9 million shares of the Corporation's common stock for all of the outstanding shares of Victory. The acquisition was accounted for as a pooling of interests. Results of operations of Victory were included in the Corporation's financial statements from the date of acquisition, as prior amounts were not material. NOTE 2 to the consolidated financial statements presents details of acquisition activity during 1997.
       On April 3, 1998, First American completed the sale of three branches in Virginia with total deposits of approximately $37 million for a pre-tax gain of $2.7 million. The sale of the three branches were a part of the implementation of First American's Distribution Management System ("DMS"), which is designed to reconfigure First American's distribution system to determine the best mix of distribution alternatives for clients and to maximize return on capital investment.
       Effective July 11, 1998, First American sold First Mortgage Corp., a mortgage subsidiary operating in Nebraska, Iowa, and Oklahoma, and recognized a pretax loss of approximately $2.4 million, which was included in second quarter results. On August 16, 1998, First American Corporation completed the sale of McAfee Mortgage, a mortgage subsidiary in Texas, and recognized a gain, net of tax, of $73 thousand, which finalized the strategic process of focusing the Corporation's mortgage operations on primarily in-market mortgage businesses.
       The sale of DGNB's corporate trust business to The Bank of New York, which was completed on August 31, 1998, resulted in a gain of $7 million ($4.4 million net of tax), involved the transfer of approximately 900 bond trustee and agency relationships representing $8 billion in outstanding securities for municipalities and corporations located primarily in Mississippi and Louisiana.
       On October 1, 1998, First American completed the merger with CSB Financial Corporation ("CSB Financial") by exchanging .9 million shares of First American common stock for all of the outstanding shares of CSB Financial in a transaction accounted for as a pooling of interests. CSB Financial was a $148 million asset bank holding company headquartered in Kingston Springs, Tennessee, with four banking offices in Cheatham County. In addition to a community bank, CSB Financial subsidiaries included a lease financing subsidiary; a financial planning and insurance, annuity, mutual fund, and securities sales subsidiary; and a mobile home financing subsidiary.
       On October 1, 1998 First American completed the merger with The Middle Tennessee Bank ("Middle Tennessee") by exchanging 1.2 million shares of First American common stock for all of the outstanding shares of Middle Tennessee in a transaction accounted for as a pooling of interests. Middle Tennessee was a $225 million asset bank headquartered in Columbia, Tennessee, with seven banking offices.
       On October 1, 1998, First American completed the merger with Peoples Bank of Dickson ("Peoples Bank") by exchanging .9 million shares of First American common stock for all of the outstanding shares of Peoples Bank in a transaction accounted for as a pooling of interests. Peoples Bank was a $142 million asset bank headquartered in Dickson, Tennessee, with six banking offices in Middle Tennessee.
       On May 28, 1998, First American entered into a definitive agreement to merge Pioneer, a $991 million bank holding company headquartered in Chattanooga, Tennessee, into First American. Pioneer is the parent company of Pioneer Bank, Valley Bank, and Pioneer Bank f. s. b., a federal savings bank, with 34 banking offices in southeast Tennessee and northwest Georgia. Terms of the agreement provide for Pioneer's shareholders to receive 1.65 shares of First American's common stock for each outstanding share of Pioneer common stock in a transaction to be accounted for as a pooling of interests. The transaction is subject to approval by Pioneer's shareholders and is expected to close in the fourth quarter of 1998. The Corporation's financial statements will be restated as a result of the Pioneer combination.

INCOME STATEMENT ANALYSIS
NET INTEREST INCOME
       For purposes of this discussion, total revenues consist of the sum of net interest income on a taxable equivalent basis and noninterest income. Net interest income is the difference between total interest income earned on earning assets, such as loans and securities, and total interest expense paid on interest-bearing liabilities, such as deposits. Net interest income on a taxable equivalent basis represented 58 percent of total revenues in the third quarter of 1998 versus 63 percent in the third quarter of 1997 and 60 percent of total revenues in the first nine months of 1998 versus 63 percent in the first nine months of 1997, which is reflective of the Corporation's continuing transformation from a traditional bank holding company to a financial services company. Net interest income was $173.9 million in the third quarter of 1998, up $5.4 million, or 3 percent, from $168.5 million in the third quarter of 1997. The $5.4 million increase in net interest income resulted primarily from an increase in the volume of earning assets ($13.4 million net interest income impact) offset by a decrease in the net interest spread ($8 million net interest income impact). Net interest income on a taxable equivalent basis was $521.8 million in the first nine months of 1998, up $22.7 million, or 5 percent, from $499.1 million in the first nine months of 1997. The $22.7 million increase in net interest income resulted primarily from an increase in the volume of earning assets ($30.9 million net interest income impact) offset by a decrease in the net interest spread ($8.2 million net interest income impact).
       During the third quarter of 1998 average earning assets increased $1.32 billion, or 9 percent, to $16.72 billion from $15.40 billion in the third quarter of 1997. Average earning assets increased $1.01 billion, or 7 percent, for the first nine months of 1998 to $16.30 billion from $15.29 billion for the same period in 1997. Average investment securities increased $2.19 billion, or 58 percent, during the third quarter of 1998 compared to the third quarter of 1997 and $1.06 billion, or 27 percent, during the first nine months of 1998 compared to the first nine months of 1997. Given loan repayments and relatively softer loan demand during 1998 as compared with 1997 and in anticipation of a continuing declining long-term interest rate environment with accelerated prepayments on loans and mortgage-backed securities, the Corporation strategically increased its investment securities portfolio. Average loans decreased $829.9 million, or 7 percent, during the third quarter of 1998 compared to the third quarter of 1997 and $17.6 million, or .2 percent, during the first nine months of 1998 compared to the first nine months of 1997.
       During 1998 $1.21 billion of mortgage loans were securitized and retained. Approximately half of the increase in average investment securities was due to the securitization of mortgage loans and the contribution to a real estate investment trust, which is a subsidiary of the Corporation.
       Interest-bearing liabilities averaged $14.01 billion during the third quarter of 1998, an increase of $1.19 billion, or 9 percent, from $12.82 billion in the third quarter of 1997. Interest-bearing liabilities averaged $13.62 billion during the first nine months of 1998, an increase of $906.9 million, or 7 percent, from $12.72 billion in the first nine months of 1997. In order to fund an increased level of earning assets in the most economically desirable manner, the Corporation placed more reliance on noncore interest-bearing liabilities during 1998 as compared to 1997. Interest-bearing deposits were up $170.9 million, or 2 percent, during the third quarter of 1998, and federal funds purchased and other short-term borrowings increased $600 million, or 33 percent, and long-term debt increased $415.7 million, or 93 percent. During the first nine months of 1998 compared to the same period in 1997, federal funds purchased and other short-term borrowings increased $476.3 million, or 28 percent, and long-term debt increased $255.8 million, or 60 percent, while interest-bearing deposits increased $174.8 million, or 2 percent.
       The net interest spread was 3.41 percent for the third quarter of 1998 and 3.56 percent for the first nine months of 1998 which compared to 3.59 percent for the third quarter of 1997 and 3.62 percent for the first nine months of 1997. The decrease in the net interest spread from the third quarter of 1997 to the third quarter of 1998 reflected a 26 basis point decrease in the average yield on earning assets and an 8 basis point decrease in the average rate paid on interest-bearing liabilities. The decrease in the net interest spread from the first nine months of 1997 to the first nine months of 1998 reflected a 9 basis point decrease in the average yield on earning assets and a 3 basis point decrease in the average rate paid on interest-bearing liabilities.
       The decrease in the yield on earning assets to 7.82 percent during the third quarter of 1998 (from 8.08 percent during the third quarter of 1997) and the decrease in the average yield on earning assets to 7.97 percent during the first nine months of 1998 (from 8.06 percent for the comparative period in 1997) was essentially due to decreases in yields on investment securities and the relative size of the investment securities portfolio to total earning assets. The interest rate environment impacts the rates that First American earns on investment securities, charges for loans, and pays on interest-bearing liabilities. As rates for home mortgages significantly declined in 1998, mortgage prepayments increased at a rapid pace, which resulted in a decrease in the average yield on the investment securities portfolio as lower yielding mortgage-backed securities replaced higher yielding mortgage-backed securities. Also contributing to the lower yield on the investment securities portfolio was the increase in volume of investment securities during 1998 at lower yields compared to 1997. The yield on loans was relatively unchanged at 8.51 percent for the third quarter of 1998 versus 8.52 percent for the third quarter of 1997 and increased to 8.54 percent during the first nine months of 1998 compared to
8.52 percent during the first nine months of 1997.
       Factors contributing to the decrease in the average rate paid on interest-bearing liabilities to 4.41 percent in the third quarter of 1998 from
4.49 percent in the third quarter of 1997 and to 4.41 percent in the first nine months of 1998 from 4.44 percent in the first nine months of 1997 were deposit pricing actions offset by funding mix changes and an increase in the average rate paid on noncore sources of funds. Through the use of VISION, a customer information system that captures product utilization, transaction behavior, profitability, and buying preferences, the Corporation reviewed its deposit products and adjusted rates accordingly and offered updated products, including the Tailored Money Sweep account.
       The net interest margin decreased to 4.12 percent and 4.28 percent in the third quarter and first nine months of 1998, respectively, from 4.34 percent and
4.36 percent in the third quarter and first nine months of 1997, respectively, due primarily to a decline in the net interest spread and a slightly lower contribution from the benefit of noninterest-bearing deposits.

PROVISION FOR LOAN LOSSES
       This topic is addressed under the caption, "Allowance and Provision for Loan Losses."

NONINTEREST INCOME
       Total noninterest income represented 42 percent of total revenues in the third quarter of 1998 compared with 37 percent in the third quarter of 1997 and 40 percent of total revenues during the first nine months of 1998 compared to 37 percent in the same time period in 1997. Total noninterest income increased $25.4 million, or 25 percent, to $125.5 million in the third quarter of 1998 from $100.1 million in the third quarter of 1997 and $65.1 million, or 23 percent, to $353.7 million in the first nine months of 1998 compared to $288.6 million in the first nine months of 1997. During the third quarter of 1998 First American completed the sale of Deposit Guaranty's corporate trust business for a gain of $7 million. Noninterest income, exclusive of the gain on the sale of the corporate trust business, totaled $118.5 million in the third quarter of 1998, an increase of $18.4 million, or 18 percent, from the third quarter of 1997 and totaled $346.7 million in the first nine months of 1998, an increase of $58.1 million, or 20 percent, from the first nine months of 1997.
       All major categories of noninterest income experienced solid increases for the third quarter and for the first nine months of 1998. Significant changes in noninterest income were attributable to increases in investment services income, service charges on deposit accounts, mortgage banking income, trading account revenue, and commissions and fees on fiduciary activities.
       Investment services income increased $6.7 million, or 22 percent, during the third quarter of 1998 over the third quarter of 1997 and $23 million, or 25 percent, during the first nine months of 1998 over the first nine months of 1997. The increase in investment services income was substantially due to growth in retail brokerage commissions related to mutual funds, equities, and annuities sales of IFC Holdings, Inc. ("IFC"). IFC is the nation's largest marketer of mutual funds, annuities, and other investment products sold through financial institutions.
       The $4.7 million, or 16 percent, increase in service charges on deposit accounts for the third quarter of 1998 and the $10.6 million, or 13 percent, increase for the first nine months of 1998 reflected fee increases and product changes in conjunction with the utilization of a customer information system called VISION. Increases primarily occurred in overdraft charges and commercial analysis fees.
       Mortgage banking income was up $3 million, or 37 percent, in the third quarter of 1998 and $10.1 million, or 39 percent, in the first nine months of 1998. The substantial increases were due to a larger volume of mortgage loans processed and to an increase in net gains on the sale of mortgage warehouse loans of $1.5 million in the third quarter of 1998 and $4.6 million in the first nine months of 1998 compared with the respective time periods in 1997.
       Trading account revenue increased $2 million, or 270 percent, in the third quarter of 1998 and $3.5 million, or 109 percent, in the first nine months of 1998 due to increased activity as the Corporation benefited from an active securities market.
       Commissions and fees on fiduciary activities increased $.8 million, or 8 percent, during the third quarter of 1998 and $2.5 million, or 9 percent, during the first nine months of 1998, principally as the result of a growth in customers and assets under management and increased fees on the existing customer base, which reflected an increase in the value of assets under management due to favorable market conditions.
       Net realized gains on sales of securities were up $.7 million, or 46 percent, in the third quarter of 1998 and $2.4 million, or 85 percent, in the first nine months of 1998. Excluding net realized gains on sales of securities and the gain on the sale of Deposit Guaranty's corporate trust business, noninterest income was up $17.7 million, or 18 percent in the third quarter of 1998 and $55.7 million, or 19 percent, in the first nine months of 1998.
       Other income (exclusive of the gain on the sale of Deposit Guaranty's corporate trust business) increased $.3 million, or 1 percent, in the third quarter of 1998 and $5.7 million, or 11 percent, in the first nine months of 1998. Other income during the third quarter and first nine months of 1997 included a $2.1 million gain on the sale of Tennessee Credit Corporation and First City Life Insurance Company. Increases in the third quarter of 1998 from the third quarter of 1997 included a $.9 million increase in other corporate service fees and a $.6 million increase in open-end non-loan fees. Significant changes in other income in the first nine months of 1998 compared to the same period in 1997 resulted from a $2.7 million gain on the sale of three branches in Virginia, a $2.2 million increase in open-end non-loan fees, a $2 million increase in other corporate service fees, a $1 million increase in collection expenses and related bank fees, and a $.9 million additional gain on the fourth quarter 1997 sale of First American's corporate trust assets offset by a $2.4 million loss on the sale of First Mortgage's operations. Increases in open-end non-loan fees were pushed up by interchange fees generated by the "Check Card" product for both the third quarter of 1998 and the first nine months of 1998. Increases in other corporate service fees were essentially due to automated teller

("ATM") transactions. The $1 million increase in collection expenses and related bank fees was primarily attributable to official check fees and syndication fees.

NONINTEREST EXPENSE
       Total noninterest expense increased $36.1 million, or 21 percent, to $204.4 million for the third quarter of 1998 compared with $168.3 million for the same period in 1997 and $133 million, or 27 percent, to $631.6 million for the first nine months of 1998 compared with $498.6 million for the same period in 1997. Excluding merger and integration costs of $37.2 million in the third quarter of 1998 and $109.2 million in the first nine months of 1998, noninterest expense decreased $1.1 million, or .6 percent, in the third quarter of 1998 and increased $23.8 million, or 5 percent, during the first nine months of 1998. First American's productivity ratio in the traditional banking business, excluding the merger and integration costs and the gain on the sale of Deposit Guaranty's corporate trust business, improved to 52.83 percent for the third quarter of 1998 and 55.91 percent for the first nine months of 1998 compared to
58.78 percent and 59.44 percent for the respective time periods in 1997. The improvement in the productivity ratio was the result of improved expense control and the effect of cost savings in connection with the merger with Deposit Guaranty.
       The largest increase in noninterest expense (exclusive of merger and integration costs) was due to First American's fee-generating business of IFC. The increase in IFC's subscribers' commissions comprised approximately 69 percent of the increase in noninterest expense (exclusive of merger and integration costs) for the first nine months of 1998. Subscribers' commissions were up $4.3 million, or 24 percent, in the third quarter of 1998 and $16.3 million, or 31 percent, from the respective time periods in 1997, reflecting increases in IFC's brokerage activities.
       Salaries and benefits expense decreased $3.9 million, or 5 percent, for the third quarter of 1998 and increased only $1.6 million, or less than 1 percent, for the first nine months of 1998. The decrease in salaries and benefits expense for the third quarter of 1998 was due to a reduction in the number of employees, which reflected synergies in connection with the merger with Deposit Guaranty. The slight increase in salaries and benefits expense for the first nine months of 1998 was attributable to increases in merit pay and incentive program expenses offset by decreases resulting from a reduction in the number of employees.
       Net occupancy expense was up $.5 million, or 4 percent, for the third quarter of 1998 and $1.8 million, or 5 percent, for the first nine months of 1998 primarily due to increased leased space and rental rates.
       Equipment expense was down $.2 million, or 2 percent, for the third quarter of 1998 and was up $1.7 million, or 5 percent, for the first nine months of 1998. The increase in equipment expense for the first nine months of 1998 over the comparable period in 1997 was attributable to rental expense which was up due to the rental of personal computers and expansion of branch teller automation equipment.
       Systems and processing expense was down $.1 million, or 3 percent, for the third quarter of 1998 and was down $.9 million, or 8 percent, for the first nine months of 1998, which was essentially due to the renegotiation of the equipment component of an outsourcing contract.
       Communication expense was up $.5 million, or 8 percent, for the third quarter of 1998 and was up $1.7 million, or 9 percent, for the first nine months of 1998. The increases for both periods resulted from higher expenditures for network telecommunications and courier services offset by decreases in postage expense.
       Marketing expense was down $1.2 million, or 21 percent, for the third quarter of 1998 and was down $1 million, or 7 percent, for the first nine months of 1998. Marketing synergies gained from the merger with Deposit Guaranty are reflected in the decrease in marketing expense.
       Supplies expense was down $1.2 million, or 32 percent, for the third quarter of 1998 and was down $2.7 million, or 24 percent, for the first nine months of 1998, which reflected the effect of higher expenditures in 1997 related to purchase acquisitions and a reduction in expenditures in 1998 prior to the merger of DGNB into First American National Bank, which occurred on September 1, 1998.
       Other expense consists of many smaller expense categories such as legal fees, directors' fees, contributions, travel and entertainment, other real estate expenses, and others. Other expense was up $.4 million, or 2 percent, for the third quarter of 1998 and was up $4.8 million, or 8 percent, for the first nine months of 1998 over the respective time periods in 1997. The increase in other expenses during the third quarter of 1998 was reduced by the effect of synergies in connection with the Deposit Guaranty merger. Contributing to the $4.8 million increase in other expenses for the first nine months of 1998 were increases in the amortization of mortgage servicing rights ($1.7 million, or 32 percent) and other real estate ($2.9 million, or 78 percent) offset by decreases in numerous other categories of other noninterest expense. The increase in the amortization of mortgage servicing rights was primarily attributable to an increased portfolio of mortgage servicing rights.
       The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field, and are thereby able to differentiate between years in the twentieth and twenty-first centuries ending with the same two digits (e.g. 1900 and 2000). To address the Year 2000 issue, First American has adopted a broad-based approach designed to encompass First American's total environment.
       First American has appointed a project manager from its information technology ("IT") group and a project team comprised of managers from various areas of the organization to address the Year 2000 issue. Overseeing the project is a steering committee made up of senior management. The project team is responsible for evaluating Year 2000 impact to each area's products and systems, developing a plan for bringing those products and systems to compliant levels, and testing or verifying that compliance. Areas being addressed by the project team include:
    - Business Systems Applications--This involves Year 2000 remediation of application software that is used to perform specific business functions such as deposits or loan systems.
    - Technical Infrastructure--This involves Year 2000 remediation of the hardware and software environment used to run application software, and includes PC networks, telecommunications, mainframe computers, operating systems, and productivity software.
    - Credit Administration--In this area, the project team is reviewing the risk associated with Year 2000 status of the Corporation's clients and depositors.
    - Facilities Systems--This involves Year 2000 remediation of systems such as elevators, HVAC systems, security systems, lighting systems, and utilities.
    - Vendor and Third Party Assessment--In this area, the project team has conducted an inventory of the systems and products provided by third parties and has contacted the providers regarding the status of their Year 2000 compliance. This has been a broad-based effort including IT vendors, nonIT vendors, and public utilities.

       First American's project team is using a 5-phase approach in its Year 2000 project made up of awareness, assessment, remediation, validation, and implementation phases. For IT systems, all in-house programs were remediated as of December, 1997 and are now being tested for Year 2000 compliance. For vendor supplied systems, First American has contacted the suppliers and determined the compliance of these systems. Necessary upgrades to these systems are in process, but are not yet complete. The project team is in the process of testing the Corporation's vendor supplied systems, and anticipates having substantially completed the testing of all mission critical applications by the end of 1998. For nonIT systems, the project team has contacted vendors to establish the Year 2000 compliance of these products, and anticipates having substantially completed testing of these products by the end of 1998.
       First American estimates that the cost of its Year 2000 project will not exceed $5 million dollars in the aggregate and that the cost will not be material to earnings. Actual expenditures to date and anticipated future expenditures are within this estimate. First American management believes its approach to the Year 2000 issue to be comprehensive, and does not expect the Year 2000 issue to have a material impact on its results of operations, liquidity or financial condition. However, given the widespread nature of the problem, and the number of factors outside of the Corporation's direct control, management is continuously evaluating the risks associated with Year 2000. In order to help mitigate these risks, a Year 2000 element is being developed for the existing corporate contingency plan, which will focus on mission critical systems (both IT and nonIT) that are believed to be at high risk for noncompliance.

INCOME TAXES
       During the third quarters of 1998 and 1997, income tax expense was $30.5 million (effective tax rate of 35.7 percent) and $35.1 million (effective tax rate of 36.7 percent), respectively. During the nine months ended September 30, 1998, and 1997, income tax expense was $81.9 million (effective tax rate of 37.6 percent) and $100.9 million (effective tax rate of 36.7 percent), respectively. The decrease in the effective tax rate for the third quarter of 1998 compared to the third quarter of 1997 was primarily attributable to a more favorable effective state income tax rate. The increase in the effective tax rate for the first nine months of 1998 over the first nine months of 1997 was primarily due to nondeductible merger and integration costs in connection with the business combination with Deposit Guaranty.

BALANCE SHEET REVIEW
ASSETS
       Total assets of First American rose $1.43 billion, or 8 percent, to $18.86 billion at September 30, 1998, from $17.43 billion at September 30, 1997. The growth in total assets was primarily due to a $2.52 billion, or 64 percent, increase in investment securities, offset by a $985.7 million, or 9 percent, decrease in loans. Total assets of First American increased $1.03 billion, or 6 percent, from $17.83 billion at December 31, 1997, to $18.86 billion at September 30, 1998. The increase in total assets from December 31, 1997, to September 30, 1998, was primarily due to a $2.33 billion, or 57 percent, increase in investment securities offset by a $1.13 billion, or 10 percent, decrease in loans. Average investment securities increased $1.06 billion, or 27 percent, and average loans decreased $17.6 million, or .2 percent, during the first nine months of 1998 compared to the first nine months of 1997. Excluding the effect of the securitizations and retention, average investment securities increased $561.3 million, or 14 percent, between September 30, 1997, and September 30, 1998. Excluding the effect of securitizations, loan sales, loan purchases, divestures and business combinations (except Deposit Guaranty), average loans during the first nine months of 1998 increased $294 million, or 3 percent, when compared to the first nine months of 1997. Total average loans exclusive of consumer mortgages increased $433.6 million, or 5 percent, during the first nine months of 1998 compared to the first nine months of 1997.

ALLOWANCE AND PROVISION FOR LOAN LOSSES
       Management's policy is to maintain the allowance for loan losses at a level which is adequate to absorb estimated loan losses inherent in the loan portfolio. The provision for loan losses is a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance at an appropriate level. Determining the appropriate level of the allowance and the amount of the provision for loan losses involves uncertainties and matters of judgment and therefore cannot be determined with precision.
       The allowance for loan losses was $180.1 million at September 30, 1998, $180.4 million at September 30, 1997, and $180 million at December 31, 1997. The allowance for loan losses was 1.71 percent and 1.57 percent of net loans at September 30, 1998, and 1997, respectively, and 1.55 percent of net loans at December 31, 1997. The allowance was maintained at approximately $180 million based upon management's assessment that economic conditions affecting borrowers remain essentially unchanged.

       In the third quarter of 1998, the allowance was increased by a provision of $7 million and decreased by net charge-offs of $7 million compared to a provision of $1.9 million and net charge-offs of $10.1 million in the third quarter of 1997. Net charge-offs as a percentage of average loans on an annualized basis amounted to .26 percent and .35 percent, respectively, in the third quarters of 1998 and 1997.
       During the first nine months of 1998, the allowance was increased by a provision of $18 million and reduced by net charge-offs of $19.2 million compared to a provision of $5.6 million and net charge-offs of $18.7 million in the first nine months of 1997. For the nine months ended September 30, 1998, and 1997, activity in the allowance for loan losses also included increases of $1.3 million and $8.3 million, respectively, which consisted of the allowance of acquisitions. Net charge-offs as a percentage of average loans on an annualized basis amounted to .23 percent for both the nine months ended September 30, 1998, and 1997.

ASSET QUALITY
       First American's asset quality remains strong as evidenced by the decline in the ratio of nonperforming assets (excluding loans 90 days past due on accrual status) to total loans and foreclosed properties to .34 percent at September 30, 1998, from .43 percent at September 30, 1997, and .37 percent at December 31, 1997. Nonperforming assets were $35.9 million at September 30, 1998, $49.4 million at September 30, 1997, and $43.3 million at December 31, 1997. At September 30, 1998, nonperforming assets consisted of $30.3 million of nonaccrual loans and $5.6 million of foreclosed properties. First American has not experienced asset quality problems related to foreign markets and hedge funds due to a lack of exposure in those areas.
       Other potential problem loans consist of loans that are currently not considered nonperforming but on which information about possible credit problems has caused management to doubt the ability of the borrowers to comply fully with present repayment terms. At September 30, 1998, such loans totaled approximately $87.1 million. Depending on the economy and other factors, these loans and others, which may not be presently identified, could become nonperforming assets in the future.

LIABILITIES
       Total deposits increased $180 million, or 1 percent, to $13.21 billion at September 30, 1998, from $13.03 billion at September 30, 1997. Average deposits for the first nine months of 1998 compared to the first nine months of 1997 increased 2 percent. Short-term borrowings increased $345.8 million, or 16 percent, to $2.45 billion at September 30, 1998, from $2.10 billion at September 30, 1997, which was primarily due to an increase in federal funds purchased and securities sold under agreements to repurchase ($671.7 million) offset by a decrease in borrowings from the Federal Home Loan Bank ("FHLB") ($276.9 million). The level of federal funds purchased and repurchase agreements can fluctuate significantly on a daily basis depending on funding needs and availability of sources of funds to meet those needs. Long-term debt increased $865.6 million, or 224 percent, to $1.25 billion at September 30, 1998, from $386.5 million at September 30, 1997, which reflected the addition of $930 million variable rate borrowings from the Federal Home Loan Bank ("FHLB"). In order to fund an increased level of earning assets in the most economically desirable manner, the Corporation placed more reliance on non-core sources of funds during the first nine months of 1998 compared to the first nine months of 1997.
       Total deposits decreased $199.5 million, or 1 percent, from $13.41 billion at December 31, 1997, to $13.21 billion at September 30, 1998. Short-term borrowings increased $476 million, or 24 percent, from $1.97 billion at December 31, 1997, which was primarily attributable to increases in federal funds purchased and securities sold under agreements to repurchase ($635.1 million) offset by a decrease in borrowings from the FHLB ($158.7 million). Long-term debt increased $655.9 million, or 110 percent, which resulted primarily from the addition of $645 million variable rate borrowings from the FHLB.

DERIVATIVE INSTRUMENTS
       First American has utilized off balance sheet derivative products for a number of years in managing its interest rate sensitivity. Generally, a derivative transaction is a payments exchange agreement whose value derives from an underlying asset or underlying reference rate or index. The use of non-complex, non-leveraged derivative products has reduced the Company's exposure to changes in the interest rate environment. By using derivative products such as interest rate swaps and futures contracts to effectively alter the interest rate characteristics of specific assets or liabilities on the balance sheet (for example to change a variable to a fixed rate obligation), the derivative product offsets fluctuations in net interest income from the otherwise unhedged position. In other words, if net interest income from the otherwise unhedged position changes (increases or decreases) by a given amount, the derivative product should produce close to the opposite result, making the combined amount (otherwise unhedged position impact plus the derivative product position impact) essentially unchanged. Derivative products have enabled First American to improve its balance between interest-sensitive assets and interest-sensitive liabilities by managing interest rate sensitivity, while continuing to meet the lending and deposit needs of its customers.
       In conjunction with managing interest rate sensitivity, at September 30, 1998, First American had derivatives with notional values totaling $3.24 billion. These derivatives had a net positive fair value (unrealized net pre-tax gain) of $.8 million. Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. At September 30, 1997, First American had derivatives with notional values totaling $2.55 billion. These derivatives had a net positive fair value (unrealized pre-tax gain) of $11.4 million at September 30, 1997. The instruments utilized are noted in the following table along with their notional amounts and fair values at September 30, 1998 and 1997.

                                                                                                            Weighted
                                                                                                             Average
                                                                           Weighted Average Rate            Maturity
                          Related Variable Rate        Notional         -----------------------------      ----------     Fair
(in thousands)                Asset/Liability           Amount              Paid         Received             Years       Value
----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998
  Interest rate swaps    Money market deposits         $  150,000           5.97% (1)      5.59%  (2)          1.4      $  (1,998)
  Interest rate swaps    Available for sale securities    110,100           5.04  (1)      5.77   (2)          4.2         (1,234)
  Interest rate swaps    Available for sale securities     50,000           5.69  (2)      5.33   (3)          4.1           (304)
  Interest rate swaps    Loans                            825,000           5.69  (2)      6.61   (1)          3.7         47,413
  Interest rate swaps    FHLB borrowings                   85,000           6.33  (1)      5.63   (2)          6.0         (6,365)
  Interest rate swaps    Mortgages                         20,100           6.65  (1)      5.63   (4)          8.8         (1,176)
  Forward interest rate
    swaps                Money market deposits            450,000           6.06  (1)      5.63 (2,5)          2.1         (7,762)
  Forward interest rate
    swaps                Available for sale securities  1,300,000           6.10  (1)      5.56 (2,6)          2.2        (31,228)
  Floors                 Loans                            250,000           5.45  (1)      5.67   (2)          2.6          3,450
                                                       ----------                                                       ---------
                                                       $3,240,200                                                       $     796
=================================================================================================================================

September 30, 1997
  Interest rate swaps    Money market deposits         $  250,000           5.80% (1)      5.74%  (7)          1.8      $   1,012
  Interest rate swaps    Loans                            675,000           5.73  (2)      6.66   (1)          4.5         11,821
  Forward interest rate
    swaps                Available for sale securities    250,000           6.53  (1)      N/A  (2,8)          3.0           (919)
  Forward interest rate
    swaps                Money market deposits            850,000           6.36  (1)      5.73 (2,9)          1.4         (1,018)
  Interest rate swaps    FHLB borrowings                   75,000           6.36  (1)      5.73   (2)          6.9           (257)
  Interest rate swaps    Available for sale securities     25,000           5.78  (2)      5.83   (3)          5.0           (271)
  Interest rate swaps    Mortgages                         21,585           6.65  (1)      5.66   (4)          9.8           (307)
  Caps                   Certificates of deposits         100,000           6.88  (1)      5.72   (2)           .2              -
  Floors                 Loans                            300,000           5.37  (1)      5.76   (2)          3.0          1,320
                                                       ----------                                                       ---------
                                                       $2,546,585                                                       $  11,381
=================================================================================================================================

 (1) Fixed rate.
 (2) Variable rate which reprices quarterly based on 3-month LIBOR.

 (3) Variable rate which reprices quarterly based on the constant maturity treasury index.
 (4) Variable rate which reprices monthly based on 1-month LIBOR.
 (5) Forward swap periods have become effective for $150 million and will begin at various dates during 1999 for $300 million. Variable rates were unknown at September 30, 1998, for forward swaps which were not yet effective.
 (6) Forward swap periods have become effective for $250 million and will begin at various dates during 1998 and 1999 for $1.05 billion. Variable rates were unknown at September 30, 1998, for forward swaps which were not yet effective.
 (7) Variable rate which reprices quarterly based on 3-month LIBOR, except for $25 million which reprices semi-annually based on 6-month LIBOR.
 (8) Forward swap periods begin in September 1998. Variable rates were unknown at September 30, 1997, since their related forward swap periods had not yet begun.
 (9) Forward swap periods have become effective for $200 million and will begin at various dates during 1998 and 1999 for $650 million. Variable rates were unknown at September 30, 1997, for forward swaps which were not yet effective.

       As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities which offer more interest rate risk protection. At September 30, 1998, there were $1.9 million of deferred net gains related to terminated derivatives contracts, and there were $3.0 million of deferred net gains at September 30, 1997. Deferred gains and losses on off balance sheet derivative activities are recognized as interest income or interest expense over the original covered periods.
       Net interest income for the quarter ended September 30, 1998 and 1997, was increased by derivative products income of $1.0 million and $.3 million, respectively. Net interest income for the nine months ended September 30, 1998 and 1997, was increased by derivative products income of $3.2 million and $1.1 million, respectively. The increase in derivative products net interest income for year-to-date 1998 over year-to-date 1997 was primarily due to actions taken in mid-1997 to create a derivatives position more balanced between pay-fixed and receive-fixed interest rate swaps.
       Credit risk exposure due to off-balance-sheet hedging is closely monitored, and counterparts to these contracts are selected on the basis of their credit worthiness, as well as their market-making ability. As of September 30, 1998, all outstanding derivative transactions were with counterparts with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparts allow for the netting of gains and losses in determining net credit exposure. First American's net credit exposure on outstanding derivatives on September 30, 1998 was $28.8 million. Given the credit standing of the counterparts to the derivative contracts, management believes that this credit exposure is reasonable in light of its objectives.

CAPITAL POSITION
       Total shareholders' equity was $1.60 billion, or 8.46 percent of total assets, at September 30, 1998, $1.51 billion, or 8.68 percent of total assets, at September 30, 1997, and $1.54 billion, or 8.66 percent of total assets, at December 31, 1997. Total shareholder's equity increased $82.5 million, or 5 percent, from September 30, 1997, to September 30, 1998, resulting principally from comprehensive income (net income plus unrealized gains on securities available for sale) and issuance of shares for employee benefit plans offset by dividends to shareholders and common stock repurchases. Total shareholders' equity increased $51.9 million, or 3 percent, from December 31, 1997, to September 30, 1998, which was primarily due to comprehensive income and issuance of shares in connection with employee benefit plans offset by common stock repurchases and dividends to shareholders.
       During the third quarter of 1998, First American declared cash dividends on its common stock of $.25 per common share compared to $.20 per common share in the third quarter of 1997, an increase of 25 percent. Cash dividends for the first nine months of 1998 were $.70 per share, an increase of 26 percent over the same time period last year.
       The Federal Reserve Board and the Office of the Comptroller of the Currency ("OCC") promulgate risk-based capital guidelines and regulations which require bank holding companies and national banks to maintain minimum capital ratios. As of September 30, 1998, the Corporation and FANB had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory rating. At September 30, 1998, the Corporation and FANB had total risk-based capital ratios of 11.17 percent and 11.53 percent, respectively, Tier I risk-based capital ratios of 9.26 percent and 10.31 percent, respectively, and Tier I leverage capital ratios of
7.47 percent and 11.24 percent, respectively. In order to be considered well capitalized, the total risk-based capital ratio must be a minimum of 10 percent, the Tier I risk-based capital ratio must equal or exceed 6 percent, and the Tier I leverage capital ratio must equal or exceed 5 percent.
       First American Federal Savings Bank ("FAFSB") is subject to capital requirements adopted by the Office of Thrift Supervision ("OTS"), which are similar but not identical to those issued by the Federal Reserve Board and the OCC. At June 30, 1998, FAFSB had ratios which exceeded the regulatory requirements to be classified as "well capitalized."

LIQUIDITY
       Liquidity management consists of maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Liquid assets include cash and cash equivalents (which consist of cash and due from banks, interest-bearing deposits in banks, and federal funds sold and securities purchased under agreements to resell) less Federal Reserve Bank reserve requirements in addition to trading account securities and securities that are estimated to mature within one year. Liquid assets totaled $1.45 billion and $1.17 billion at September 30, 1998, and 1997, respectively, which was approximately 8.5 percent and 7.5 percent of earning assets, respectively. Available for sale securities maturing after one year, which can be sold to meet liquidity needs, had a balance of $3.95 billion at September 30, 1998, compared to $3.08 billion at September 30, 1997. The overall liquidity position of First American is further enhanced by a high proportion of core deposits, which provide a stable funding base. Core deposits comprised 88 percent of total deposits at September 30, 1998, versus 90 percent at September 30, 1997.
       An additional source of liquidity is First American's three-year $100 million revolving credit agreement which became effective in July 1998 and replaced the 1994 $70 million revolving credit agreement. First American had no borrowings under either revolving agreement during 1998 or 1997.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Quantitative and qualitative disclosures about market risk were included in the Management's discussion and analysis contained in First American's Form 8-K filed on July 14, 1998. There have been no significant changes in the contractual balances and the estimated fair value of First American's on-balance sheet derivative financial instruments, the notional amount and estimated fair value of the company's off-balance sheet derivative financial instruments, or weighted-average interest rates.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            The information called for by this item is incorporated by reference to Item 3 of the Registrant's annual report on Form 10-K for the year ended December 31, 1997, and Note 7 to the Corporation's Consolidated Financial Statements for the quarter ended September 30, 1998 included herein.

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

               3.2            By-laws of the Registrant currently in effect as amended
                              September 17, 1998, are included herein.

              10              Rights Agreement dated July 16, 1998 is incorporated herein by reference to Exhibit 1 under Item 2 of Form 8-A filed
                              November 10, 1998.

              11              "Computation of Earnings per Common Share" is included in
                              Note 6 to the Consolidated Financial Statements for the three and nine months ended September 30, 1998 and September 30, 1997.
                              See Part 1, Item 1.

              15              Letter regarding unaudited interim financial information from
                              KPMG Peat Marwick LLP dated October 15, 1998 included
                              herein.

              27.1            Financial Data Schedule for interim year-to-date period ended
                              September 30, 1998 included herein.

              27.2            Restated Financial Data Schedule for interim year-to-date
                              period ended September 30, 1997 included herein.

      (b)   Reports on Form 8-K

            (1) A report on Form 8-K dated July 14, 1998 was filed under Item 5 ("Other Events") that includes as Exhibit 99 thereto the following giving retroactive effect to the merger of Deposit Guaranty Corp. into First American Corporation on May 1, 1998 in a transaction accounted for as a pooling of interest:

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



                                  FIRST AMERICAN CORPORATION
                                  (Registrant)



                                  /s/  Allan R. Landon
                                  -------------------------------------------
                                  Allan R. Landon
                                  Executive Vice President, CFO and Principal
                                  Financial Officer

                                  Date:     November 13, 1998
                                        -------------------------------------


                                  /s/  Marvin J. Vannatta, Jr.
                                  -------------------------------------------
                                  Marvin J. Vannatta, Jr.
                                  Executive Vice President and Principal
                                  Accounting Officer

                                  Date:     November 13, 1998
                                        -------------------------------------