Form 10-K
period 1998-12-31
FIRST AMERICAN CORP /TN/
filed 1999-03-30
CIK 36068

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                    FORM 10-K
                                  -------------
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.   COMMISSION FILE NUMBER 0-6198.

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

               SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, PAR VALUE $2.50 PER SHARE AND ASSOCIATED
                                 SERIES A JUNIOR PREFERRED STOCK
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value (computed on the basis of the reported last sale price on February 5, 1999) of shares of Common Stock, par value $2.50 per share, held by non-affiliates of the Registrant was $4,444,718,851.80. The aggregate market value calculation assumes (i) that all shares beneficially held by members of the Board of Directors of the Registrant are shares owned by "affiliates," a status which each of the directors individually disclaims, and
(ii) that shares beneficially owned by the Registrant's subsidiaries are owned by "affiliates."

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
             Class                                        February 5, 1999
             -----                                        ----------------
             Common Stock, $2.50 par value:               116,486,187

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT FROM WHICH PORTIONS ARE                          PART OF FORM 10-K
INCORPORATED BY REFERENCE                                 TO WHICH INCORPORATED
-------------------------                                 ---------------------
1. PROXY STATEMENT DATED MARCH 15, 1999                   PART III


                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I
Items 1-2    Business and Properties............................................1
                    General.................................................... 1
                    Statistical Information.................................... 7
                    Supervision and Regulation................................  8
                    Competition............................................... 19
                    Employees..................................................20

Item 3       Legal Proceedings................................................ 20

Item 4       Submission of Matters to a Vote of
                    Security Holders.......................................... 20

PART II
Item 5       Market for Registrant's Common Equity
                    and Related Stockholder Matters........................... 21

Item 6       Selected Financial Data.......................................... 21

Items 7; 7A  Management's Discussion and Analysis of Financial Condition
             and Results of Operations; Quantitative and Qualitative
             Disclosures About Market Risk.................................... 22

Item 8       Financial Statements and Supplementary Data...................... 58

Item 9       Changes In and Disagreements with Accountants on
                    Accounting and Financial Disclosure....................... 58


PART III
Item 10      Directors and Executive Officers of the Registrant............... 58

Item 11      Executive Compensation........................................... 61

Item 12      Security Ownership of Certain Beneficial Owners
                    and Management............................................ 61

Item 13      Certain Relationships and Related Transactions................... 61

PART IV
Item 14      Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K....................................... 62

                                     PART I

ITEMS 1-2:  BUSINESS AND PROPERTIES

                                     GENERAL

         First American Corporation ("First American"), a Tennessee corporation, was incorporated in 1968. First American is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), and as a savings and loan holding company under the Home Owner's Loan Act, as amended ("HOLA"). Through its banking and thrift subsidiaries, First American operates in Tennessee, Mississippi, Louisiana, Kentucky, Virginia, Arkansas and Georgia. First American owns all of the capital stock of First American National Bank ("FANB"), a national bank headquartered in Nashville, Tennessee (which operates as Deposit Guaranty National Bank in Mississippi, Louisiana and Arkansas); Peoples Bank, a Tennessee state chartered bank headquartered in Dickson, Tennessee; First American Federal Savings Bank ("FAFSB"), a federal savings bank headquartered in Roanoke, Virginia; Pioneer Bank, f.s.b., a federal savings bank headquartered in East Ridge, Tennessee; and First American Enterprises, Inc. ("FAE"), a Tennessee corporation headquartered in Nashville, Tennessee.

         FANB owns 98.75% of the issued and outstanding capital stock of IFC Holdings, Inc. ("IFC"), a Delaware corporation headquartered in Tampa, Florida, which is engaged in the distribution of securities, other investment products and insurance. Through its subsidiaries, IFC is licensed to sell investment products in all 50 states, the District of Columbia and Puerto Rico. IFC offers these products under two brand names, INVEST Financial Corporation ("INVEST") and Investment Centers of America, Inc. ("ICA"). Under the INVEST brand, IFC markets investment products to financial institutions of various asset sizes while under the ICA brand, IFC markets investment products primarily to community banks.

         FANB also owns 49% of the capital stock of The SSI Group, Inc. ("SSI"), a Florida corporation headquartered in Mobile, Alabama, which is engaged in health care claims processing.

         First American coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative controls that allow coordination of policies and activities. First American derives its income from interest, dividends and management fees received from its subsidiaries. The mailing address of the principal executive offices of First American is First American Center, Nashville, Tennessee 37237-0700, and the telephone number is (615) 748-2000.

         As of December 31, 1998, First American had total assets of approximately $20.7 billion, total deposits of approximately $15.3 billion, shareholders' equity of approximately $1.8 billion, and net income of approximately $211 million. As of December 31, 1998, FANB had total assets of approximately $20 billion, total deposits of approximately $15 billion, shareholders' equity of approximately $1.9 billion, and net income of approximately $250 million for 1998. As of June 30, 1998, on the basis of assets, First American estimates that it ranked as the 36th largest bank holding company in the United States and the ninth largest bank holding company headquartered in the Southeast.

         First American operates in two business segments, Banking Services and Enterprises, based upon management responsibilities. For a discussion of these segments, see the following section of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Report as Item 7: Business Segment Results, pages 25-28.

         First American's subsidiary banks engage in consumer and commercial lending. The risk involved to First American and its subsidiary banks in making these loans varies based on, among other things, the amount of the loan, the length of amortization of the principal, the type of collateral, if any, used to secure the loan and the characteristics of the borrower. For a further discussion of lending activities, see the following sections of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Report as Item 7: Loan Portfolio, pages 37-38; Allowance and Provision for Loan Losses, pages 45-47; Credit Risk Management, pages 43-44; and Nonperforming Assets, page 44.

         First American's investment securities portfolio is the second largest component of First American's earning assets. For a discussion of investment activities, see the following section of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Report as Item 7: Investment Securities Portfolio, pages 38-40.

         In addition, First American and its subsidiary banks derive funds from core deposits, certificates of deposit, foreign deposits, short-term borrowings and long-term debt. For a further discussion of these activities, see the following sections of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Report as Item 7: Deposits and Other Sources of Funds, pages 40-42; and Liquidity Risk Management, pages 51-53.

ACQUISITIONS AND DIVESTITURES

         In 1998, First American experienced significant growth through mergers and acquisitions.

         Effective May 1, 1998, Deposit Guaranty Corp. ("Deposit Guaranty"), a bank holding company headquartered in Jackson, Mississippi, was merged with and into First American. Deposit Guaranty, the parent company of Deposit Guaranty National Bank ("DGNB"), had total assets of $7.0 billion and total shareholders' equity of $635.2 million at December 31, 1997. This transaction was accounted for as a pooling-of-interests. First American released audited supplemental consolidated financial statements giving retroactive effect to this merger on July 14, 1998.

         Prior to the Deposit Guaranty merger, Deposit Guaranty announced plans to acquire Victory Bancshares, Inc., a bank holding company headquartered in Memphis, Tennessee, with total assets of $131 million as of December 31, 1997. Deposit Guaranty's acquisition of Victory Bancshares, Inc. closed on March 23, 1998 and was accounted for as a pooling-of-interests.

         Effective September 1, 1998, DGNB was merged with and into FANB. FANB continues to operate under the Deposit Guaranty brand name in Mississippi, Louisiana and Arkansas. For a further discussion of FANB, see Commercial Banking - First American National Bank, included in this Report at pages 4-5.

         On October 1, 1998, First American completed its acquisitions of Peoples Bank, headquartered in Dickson, Tennessee, The Middle Tennessee Bank, headquartered in Columbia, Tennessee ("MTB") and CSB Financial Corporation, headquartered in Kingston Springs, Tennessee ("CSB"). Peoples Bank operated six branches in Dickson and Houston Counties, Tennessee and had approximately $136 million in assets, $118 million in deposit liabilities and $16.8 million in shareholders' equity as of June 30, 1998. As of the same date, MTB operated seven branches in Maury County, Tennessee, and had approximately $225 million in assets, $190 million in deposit liabilities and $30 million in shareholders' equity. CSB, through its subsidiary Cheatham State Bank, a Tennessee state chartered bank, operated four branches in Cheatham County, Tennessee, and had approximately $145 million in assets, $132 million in deposit liabilities and $11 million in shareholders' equity as of June 30, 1998. MTB and CSB were merged into FANB effective October 1, 1998 and Peoples Bank is expected to be merged into FANB by the end of the third quarter of 1999. These transactions were accounted for as poolings-of-interests.

         On October 19, 1998, First American and National Commerce Bancorporation ("NCBC") announced definitive agreements to exchange a total of 14 existing bank branches in Tennessee and Virginia. Under the terms of the agreements, NCBC will acquire five existing FAFSB branches in Virginia and FAFSB will acquire nine existing NCBC branches throughout Tennessee. The branch swaps and conversions are expected to be complete by the end of the second quarter of 1999.

         Effective November 20, 1998, First American acquired Pioneer Bancshares, Inc. ("Pioneer"), a $990 million bank holding company headquartered in Chattanooga, Tennessee. Pioneer was the parent company of Pioneer Bank of Chattanooga, Tennessee, Valley Bank of Sweetwater, Tennessee and Pioneer Bank, f.s.b. of East Ridge, Tennessee. Pioneer Bank and Valley Bank were merged into FANB on November 20, 1998. Pioneer Bank, f.s.b. is expected to be merged into FAFSB in the second quarter of 1999. This transaction was accounted for as a pooling-of-interests. The restated financial results giving retroactive effect to this merger are incorporated herein by reference to First American's Consolidated Financial Statements, included in this Report under Item 8.

         First American also divested a number of non-core businesses in 1998.

         Effective July 11, 1998, First American sold certain assets of First Mortgage Corp., a mortgage subsidiary acquired from Deposit Guaranty. First Mortgage Corp., headquartered in Nebraska, operated throughout Nebraska, Iowa and Oklahoma. On August 16, 1998, First American completed the sale of McAfee Mortgage ("McAfee"), a mortgage subsidiary headquartered in Texas. The sale of McAfee, along with the sale of certain assets of First Mortgage Corp., finalized the strategic process of focusing First American's mortgage operations on primarily in-market mortgage businesses.

         In August 1998, DGNB consummated the sale of its corporate trust business to The Bank of New York. In the transaction, DGNB transferred approximately 900 bond trustee and agency relationships representing $8 billion in outstanding securities for municipalities and corporations located primarily in Mississippi and Louisiana to The Bank of New York and its trust company affiliates.

         For further discussion of these activities, see Note 2 to First American's Consolidated Financial Statements, included in this Report under Item 8, at pages 78-81.

BANKING SERVICES

         FIRST AMERICAN NATIONAL BANK ("FANB")

         Founded in 1883, at December 31, 1998, FANB operated in six states throughout the southeastern United States. At year's end, FANB's banking offices were located: (1) in 34 Tennessee counties containing approximately 73.9% of Tennessee's population; (2) in 26 Mississippi counties containing approximately 55.9% of Mississippi's population; (3) in 13 Louisiana parishes containing approximately 52.9% of Louisiana's population; (4) in two Kentucky counties containing approximately 2.6% of Kentucky's population; (5) in two Virginia counties (or cities) containing approximately 1.0% of Virginia's population; and
(6) in one Arkansas county containing approximately 4.2% of Arkansas' population.

         On a pro forma basis as of June 30, 1998, FANB estimates that it maintained the following market shares in the markets that it serves:

               (1) Tennessee. FANB was the largest bank in Tennessee. FANB had the largest deposit base in the Middle Tennessee Region, the largest deposit base in the Southeast Tennessee Region and the largest deposit base in the Tri-Cities Metropolitan Statistical Area. In the Knoxville Metropolitan Statistical Area and the West Tennessee Region, FANB held the second and fourth largest deposit bases, respectively. The Middle Tennessee Region includes Bedford, Cannon, Cheatham, Davidson, DeKalb, Dickson, Giles, Houston, Maury, Montgomery, Putnam, Rutherford, Stewart, Sumner, Trousdale, Warren, Williamson and Wilson Counties. The Southeast Tennessee Region includes Bradley, Cumberland, Hamilton, Marion, McMinn, Meigs, Rhea, Roane and Sequatchie Counties in addition to Whitfield County, Georgia. The West Tennessee Region includes Gibson, Henry, Madison and Shelby Counties;

               (2) Mississippi. FANB, operating as DGNB, was the second largest bank in Mississippi. FANB had the largest deposit base in the South Mississippi Region, excluding Harrison County in which FANB had the eighth largest deposit base. In the Middle and North Mississippi Regions, FANB had the second largest deposit base. The South Mississippi Region includes Adams, Forrest, Jones, Lamar, Lawrence, Pike and Wilkinson Counties. The Middle Mississippi Region includes Hinds, Lauderdale, Madison, Rankin, Warren and Yazoo Counties. The

                   North Mississippi Region includes Alcorn, Coahoma, Itawamba, Lee, Leflore, Lowndes, Oktibbeha, Prentiss, Tishomingo, Webster and Washington Counties; and

               (3) Louisiana. FANB, operating as DGNB, was the fifth largest bank in Louisiana. FANB had the third largest deposit base in the North Louisiana Region and the fifth largest deposit base in the South Louisiana Region. The North Louisiana Region includes Bossier, Caddo, Madison, Morehouse, Ouachita and Richland Parishes. The South Louisiana Region includes Ascension, East Baton Rouge, Jefferson, Livingston, Orleans, St. Tammany and Tangipahoa Parishes.

         At December 31, 1998, FANB had a total of 391 banking offices. In Tennessee, FANB had banking offices in the ten largest Tennessee counties (measured by aggregate bank deposits of banks in the county at June 30, 1998) and in the ten most populous Tennessee cities. In Mississippi, FANB had banking offices in nine of the ten largest Mississippi counties (measured by aggregate bank deposits of banks in the county at June 30, 1998) and in nine of the ten most populous Mississippi cities. In Louisiana, FANB had banking offices in six of the ten largest Louisiana parishes (measured by aggregate bank deposits of banks in the parish at June 30, 1998) and in six of the ten most populous Louisiana cities.

         FANB offers the services generally performed by commercial banks of like size and character. FANB also provides individual trust services and investment management services for customers of First American's subsidiary banks. For a discussion of the securities brokerage services provided by FANB, please see "Investment Product Distribution; Broker/Dealer Services" on page 6 of this Report.

         In addition, FANB owns First AmTenn Life Insurance Company, which underwrites credit life and accident and health insurance on extensions of credit made by FANB. On July 1, 1998, First AmTenn Life Insurance Company was merged into G&W Life Insurance Company, a wholly owned subsidiary of FANB acquired in conjunction with the Deposit Guaranty merger. Immediately following the merger, the entity's name was changed to First AmTenn Life Insurance Company.

         FANB offers 24-hour banking service through a variety of means, including PC banking, telephone banking and automated teller machines located at a majority of its banking offices and at other locations. At December 31, 1998, FANB operated a total of 699 automated teller machines.

         FEDERAL SAVINGS BANK SUBSIDIARIES

         FAFSB offers the services generally performed by savings banks of like size and character. At December 31, 1998, FAFSB had ten branches in the southwestern region of Virginia and offered 24-hour banking service through 12 automated teller machines. On the basis of deposits at June 30, 1998, First American estimates that FAFSB had the fifth largest deposit base in the Pulaski County, Virginia market, the fifth largest deposit base in the Smyth County, Virginia market and the fifth largest deposit base in the Wythe County, Virginia market.

         In April, 1998, three FAFSB branches in Virginia, with total deposits of approximately $37 million, were sold for a pretax gain of $2.7 million. The sale of these branches was a part of the implementation of First American's Distribution Management System, which is designed to reconfigure First American's distribution system to determine the best mix of distribution alternatives for clients and to maximize return on capital investment.

         Pioneer Bank, f.s.b. also offers services generally performed by savings banks of like size and character. At December 31, 1998, Pioneer Bank, f.s.b. had one branch in Tennessee, two branches in Georgia and offered 24-hour banking service through three automated teller machines.

ENTERPRISES

         FAE was formed in 1995 for the purpose of developing sources of non-traditional financial services income. FAE has concentrated its efforts in exploring potential fee income generation in the areas of health care payment processing, insurance company relational database services, and third-party marketing and securities distribution. A division of FANB manages First American's investments in these areas, including investments in IFC and SSI.

         INVESTMENT PRODUCT DISTRIBUTION; BROKER/DEALER SERVICES

         IFC (formerly INVEST Financial Corporation) is a securities broker/dealer registered with the National Association of Securities Dealers, Inc. ("NASD"). IFC, through the INVEST and ICA brands, is licensed to sell investment products in all 50 states, the District of Columbia and Puerto Rico.

         Headquartered in Tampa, Florida, IFC is a third party marketer of investment products for financial institutions. Through its Investment Services Group ("ISG"), IFC also serves as the third party marketer of investment products for First American's subsidiary banks.

         ICA, a North Dakota corporation headquartered in Bismarck, North Dakota, is a wholly owned subsidiary of IFC. ICA is also a broker/dealer registered with the NASD and a third-party marketer of its own brand of investment products through financial institutions. ICA primarily services community banks with assets of $500 million or less.

         On December 16, 1998, IFC completed the purchase of the assets of the Specialized Investment Division of Financial Service Corporation, a subsidiary of SunAmerica, Inc. This acquisition gave IFC an entry into the credit union market and brought additional management and sales experience to IFC. The purchase added new clients, new representatives, new locations and approximately $300 million in product sales to IFC's operations.

         As of December 31, 1998, IFC serviced more than 330 banks through approximately 2500 licensed representatives in more than 1334 investment centers located throughout the United States, making IFC the nation's leading provider of investment services for banks and financial institutions.

         HEALTH CARE CLAIMS PROCESSING

         SSI is a health care claims processing company headquartered in Mobile, Alabama. SSI uses automated data processing to assist hospitals and physicians in relaying billing and payment-related information to medical benefits third-party payors such as government agencies, health maintenance organizations and insurance carriers. SSI's claims processing services include transmission of bill payments by both patients and third-party payors to hospitals or physicians. SSI provides these electronic financial data processing services to more than 910 hospitals, clinics and physicians in 43 states.

         On November 6, 1998, SSI completed the purchase of the assets of Health Management Technologies, Inc. ("HMT"), a corporation headquartered in Lafayette, California. HMT developed and marketed healthcare information management software for workers compensation, occupational health and managed care organization insurance carriers. HMT's shareholders received 9.16% of SSI's common stock in the transaction. Simultaneously, FANB exercised a portion of its option to purchase additional shares from Southern Medical Health Systems, Inc., which is wholly owned by Celia A. Wallace, at a cost of approximately $900,000. FANB currently owns 49% of SSI and has the option to purchase up to a total of 58.5% of the company. The balance of SSI is owned, either directly or indirectly, by Ms. Wallace, a member of First American's Board of Directors since 1996, Health Care Insight, L.C., Karen Wolfe and A. Allan Machesney.

                             STATISTICAL INFORMATION

         Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Year-End Balance Sheets, which discuss First American and its subsidiaries from a financial perspective, are contained in Items 7, 7A, and 8 of this Report and incorporated herein by reference.

                           SUPERVISION AND REGULATION

GENERAL

           First American is a bank holding company subject to regulation, supervision and examination by the Federal Reserve Board under the BHCA. The activities of First American are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries or any other activity which the Federal Reserve Board determines to be an appropriate activity for a bank holding company because such activity is closely related to banking or managing or controlling banks. In making such determinations, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, bank holding companies such as First American are required to obtain prior approval of the Federal Reserve Board to engage in any new activity or to acquire more than 5% of any class of voting stock of any company. First American is also a savings and loan holding company subject to the supervision of the Office of Thrift Supervision ("OTS") under HOLA.

           FANB, a national bank, is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC"). FAFSB and Pioneer Bank, f.s.b. are federal savings banks and, as such, are subject to regulation, supervision and examination by the OTS. Peoples Bank, a Tennessee state-chartered bank, is subject to regulation by the Tennessee Department of Financial Institutions ("TDFI"). Each of First American's depository institution subsidiaries is also subject to regulation by the Federal Reserve Board and insured by, and subject to the regulations of, the Federal Deposit Insurance Corporation ("FDIC"). In addition, First American's banking subsidiaries are significantly affected by the actions of the Federal Reserve Board by virtue of its role in regulating money supply and credit availability, as well as by the U.S. economy in general. Areas subject to regulation by federal authorities include loan loss reserves, investments, loans, mergers, issuance of securities, capital, payment of dividends, establishment and closing of branches, product offerings and other aspects of operations. In addition to banking laws, regulations and regulatory agencies, First American and its subsidiaries and affiliates are subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which, directly or indirectly, affect the operations and management of First American and its ability to make distributions.

           First American's (Enterprises), First American's non-banking subsidiaries ("Enterprises") are non-banking subsidiaries, are subject to the supervision of the Federal Reserve Board, and may be subject to the supervision of other regulatory agencies including the Securities and Exchange Commission ("SEC"), the NASD and state securities and insurance regulators. Subsidiaries and permitted investments of FANB, such as IFC and SSI, are also subject to regulation and conditions of acquisition by the OCC.

           The following discussion summarizes certain aspects of those laws and regulations that affect First American. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provision or proposal.

         Supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, not for the protection of bank holding company shareholders or creditors. For example, according to Federal Reserve Board policy, First American is expected to serve as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each of them. This support may be required at times when First American would not otherwise be inclined to provide it.

         Under the "cross-guarantee" provisions of the Federal Deposit Insurance Act ("FDIA"), any FDIC-insured subsidiary of First American can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured subsidiary or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured subsidiary "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF"), or both. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of any of the bank subsidiaries of First American.

         Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and by the various bank regulatory agencies. The likelihood and timing of any such proposals or bills being enacted and the impact they might have on First American and its subsidiaries cannot be determined at this time.

CAPITAL AND OPERATIONAL REQUIREMENTS

         The Federal Reserve Board, the OCC, the OTS and the FDIC have adopted substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines applicable to bank holding companies define a two-tier capital framework. Tier 1 capital generally consists of common and qualifying preferred shareholders' equity, less goodwill, certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.24% of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. For purposes of calculating risk-weighted assets, assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. For a discussion of First American's Tier 1 and total risk-based capital ratios, please see Note 16 ("Legal and Regulatory Matters") to First American's Consolidated Financial Statements on pages 99-102 herein.

         In addition, each of the federal bank regulatory agencies has established minimum leverage capital ratio guidelines. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3%. For information on First American's leverage ratio, see Note 16 ("Legal and Regulatory Matters") to First American's Consolidated Financial Statements on pages 99-102 herein.

         FAFSB and Pioneer Bank, f.s.b. are subject to similar capital requirements adopted by the OTS. Under OTS capital guidelines, a federal savings bank is required to maintain tangible capital of at least 1.5% of tangible assets, core (leverage) capital of at least 3% of the association's adjusted total assets and risk-based capital of at least 8% of risk-weighted assets. For more information on these capital ratios, please see Note 16 ("Legal and Regulatory Matters") to First American's Consolidated Financial Statements on pages 99-102 herein.

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

         The OTS regulatory capital requirements, which are applicable to FAFSB and Pioneer Bank, f.s.b., also incorporate an interest rate risk component. Under the OTS regulation, a federal savings bank's interest rate risk is measured by the decline in the net portfolio value of its assets that would result from a hypothetical 200 basis point increase or decrease in interest rates, divided by the estimated economic value of the federal savings bank's assets. A federal savings bank whose interest rate risk exposure exceeds 2% would be required to deduct an amount equal to one half of the difference between the federal savings bank's interest rate risk and 2% multiplied by the estimated economic value of its assets.

         At December 31, 1998, each of First American's insured depository institution subsidiaries were in compliance with applicable federal capital adequacy guidelines.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective U.S. federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan in order for the capitalization plan to be accepted by the appropriate bank regulator. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. FDICIA also requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

         The federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish successive degrees of corrective action to be taken when an institution is considered undercapitalized, including, in the most severe cases, placing an institution into conservatorship or receivership. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases. For a discussion of First American's capital ratios, please see Note 16 ("Legal and Regulatory Matters") to First American's Consolidated Financial Statements on pages 99-102 herein.

         The federal banking agencies have also adopted final regulations that mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation is a part of the institution's regular safety and soundness examination. In addition, the banking agencies have adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet position) in the determination of a bank's capital adequacy. On June 4, 1998, the OTS released a proposed comprehensive guidance bulletin regarding risk management of interest rates, investment securities and use of financial derivatives. For a discussion of the accounting and reporting standards applicable to derivative instruments, please see "Derivatives" on pages 50-51 of this Report.

ACQUISITION AND EXPANSION

         The BHCA requires any bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of any class of voting stock of any bank that is not already majority-owned by the bank holding company.

         The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, except that applicable agency and aggregate market share limitations may apply. Under these market share limitations, a bank holding company which controls more than 10% of the total amount of deposits of insured depository institutions in the United States is prohibited from making further acquisitions. The BHCA also prohibits an acquisition if, upon consummation of the transaction, a bank holding company would control 30% or more of the total amount of deposits of insured depository institutions in the state which is the home state of the bank or bank holding company being acquired. First American estimates that, as of December 31, 1998, it held the following percentages of all such deposits in each of the following states: less than 14% in Tennessee; less than 14% in Mississippi; less than 4% in Louisiana; less than 1% in Arkansas; less than .5% in Kentucky; less than .5% in Virginia; and less than .5% in Georgia.

         Tennessee has adopted conforming legislation incorporating the deposit caps enacted by Congress. Under the Tennessee Bank Structure Act, a bank or bank holding company will be prohibited from acquiring any bank in Tennessee if that bank or bank holding company, on consummation of the acquisition, would control 30% or more of the total deposits in all insured financial institutions in Tennessee. In addition, a bank holding company, whether incorporated in Tennessee or elsewhere, may not acquire any bank in Tennessee that has been in operation less than five years or organize a new bank in Tennessee except in the case of certain interim bank mergers and acquisitions of banks in financial difficulty. Under Tennessee laws pertaining to bank mergers, banks in separate counties in Tennessee which have been in operation at least five years may merge. Banks with principal offices in the same county may merge without regard to the five-year aging requirement. The effect of these provisions is that First American may acquire banks in Tennessee which have been in operation for five years but may not form or acquire a new bank in any Tennessee county other than Davidson County, in which the main office of FANB is located.

         The Interstate Banking and Branching Act also authorizes banks with different home states to merge across state lines, unless the home state of a participating institution has passed legislation prior to June 1, 1997 explicitly prohibiting interstate branching with that state. No states in which First American's banking subsidiaries are located passed such legislation. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations if such state has enacted a law permitting such de novo branching. Tennessee state law currently allows interstate branching by acquisition or merger, of either a bank or a bank branch, but does not expressly permit the de novo establishment of a bank branch.

ENFORCEMENT POWERS OF THE BANKING AGENCIES

         Federal and state banking agencies have broad enforcement powers over bank holding companies and their subsidiaries, including, in the case of federal agencies, the power to terminate deposit insurance, impose substantial fines and other civil penalties and, in the most severe cases, to appoint a conservator or receiver for a depository institution. Failure to maintain adequate capital or to comply with applicable laws, regulations and supervisory agreements could subject First American or its subsidiaries to these enforcement provisions.

BANK REGULATION

         Payment of Dividends. First American is a legal entity separate and distinct from its subsidiary banks and its Enterprises. First American's revenues (on a parent company only basis) result, in part, from dividends paid to First American by its subsidiaries. The right of First American, and consequently the right of its creditors and shareholders, to participate in any distribution of the assets or earnings of any subsidiary through the payment of dividends is subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that claims of First American in its capacity as a creditor may be recognized. In addition, under applicable law, FANB may not pay a dividend without prior approval of the OCC if the total of all dividends declared in any calendar year exceeds the total of its net profits of the preceding two calendar years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. FAFSB and Pioneer Bank, f.s.b. must provide the OTS with at least 30 days notice prior to declaring a dividend and are subject to other OTS regulations governing capital distributions. The ability of Peoples Bank to pay dividends is subject to the rules and regulations of the TDFI governing the amount of dividends which may be paid to shareholders, the manner in which dividends are paid, and the methods, if any, by which capital stock and surplus may be retired and reduced. Each of the banking subsidiaries is prohibited from paying a dividend if such payment would cause the subsidiary to fail to maintain capital within regulatory minimums. Similarly, the appropriate federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of the bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

         Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a level of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company's capital needs, asset quality and overall financial condition.

         In addition to the foregoing, the ability of First American and its banking subsidiaries to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as previously described. The right of First American, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries. For more information on "Payment of Dividends," please see Note 16 ("Legal and Regulatory Matters") to First American's Consolidated Financial Statements on pages 99-102 herein. For a discussion on the impact of First American's long-term debt on its ability to pay dividends to shareholders, please see Note 10 ("Long-term Debt") to First American's Consolidated Financial Statements on page 89 herein.

         Furthermore, under the FDIA, insured depository institutions are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institutions would become "undercapitalized" (as such term is used in the statute). Based on the current financial condition of these institutions, First American does not expect that this provision will have any impact on its ability to obtain dividends from its bank subsidiaries.

         FDIC Insurance. First American's subsidiary depository institutions are subject to FDIC deposit insurance assessments. The FDIC has promulgated risk-based deposit insurance assessment regulations which became effective in 1993. Under these regulations, insured institutions (whether members of BIF or SAIF) are assigned assessment risk classifications based upon capital levels and supervisory evaluations.

         With the exception of deposits attributable to thrift acquisitions, FANB and Peoples Bank pay their premiums at the BIF rate. Premiums on deposits attributable to thrift acquisitions held by non-thrifts are paid at the SAIF rate based on a percentage of total deposits determined at the time of acquisition. As federal savings banks, FAFSB and Pioneer Bank, f.s.b. pay their premiums at the SAIF rate. Thus, First American's overall deposit insurance premium expenses are affected by changes in both the BIF and the SAIF assessment rates. For a discussion of First American's assessment rates, please see Note 16 ("Legal and Regulatory Matters") to First American's Consolidated Financial Statements on pages 99-102 herein.

         The Deposit Insurance Funds Act of 1996 ("DIFA") requires BIF members to pay one-fifth of the assessment rate imposed upon thrifts to cover the annual Financing Corporation ("FICO") bond payments from January 1, 1997 until December 31, 1999 or until the insurance funds are merged, whichever occurs first. DIFA provides that the insurance funds may only be merged following the merger of the thrift and banking charters (when the last savings and loan association ceases to exist). Thereafter, banks and thrifts will pay the assessment on a pro rata basis. For more information regarding FDIC assessment rates, please see Note 16 ("Legal and Regulatory Matters") of First American's Consolidated Financial Statements on pages 99-102 herein.

         Community Reinvestment Act. First American's subsidiary depository institutions are also subject to the requirements of the Community Reinvestment Act of 1976 ("CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process, as well as when an institution applies to undertake a merger, acquisition or to open a branch facility. CRA regulations incorporate an evaluation system that rates institutions based on their performance in meeting community credit needs. Under these regulations, each institution is evaluated based on the degree to which it is providing loans (the lending test), branches and other services (the service test), and investments (the investment test) to low and moderate income areas in the communities it serves, based on the communities' demographics, characteristics and needs, the institution's capacity, product offerings and business strategy. Under this evaluation system, institutions receive one of four composite ratings: Outstanding, Satisfactory, Needs to Improve or Substantial Noncompliance. As of December 31, 1998, each of First American's subsidiary depository institutions had a satisfactory rating.

         Certain Transactions with Affiliates. Provisions of the Federal Reserve Act impose restrictions on the type, quantity and quality of transactions between affiliates of an insured bank (including First American and its non-bank subsidiaries) and the insured bank (or federal savings bank) itself. Under these restrictions, an insured bank (or federal savings bank) and its subsidiaries are, among other things, limited in engaging in "covered transactions" with any one affiliate to no more than 10% of the capital stock and surplus of the insured bank (or federal savings bank); and with all affiliates in the aggregate, to no more than 20% of the capital stock and surplus of the bank (or federal savings bank). "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, any transaction with an affiliate, including loans, contractual arrangements and purchases, must be on terms and conditions that are substantially the same or at least as favorable to the bank (or federal savings bank) as those prevailing at the time for comparable transactions with non-affiliated companies. The purpose of these restrictions is to prevent the misuse of resources of the bank by its uninsured affiliates. An exception to the quantitative restrictions is provided for transactions between two insured banks or federal savings banks that are within the same holding company structure where the holding company owns 80% or more of each bank. If a rule proposed by the Federal Reserve Board on July 15, 1997, becomes final, it will affect "covered transactions" between banks, such as FANB and FAFSB, and their operating subsidiaries. The proposed rule, among other things, limits credit transactions between banks and their subsidiaries.

         Transactions with Insiders. Any loans made by First American's depository institution subsidiaries to their respective executive officers, directors or shareholders who own 10% or more of First American's common stock, as well as entities such persons control, are required to be made on terms substantially the same as those offered to unaffiliated individuals and to involve not more than the normal risk of repayment. These loans are subject to individual and aggregate limits depending on the person involved. Further, provisions of the BHCA prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         Other Safety and Soundness Regulations. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are categorized as "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," as such terms are defined under uniform regulations issued by each of the federal banking agencies.

         In addition, FDIC regulations require that management report on its institution's responsibility for (a) preparing financial statements, (b) establishing and maintaining an internal control structure and procedures for financial reporting, and (c) compliance with designated laws and regulations concerning safety and soundness. Under these rules, independent auditors must attest to and report separately on assertions in management's report concerning the effectiveness of the internal control structure over financial reporting, using FDIC-approved audit procedures.

         FDICIA requires each of the federal banking agencies to develop regulations addressing certain safety and soundness standards for insured depository institutions, including operational and managerial standards, asset quality, earnings and stock valuation standards, as well as compensation standards (but not dollar levels of compensation). Each of the federal banking agencies has issued regulations and interagency guidelines implementing these standards. The regulations and guidelines set forth general operational and managerial standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees, benefits, asset quality and earnings standards. These rules require each federal agency to determine compliance with safety and soundness standards through the examination process and, if necessary to correct weaknesses, require an institution to file a written compliance plan.

         In September 1995, the OCC implemented the Supervision by Risk program to ensure OCC regulatory examinations address activities that are most likely to have a material impact on a bank's safety and soundness. The OCC identified nine areas of risk to be examined under this program: credit, interest rate, liquidity, price, foreign currency translation, transaction, compliance, strategic and reputation. On February 4, 1998, the OCC released guidelines bringing technology within the Supervision by Risk program. These guidelines emphasized the importance of technology as an integral part of the financial services business, focusing on identification, measurement, monitoring and control of risks associated with the use of technology. On July 22, 1998, the OCC revised its supervision manual applicable to national banks with total assets of $1 billion or more, expanding the application of Supervision by Risk to all aspects of the supervisory process. The revised manual bases its supervisory framework on three key elements, core knowledge, core assessment and optional procedures, and is intended to facilitate consistent risk assessments across geographic lines and products regardless of the diversity or complexity of the financial institution.

INTEREST RATE LIMITATIONS

         The maximum permissible rates of interest on most commercial and consumer loans made by First American's insured depository institution subsidiaries are governed by state usury laws in the states where these subsidiaries operate and by applicable federal statutes and regulations that in each case set limits on interest rates and impose penalties in the event such limits are exceeded. In certain circumstances, these federal statutes and regulations preempt state usury laws that otherwise would apply.

         The interest rates in Tennessee are governed by Tennessee's general usury law and the Tennessee Industrial Loan and Thrift Companies Act ("Industrial Loan Act"). Tennessee's general usury law authorizes a floating rate of 4% per annum over the average prime or base commercial loan rate, as published by the Federal Reserve Board from time to time, subject to an absolute 24% per annum limit. The Industrial Loan Act, which is also generally applicable to most loans made by

FANB in Tennessee, authorizes an interest rate of 24% per annum and allows certain loan charges, typically on a more liberal basis than does the general usury law. Under Mississippi law, the legal rate of interest on all notes, accounts and contracts is 8% per annum. However, until July 1, 2001, the parties may agree to pay a higher interest rate. Louisiana's general usury law provides that the amount of conventional interest may not exceed 12% per annum. In Kentucky, the legal rate of interest is 8% or less per annum; however, by written agreement, parties may agree for the payment of interest at any rate under any written contract or other written obligation where the original principal amount is in excess of $15,000. For loans where the original principal amount is $15,000 or less, any rate allowed national banking associations under federal law is permissible. In Arkansas, the maximum legal rate for consumer loans and credit sales is 5% over the federal discount rate. Under Virginia law, usury limits do not generally apply to the type of loans most commonly made by FANB or federal savings banks such as FAFSB. In Georgia, the legal rate of interest is 7% per annum unless the rate is established by written contract. Certain other usury laws affect limited classes of loans, but the laws referenced above are by far the most significant.

         Under the Interstate Banking and Branching Act, the usury or interest laws of a bank's home state may be applied to that bank's operations in other states under certain circumstances. However, FANB generally applies the interest rate of the state in which the transaction occurs to that transaction.

ENVIRONMENTAL REGULATION

         As real estate lenders and as owners of real property, financial institutions such as First American and its subsidiary insured depository institutions may become subject to liability under various statutes and regulations applicable to property owners, specifically including those which impose liability with respect to the environmental condition of real property. First American's primary exposure under these statutes and regulations stems from the lending activities of its subsidiary commercial banks, which have adopted policies and procedures to identify and monitor their exposure to avoid any material loss or liability related to the environmental condition of mortgaged property. Environmental liability can also result from mergers and acquisitions, and First American has implemented procedures to identify and avoid any material loss or liability related to the acquisition of real property through mergers and acquisitions.

YEAR 2000

         On May 5, 1997, the Federal Financial Institutions Examination Council ("FFIEC"), which consists of the Federal Reserve Board, the OCC, the FDIC, the OTS, and the National Credit Union Administration, issued a statement (the "May 1997 Interagency Statement") encouraging financial institutions, such as First American and its subsidiaries, to undertake initiatives to address and resolve the Year 2000 issue by December 31, 1998. During 1997 and throughout 1998, the FFIEC expanded on its May 1997 Interagency Statement to provide further guidance to management of financial institutions in addressing the Year 2000 issue (collectively, the "FFIEC Interagency Statements"). For example, on May 13, 1998, the FFIEC released a statement requiring each financial institution to establish a Year 2000 customer awareness program to inform its customers of steps taken to minimize the risk that its customers may be affected by Year 2000-related computer problems. Also on May

13, 1998, the FFIEC issued guidance on the Year 2000 business resumption contingency planning process that should be undertaken by each financial institution. This process includes four phases: (1) organizational planning guidelines; (2) assessment of the potential impact of mission-critical system failures; (3) a contingency plan establishing a timeline for implementation; and
(4) testing. In addition, the FFIEC released a statement in August 1998 regarding the potential risks associated with fiduciary services and the Year 2000 date change. On October 15, 1998, the Interagency Guidelines establishing Year 2000 Standards for Safety and Soundness were issued, establishing minimum standards for safety and soundness. The Guidelines address the review of mission-critical systems for Year 2000 readiness, renovation of internal and external mission-critical systems, testing of mission-critical systems by specific deadlines, business-resumption contingency planning, customer risk and involvement of the board of directors and management.

         The FDIC provides that by June 30, 1999, testing of mission-critical systems should be complete and implementation of the contingency planning process should be substantially complete. A financial institution's failure to appropriately address Year 2000 readiness issues may result in supervisory action, including formal and informal enforcement actions, denials of applications filed pursuant to the FDIA, civil money penalties, reductions in the institution's composite ratings and increased risk-related premiums.

         For a discussion of First American's initiative undertaken in response to the FFIEC Interagency Statements, as updated, please see pages 53-55 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Report as Item 7.

RIEGLE COMMUNITY DEVELOPMENT AND REGULATORY IMPROVEMENT ACT

         The Riegle Community Development and Regulatory Improvement Act ("RCDRIA") is an effort to alleviate certain regulatory burdens imposed on the banking industry by amending sections of FDICIA and other statutes pertaining to the regulation of financial institutions and financial institution holding companies. For example, as amended by the RCDRIA, FDICIA empowers each agency to adopt its own standards for safety and soundness relating to quality, earnings and stock valuation as the agency deems appropriate.

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

BROKER/DEALER REGULATION

         The United States securities industry generally is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. IFC and ICA are registered broker/dealers in securities under the Securities Exchange Act of 1934, as amended, and are members of the NASD. IFC and ICA are also investment advisers pursuant to the Investment Advisers Act of 1940, as amended, and members of the Securities Investor Protection Corporation. IFC is registered as a broker/dealer in 50 states, the District of Columbia and Puerto Rico. As a third-party marketer of investment products, IFC may, in certain instances, be subject to regulation by those agencies having supervisory authority over IFC's financial institution clients, including, for example, the Federal Reserve Board, the OCC, the OTS, the FDIC and various state banking agencies.

         The regulations to which broker/dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, uses and safekeeping of customers' funds and securities, recordkeeping, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of the customer and the securities market rather than the protection of creditors and stockholders of broker/dealers.

                                   COMPETITION

         The activities in which First American engages are very competitive. Generally, the lines of activity and markets served by First American involve competition with money market mutual funds, national and state banks, mutual savings banks, savings and loan associations, finance companies, brokerage firms, credit unions and other financial institutions located primarily in the southeastern region of the United States. The principal methods of competition center around such aspects as interest rates on loans and deposits, lending limits, customer services, location of offices, provision of financial services and other service delivery systems. Some of First American's competitors are major corporations with substantially more assets and personnel than First American and its subsidiaries. Additionally, First American's competitive environment is subject to future changes in federal and state legislation.

         First American's subsidiary banks actively compete for loans and deposits with other commercial banks, savings and loan associations, and credit unions. Consumer finance companies, department stores, factors, mortgage brokers and insurance companies are also significant competitors for various types of loans. FANB competes for various types of fiduciary and trust business from other banks, trust and investment companies, investment advisory firms and others.

         Through IFC, FANB competes with other third-party marketers of investment products and other entities offering securities brokerage services.

                                    EMPLOYEES

       As of December 31, 1998, First American and its subsidiaries employed 7,195 full-time equivalent officers and employees, compared with 7,869 at December 31, 1997.

ITEM 3:  LEGAL PROCEEDINGS

       Note 16 to First American's Consolidated Financial Statements, included in this Report under Item 8 at pages 99-102, is hereby incorporated in this
Item 3 by reference.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On July 1, 1998, First American began trading its Common Stock on the New York Stock Exchange under the symbol "FAM." Prior to July 1, 1998, First American's Common Stock was traded on the National Association of Securities Dealers Automated Quotation National Market System (the "Nasdaq National Market System") under the symbol "FATN."

         At the close of business on February 5, 1999, there were approximately 16,790 holders of record of First American's Common Stock. The following table sets out the quarterly high and low sales prices of First American's Common Stock. The dividends declared during each quarter for the last two years are also shown.

                                  STOCK PRICES*

                                                                DIVIDENDS
                                 HIGH               LOW         DECLARED
                                 ----               ---         --------
         1997
         ----
         First Quarter          $34.63            $28.00         $.155
         Second Quarter          40.00             29.63           .20
         Third Quarter           50.13             38.00           .20
         Fourth Quarter          55.38             43.75           .20
                                 =====             =====           ===
         1998
         ----
         First Quarter          $49.69            $43.13         $ .20
         Second Quarter          54.88             43.13           .25
         Third Quarter           51.00             34.75           .25
         Fourth Quarter          44.69             33.44           .25
                                 =====             =====           ===


(* STOCK PRICES AND DIVIDEND AMOUNTS HAVE BEEN RESTATED TO GIVE RETROACTIVE EFFECT TO THE 2-FOR-1 SPLIT OF FIRST AMERICAN'S COMMON STOCK EFFECTIVE MAY 9, 1997.)

See SUPERVISION AND REGULATION, PAYMENT OF DIVIDENDS. See also, Notes 10 and 16 to First American's Consolidated Financial Statements, included in this Report under Item 8, which are incorporated herein by reference.

ITEM 6:  SELECTED FINANCIAL DATA

         The table "Selected Financial Data: 1994-1998" on page 23 hereof is incorporated in this Item 6 by reference.

ITEMS 7 AND 7A:

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TABLE 1:  SELECTED FINANCIAL DATA:  1994-1998

==================================================================================================================================
                                                                                 YEAR ENDED DECEMBER 31
----------------------------------------------------------------------------------------------------------------------------------
                                                              1998          1997            1996           1995            1994
----------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENTS (in thousands):
  Net interest income, taxable equivalent basis(1)       $   753,160   $   712,153     $   637,283    $   576,510     $   513,914
  Less taxable equivalent adjustment                          19,548        12,993          13,312         11,467          10,996
----------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                        733,612       699,160         623,971        565,043         502,918
  Provision for loan losses(2)                                40,933        16,109           6,437          2,861         (13,212)
  Noninterest income                                         477,612       405,633         311,927        209,987         187,996
  Noninterest expense                                        715,113       699,104         597,403        479,479         438,789
  Merger and integration charges                             121,725          --             --             7,269            --
----------------------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                           333,453       389,580         332,058        285,421         265,337
  Income tax expense                                         122,091       142,066         117,879        102,639          92,946
----------------------------------------------------------------------------------------------------------------------------------
  Net income                                             $   211,362   $   247,514     $   214,179    $   182,782     $   172,391
==================================================================================================================================
SELECTED PER SHARE DATA:
  Net income:
    Basic                                                $      1.88   $      2.19     $      1.93    $      1.70     $      1.64
    Diluted                                                     1.84          2.15            1.91           1.67            1.62
  Cash dividends declared and paid                               .95          .755            .605            .53             .44
  Book value (end of year)                                     15.30         14.65           13.87          12.86           11.35
  Market price (end of year)                                  44.375         49.75           28.81          23.69           13.44
  Market/book (end of year)                                     2.90 x        3.40 x          2.08 x         1.84 x          1.18 x
==================================================================================================================================
AVERAGES (in thousands):
  Assets                                                 $19,308,928   $17,910,943     $16,596,260    $14,877,319     $13,398,717
  Loans, net of unearned discount                         11,729,519    11,794,989      10,746,138      9,228,568       7,746,575
  Earning assets                                          17,513,530    16,225,962      15,120,673     13,531,551      12,147,118
  Deposits                                                14,255,892    13,751,103      12,835,783     11,603,925      10,756,831
  Long-term debt                                             826,795       451,118         434,086        292,455         109,031
  Shareholders' equity                                     1,676,118     1,590,246       1,470,889      1,286,123       1,152,531
==================================================================================================================================
END OF PERIOD (in thousands):
  Assets                                                 $20,731,770   $18,791,326     $17,673,250    $16,527,158     $14,112,231
  Loans, net of unearned discount                         11,739,688    12,291,490      11,155,918     10,421,140       8,363,052
  Earning assets                                          18,658,658    16,893,930      15,857,117     14,970,874      12,714,565
  Deposits                                                15,270,756    14,153,878      13,540,935     12,842,282      10,929,688
  Long-term debt                                           1,152,939       614,218         440,562        421,791         271,473
  Shareholders' equity                                     1,779,795     1,643,893       1,543,896      1,422,210       1,189,127
==================================================================================================================================
SIGNIFICANT RATIOS:
  Return on average assets                                      1.09%         1.38%           1.29%          1.23%           1.29%
  Return on average equity                                     12.61         15.56           14.56          14.21           14.96
  Dividends declared per share to basic net
    income per share (dividend payout ratio)                   50.53         34.47           31.35          31.18           26.83
  Productivity - banking segment(3)                            53.44         57.93           58.98          60.87           62.41
  Average equity to average assets                              8.68          8.88            8.86           8.64            8.60
  Average loans to average deposits                            82.28         85.77           83.72          79.53           72.02
  Average core deposits to average total deposits              88.08         90.10           90.68          90.56           92.71
  Allowance to net loans (end of year)                          1.68          1.53            1.71           1.89            2.28
  Nonperforming assets to loans and foreclosed
    properties (end of year)(4)                                  .47           .37             .43            .57             .66
  Net interest margin                                           4.30          4.39            4.21           4.26            4.23
==================================================================================================================================
OTHER STATISTICS:
  Average common shares outstanding (in thousands):
    Basic                                                    112,517       112,907         110,727        107,781         104,882
    Diluted                                                  114,682       115,249         112,286        109,488         106,379
  End of period common shares (in thousands)                 116,319       112,187         111,289        110,601         104,782
  Number of full-time equivalent employees (end of year)       7,195         7,869           7,713          6,985           6,422
  Number of banking offices (end of year)                        391           371             349            329             301
  Number of automatic teller machines (end of year)              699           671             466            375             313
==================================================================================================================================

(1) Adjusted to a taxable equivalent basis based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit.

(2) Includes an additional loan loss provision for Pioneer of $9.5 million.

(3) Ratio of operating expenses to taxable equivalent net interest income plus noninterest income excluding operations related to Enterprises, merger and integration costs, and certain nonrecurring transactions such as asset sales and regulatory assessments.

(4) Excludes loans 90 days or more past due on accrual.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

         The following pages contain the First American Corporation's ("First American") management's discussion and analysis of financial condition and results of operations for 1998, including comparisons with prior years' results and identification of possible risks and trends. This section should be read in conjunction with First American's consolidated financial statements and accompanying notes which begin on page 68.

----------
OVERVIEW
----------

         The selected financial data set forth in Table 1 presents certain information highlighting the results of operations and financial condition for First American for each of the last five years. Unless otherwise indicated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

         Net income was $211.4 million, or $1.84 per share, in 1998 compared to net income of $247.5 million in 1997, or $2.15 per share. The decrease was primarily due to merger-related charges associated with 1998 acquisitions offset by increases in noninterest income.

         Net income was $214.2 million, or $1.91 per share, in 1996. The 16 percent increase in net income from 1996 to 1997 was primarily attributable to increases in noninterest income and net interest income offset by increases in noninterest expense. On a per share basis, net income increased 13 percent in 1997 from the prior year.

         During 1998, First American essentially doubled in size as a result of several strategic mergers. On May 1, 1998, First American consummated its merger with Deposit Guaranty Corp. ("Deposit Guaranty") by exchanging approximately 48.7 million shares of First American common stock for all of the outstanding shares of Deposit Guaranty. Deposit Guaranty was a $7.2 billion asset financial services holding company headquartered in Jackson, Mississippi, with banking offices in Mississippi, Louisiana, Arkansas, and Tennessee. The transaction was accounted for as a pooling of interests, and accordingly, prior period financial data has been restated to include the results of Deposit Guaranty. The strategic decision to acquire Deposit Guaranty was based on the expectation that leveraging the combined strengths of the two companies would enable First American to reach its financial goals more quickly.

         During the fourth quarter of 1998, First American completed the acquisitions of The Middle Tennessee Bank ("MTB"), Peoples Bank ("Peoples"), CSB Financial Corporation ("CSB"), and Pioneer Bancshares, Inc. ("Pioneer"), which added approximately $1.5 billion in assets. All four transactions were accounted for using the pooling-of-interests method of accounting. Prior period financial statements have been restated to include the results of Pioneer for all periods presented. Operations of MTB, Peoples, and CSB have been included in the consolidated financial statements from the date of acquisition (October 1, 1998, in all the cases), as preacquisition amounts were not material to the consolidated financial statements. These four in-market business combinations gave First American the leading deposit market share in Tennessee.

         In 1998, First American recognized merger and integration costs of $121.7 million ($81.2 million after tax) associated with 1998 acquisitions. First American currently anticipates recording additional merger and integration costs of approximately $20 million in 1999 relating primarily to systems and operations conversion costs associated with 1998 acquisitions and 1999 branch swaps. Refer to Note 3 to the consolidated financial statements for a discussion of the merger and integration costs.

         Acquisitions of nontraditional financial services businesses are an integral part of First American's strategy of transforming from a bank to a financial services company. On December 16, 1998, First American, through its subsidiary IFC Holdings, Inc. ("IFC"), purchased the assets of the Specialized Investment Division ("SID") of Financial Service Corporation, a subsidiary of SunAmerica Inc. SID provides investment products to customers of community banks and credit unions that do not have their own broker/dealer capabilities. This acquisition added increased distribution capability to IFC along with an established position in the credit union market, thus allowing First American to increase its investment in this high-growth industry. The transaction was accounted for as a purchase business combination.

         On October 19, 1998, First American and National Commerce Bancorporation ("NCBC") announced the signing of agreements to exchange a total of 14 existing bank branches in Tennessee and Virginia. The branch swaps and related systems conversions are planned to be completed by mid-1999 and should enable First American to increase its presence in markets where there is already a strong client base with above average growth prospects. First American will have 178 branches in Tennessee upon completion of the swap.

         On August 31, 1998, First American completed the sale of Deposit Guaranty's corporate trust business to The Bank of New York. The transaction resulted in a gain of $7 million ($4.4 million after tax) and involved the transfer of approximately 900 bond trustee and agency relationships representing $8 billion in outstanding securities for municipalities and corporations located primarily in Mississippi and Louisiana. This transaction followed the sale of First American's corporate trust business to The Bank of New York on December 22, 1997, which resulted in an initial gain of $2.4 million and consisted of the transfer of approximately 250 bond trustee and agency relationships representing $4 billion of outstanding securities.

         Additional information is provided in Note 2 to the consolidated financial statements regarding acquisitions and divestitures.

-------------------------
BUSINESS SEGMENT RESULTS
-------------------------

         First American is a financial services company that operates in two business segments, Banking Services and Enterprises, based upon management responsibility. First American's reportable segments are strategic business operations that offer different products and services. They are managed separately based on the fundamental differences in their operations. Note 20 to the consolidated financial statements provides additional information about First American's business segments and financial data by segment, including reconciling items to consolidated totals.

BANKING SERVICES

         The Banking Services segment includes the traditional banking components of First American's wholly-owned banking subsidiaries, operating 391 offices and 699 ATMs. The Banking Services segment makes commercial, consumer, and real estate loans and provides various banking and mortgage-related services to its customers located within First American's market, which consists primarily of the Mid-South region of the United States.

         During 1998 the Banking Services segment experienced significant growth as a result of several banking acquisitions. Following these acquisitions, First American's Banking Services segment ranked first in deposit market share in Tennessee and second in deposit market share in Mississippi in 1998. See the "Overview" section for more information about acquisitions.

         First American seeks to distinguish this segment from its competition by offering tailored solutions to clients at a competitive cost using efficient and effective distribution methods. First American has set high goals and is steadily striving to maximize the profitability and contribution from its traditional banking business, while progressing with the transformation from a bank to a financial services company.

TABLE 2:  BANKING SERVICES SEGMENT

=================================================================================================================================
                                                                                               1998 VS. 1997     1997 vs. 1996
                                                                                           -----------------   ------------------
(dollars in thousands)                       1998             1997           1996         $ CHANGE        %    $ Change      %
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                     $   729,584     $   694,719    $    619,445    $    34,865        5%  $   75,274     12%
Provision for loan losses                   (31,387)        (16,109)         (6,437)        15,278       95        9,672    150
Noninterest income, external customers      262,442         227,804         204,347         34,638       15       23,457     11
Noninterest expense                        (540,569)       (541,921)       (493,690)        (1,352)      --       48,231     10
Net pretax contribution                     420,070         364,493         323,665         55,577       15       40,828     13
Income tax expense                         (147,744)       (131,823)       (114,394)        15,921       12       17,429     15
Net income                                  272,326         232,670         209,271         39,656       17       23,399     11
Average total assets                     19,233,992      17,814,152      16,464,518      1,419,840        8    1,349,634      8
Average shareholders' equity              1,622,849       1,517,712       1,420,618        105,137        7       97,094      7
Return on average assets                       1.42%           1.31%           1.27%
Return on average equity                      16.78           15.33           14.73
Productivity                                  53.44           57.93           58.98
================================================================================================================================


         Net interest income increased in each year, though at a lesser rate during 1998 due to the interest rate environment and the mix and volume of earning assets. See "Net Interest Income" for additional discussion. The level of First American's provision for loan losses, which is completely in the Banking Services segment, is discussed under the caption, "Allowance and Provision for Loan Losses." Noninterest income for the Banking Services segment grew 15 percent during 1998, and 11 percent during 1997, with the largest contributing factors being service charges on deposit accounts and mortgage banking income. Noninterest expense was essentially level during 1998 and increased 10 percent during 1997, with the favorable change related to synergies in connection with the merger with Deposit Guaranty. See the "Noninterest Income" and "Noninterest Expense" sections for more discussion of these topics. Overall, the net pretax contribution for Banking Services increased 15 percent in 1998 and 13 percent in

1997, and the Banking Services segment average total assets rose a steady 8 percent during both 1998 and 1997.

ENTERPRISES

         The Enterprises segment provides a variety of financial services. Its main businesses are offered through:

         - IFC Holdings, Inc., the largest third-party marketer of investment and insurance products in the United States,

         - ISG, the investment services group of First American National Bank ("FANB"), which offers clients a wide selection of mutual funds, fiduciary, and investment products, and

         - The SSI Group Inc. ("SSI"), a healthcare payments processing company in which FANB holds a 49 percent interest.

         A key element of First American's strategy to transform from a bank to a financial services company is the focus on increasing fee-for-service capabilities in the traditional bank. To this end, over 300 employees were licensed to sell annuities in First American's markets, which have expanded through acquisitions. Following the merger with Deposit Guaranty in 1998, First American merged the AmeriStar mutual funds and the DG Investor Series to form 14 individual ISG Funds, with total assets under management of nearly $3 billion. Just as the Enterprises segment has developed strong investment products through ISG with proven track records, First American plans to benefit from the sale of those products in IFC's distribution network of over 400 financial institution clients in 50 states, the District of Columbia, and Puerto Rico. Beginning in 1999, the ISG Funds family will be added to the product line of IFC and will be available to all of IFC's clients.

         During 1998 IFC Holdings, Inc. also experienced growth. IFC acquired the assets of the SID of SunAmerica, expanding its distribution capabilities and gaining an entrance to a new market. In addition, The SSI Group, Inc., acquired Health Management Technologies, which is a developer and marketer of healthcare information management software for workers compensation, occupational health, and managed care organization insurance carriers.

TABLE 3:  ENTERPRISES SEGMENT

============================================================================================================================
                                                                                         1998 VS. 1997      1997 vs. 1996
                                                                                       -----------------  ------------------
(dollars in thousands)                        1998            1997          1996        $ CHANGE     %    $ Change      %
----------------------------------------------------------------------------------------------------------------------------
Net interest income                       $   4,028       $   4,441     $   4,526       $   (413)    (9)%    $   (85)   (2)%
Noninterest income, external customers      208,145         177,829       107,580         30,316     17       70,249    65
Noninterest expense                        (174,544)       (157,183)      (95,613)        17,361     11       61,570    64
Net pretax contribution                      37,629          25,087        16,493         12,542     50        8,594    52
Income tax expense                          (15,148)        (10,243)       (6,636)         4,905     48        3,607    54
Net income                                   22,481          14,844         9,857          7,637     51        4,987    51
Average total assets                        115,633         134,000       144,311        (18,367)   (14)     (10,311)   (7)
Average shareholders' equity                 53,269          72,534        50,271        (19,265)   (27)      22,263    44
Return on average assets                      19.44%          11.08%         6.83%
Return on average equity                      42.20           20.46         19.61
Productivity                                  82.26           86.24         85.29

=============================================================================================================================

         During mid-1996, First American purchased INVEST Financial Corporation, which is now IFC. The substantial increases in income statement categories in 1997 over 1996 are due to the full-year benefit of IFC in 1997 compared with the partial-year benefit of IFC in 1996. During 1998 net interest income showed a small decline, but noninterest income experienced strong growth, reflecting both First American's strategy of increased fee-for-service capabilities and also its expanded markets. Noninterest expense showed similar growth due to subscribers' commissions expense, which is related to the growth in investment services income. The net pretax contribution from Enterprises increased steadily in 1998, 1997, and 1996 as this segment's value grew and its contribution to First American's consolidated results increased, due to successful strategies to increase fee income through nontraditional sources. The Enterprises segment average total assets decreased 14 percent during 1998 from 1997 and decreased 7 percent during 1997 from 1996, primarily due to exited businesses.

TABLE 4: CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES


====================================================================================================================================
                                                     1998                             1997                             1996
                                         ------------------------------    -----------------------------   -------------------------

                                                               AVERAGE                         Average                   Average
                                         AVERAGE     INCOME/    YIELD/     Average   Income/    Yield/    Average   Income/   Yield/
(dollars in millions)                    BALANCE     EXPENSE     RATE      Balance   Expense     Rate     Balance   Expense    Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:(1)
   Taxable securities:
     Held to maturity                   $ 1,198.3  $   77.9     6.50%    $   889.1 $   60.1      6.76%   $ 1,052.3 $   70.7    6.72
     Available for sale                   4,043.8     274.3     6.78       3,060.6    208.9      6.82      2,619.6    171.6    6.55
   Tax-exempt securities
     Held to maturity                        41.9       3.3     7.81          36.4      2.7      7.47         32.2      2.4    7.45
     Available for sale                     292.6      22.0     7.52         241.9     20.9      8.64        267.8     22.4    8.36
------------------------------------------------------------------------------------------------------------------------------------
     Total securities                     5,576.6     377.5     6.77       4,228.0    292.6      6.92      3,971.9    267.1    6.72
------------------------------------------------------------------------------------------------------------------------------------
   Federal funds sold and repurchase        127.4       6.6     5.14         117.9      6.6      5.57        333.4     18.0    5.40
     agreements
   Loans, net of unearned discount
      Commercial                          4,807.2     402.1     8.37       4,492.6    369.7      8.23      4,015.8    335.1    8.34
      Consumer-amortizing mortgages       2,371.1     194.4     8.20       2,906.0    237.1      8.16      2,784.4    220.3    7.91
      Consumer-other                      2,654.2     238.2     8.98       2,501.3    232.7      9.30      2,247.2    204.2    9.09
      Real estate-construction              503.6      41.9     8.32         439.9     36.6      8.31        381.6     31.4    8.23
      Real estate-commercial mortgages
        and other                         1,393.4     121.5     8.72       1,455.2    131.7      9.05      1,317.1    123.2    9.35
------------------------------------------------------------------------------------------------------------------------------------
      Loans, net of unearned discount    11,729.5     998.1     8.51      11,795.0  1,007.8      8.54     10,746.1    914.2    8.51
----------------------------------------------------------------------------------------------------------------------------------
   Other                                     80.0       5.0     6.33          85.1      5.4      6.30         69.3      4.3    6.20
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets(1)            17,513.5  $1,387.2     7.92%     16,226.0 $1,312.4      8.09%    15,120.7 $1,203.6    7.96%
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                  (191.9)                          (194.5)                         (197.1)
Cash and due from banks                     937.6                            888.2                           796.1
Other assets                              1,049.7                            991.2                           876.6
------------------------------------------------------------------------------------------------------------------------------------
Total assets                            $19,308.9                        $17,910.9                       $16,596.3
====================================================================================================================================
Deposits and borrowed funds:
   Demand deposits                      $ 2,750.4                        $ 2,577.9                       $ 2,338.1
   Interest-bearing deposits:
     NOW accounts                         2,288.2  $   45.8     2.00%      1,968.0 $   44.3      2.25%     1,771.7 $   37.6    2.12%
     Money market accounts                2,779.3     110.8     3.99       2,869.5    121.9      4.25      2,670.5    123.0    4.61
     Regular savings                        955.3      23.0     2.40         989.1     25.2      2.55        998.6     25.3    2.53
     Certificates of deposit under
       $100,000                           3,017.2     157.9     5.23       3,220.0    170.3      5.29      3,102.7    162.8    5.25
     Certificates of deposit $100,000
        and over                          1,542.4      84.8     5.50       1,256.3     68.5      5.45      1,090.4     60.1    5.51
     Other time                             766.8      41.3     5.39         765.1     42.8      5.59        758.0     43.3    5.71
     Foreign                                156.3       7.6     4.85         105.2      5.4      5.17        105.8      5.7    5.39
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits     11,505.5     471.2     4.10      11,173.2    478.4      4.28     10,497.7    457.8    4.36
------------------------------------------------------------------------------------------------------------------------------------
     Total deposits                      14,255.9                         13,751.1                        12,835.8
------------------------------------------------------------------------------------------------------------------------------------
   Federal funds purchased and
     repurchase agreements                2,007.5      98.6     4.91       1,529.7     75.3      4.92      1,441.6     69.9    4.85
   Other short-term borrowings              270.1      15.7     5.81         326.6     18.3      5.61        166.9      9.0    5.39
   Long-term debt                           826.8      48.6     5.87         451.1     28.2      6.26        434.1     29.6    6.82
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits
       and borrowed funds                14,609.9  $  634.1     4.34%     13,480.6 $  600.2      4.45%    12,540.3 $  566.3    4.52%
------------------------------------------------------------------------------------------------------------------------------------
     Total deposits and borrowed funds   17,360.3                         16,058.5                        14,878.4
------------------------------------------------------------------------------------------------------------------------------------
Other liabilities                           272.5                            262.2                           247.0
Shareholders' equity                      1,676.1                          1,590.2                         1,470.9
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders'
     equity                             $19,308.9                        $17,910.9                       $16,596.3
====================================================================================================================================
Net interest income(1)                             $  753.1                        $  712.2                        $  637.3
Provision for loan losses                              40.9                            16.1                             6.4
Noninterest income                                    477.6                           405.6                           311.9
Noninterest expense                                   836.8                           699.1                           597.4
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                      353.0                           402.6                           345.4
Income tax expense                                    141.6                           155.1                           131.2
------------------------------------------------------------------------------------------------------------------------------------
Net income                                         $  211.4                        $  247.5                        $  214.2
====================================================================================================================================
Net interest spread                                             3.58%                            3.64%                         3.44%
Benefit of interest-free funding                                 .72                              .75                           .77
------------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                             4.30%                            4.39%                         4.21%
====================================================================================================================================


 (1) Loan fees and amortization of net deferred loan fees (costs), which are considered an integral part of the lending function and are included in yields and related interest categories, amounted to $7.7 million in 1998, $8.3 million in 1997, $9.9 million in 1996, $7.0 million in 1995, and $5.0 million in 1994. Yields/rates and income/expense amounts are presented on a fully taxable equivalent basis based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit; related interest income includes taxable equivalent adjustments of $19.5 million in 1998, $13.0 million in 1997, $13.3 million in


====================================================================================================================
            1995                             1994                     AVERAGE BALANCE            INCOME/EXPENSE
------------------------------    ----------------------------    ------------------------   -----------------------

                         Average                         Average                   COMPOUND                 COMPOUND
 Average      Income/    Yield/     Average   Income/    Yield/       % CHANGE   GROWTH RATE    % CHANGE  GROWTH RATE
 Balance      Expense     Rate      Balance   Expense     Rate        1998/1997   1998/1993     1998/1997  1998/1993
--------------------------------------------------------------------------------------------------------------------

 $ 2,837.7  $  191.0      6.73%   $ 2,061.6  $ 127.2      6.17%         34.78%       (5.90)%       29.62%    (6.29)%
     954.3      61.4      6.43      1,598.1     89.7      5.61          32.12        10.82         31.31     13.01

     129.2      13.2     10.22        210.1     19.1      9.09          15.11       (25.74)        22.22    (28.69)
     101.8       7.3      7.17          3.4       .2      5.56          20.96       161.34          5.26    136.08
--------------------------------------------------------------------------------------------------------------------
   4,023.0     272.9      6.78      3,873.2    236.2      6.10          31.90         5.68         29.02      6.56
--------------------------------------------------------------------------------------------------------------------
     211.8      12.5      5.90        364.2     14.8      4.06           8.06       (22.59)         --      (14.45)

   3,517.7     297.4      8.45      2,929.1    216.4      7.39           7.00        13.89          8.76     18.50
   2,327.6     187.2      8.04      1,894.5    147.8      7.80         (18.41)        7.83        (18.01)     7.82
   1,920.7     172.3      8.97      1,694.3    141.5      8.35           6.11        11.64          2.36     12.53
     292.4      26.2      8.96        210.9     16.2      7.68          14.48        21.60         14.48     23.64

   1,170.2     107.9      9.22      1,017.8     83.7      8.22          (4.25)        8.80         (7.74)    10.52
--------------------------------------------------------------------------------------------------------------------
   9,228.6     791.0      8.57      7,746.6    605.6      7.82           (.56)       11.62          (.96)    13.68
--------------------------------------------------------------------------------------------------------------------
      68.2       3.9      5.72        163.1      6.8      4.17          (5.99)       (6.62)        (7.41)     5.64
--------------------------------------------------------------------------------------------------------------------
  13,531.6  $1,080.3      7.98%    12,147.1  $ 863.4      7.11%          7.93         8.64          5.70%    11.12%
--------------------------------------------------------------------------------------------------------------------
    (194.3)                          (206.6)                            (1.34)       (5.27)
     823.5                            829.2                              5.56         2.12
     716.5                            629.1                              5.90        11.31
--------------------------------------------------------------------------------------------------------------------
 $14,877.3                        $13,398.8                              7.81%        8.61%
====================================================================================================================

 $ 2,193.8                        $ 2,160.3                              6.69%        6.22%

   1,693.8  $   37.9      2.24%     1,685.1  $  33.9      2.01%         16.27         8.40          3.39%     7.30%
   2,219.7      96.9      4.37      1,894.9     68.6      3.62          (3.14)        8.87         (9.11)    14.14
   1,047.6      28.3      2.70      1,145.5     27.8      2.43          (3.42)       (2.63)        (8.73)    (3.58)
   2,667.7     141.3      5.30      2,415.3     99.7      4.13          (6.30)        4.45         (7.28)     8.98
   1,004.2      54.5      5.43        743.7     30.4      4.09          22.77        15.25         23.80     23.77
     685.7      39.4      5.75        671.0     34.6      5.16            .22         1.90         (3.50)     1.00
      91.4       5.3      5.80         41.0      1.7      4.15          48.57        43.37         40.74     61.12
--------------------------------------------------------------------------------------------------------------------
   9,410.1     403.6      4.29      8,596.5    296.7      3.45           2.97         6.63         (1.51)    10.28
--------------------------------------------------------------------------------------------------------------------
  11,603.9                         10,756.8                              3.67         6.55
--------------------------------------------------------------------------------------------------------------------

   1,367.6      73.2      5.35      1,121.9     41.6      3.71          31.23        12.33         30.94     26.70
     115.8       7.0      6.04         87.7      4.1      4.68         (17.30)       37.73        (14.21)    55.99
     292.5      20.0      6.81        109.0      7.1      6.51          83.29        68.93         72.34     62.42
--------------------------------------------------------------------------------------------------------------------

  11,186.0  $  503.8      4.50%     9,915.1  $ 349.5      3.52%          8.38         8.80          5.65%    14.30%
--------------------------------------------------------------------------------------------------------------------
  13,379.8                         12,075.4                              8.11         8.36
--------------------------------------------------------------------------------------------------------------------
     211.4                            170.9                              3.93        10.37
   1,286.1                          1,152.5                              5.40        11.00
--------------------------------------------------------------------------------------------------------------------
 $14,877.3                        $13,398.8                              7.81%        8.61%
====================================================================================================================
            $  576.5                         $ 513.9                                                5.74%     8.82%
                 2.9                           (13.2)                                             154.04      N/A
               210.0                           188.0                                               17.75     22.53
               486.7                           438.8                                               19.70     13.79
--------------------------------------------------------------------------------------------------------------------
               296.9                           276.3                                              (12.32)     4.42
               114.1                           103.9                                               (8.70)     6.66
--------------------------------------------------------------------------------------------------------------------
            $  182.8                         $ 172.4                                              (14.59)%    2.93%
====================================================================================================================
                         3.48%                            3.59%
                          .78                              .64
--------------------------------------------------------------------------------------------------------------------
                         4.26%                            4.23%
====================================================================================================================

1996, $11.5 million in 1995, and $11.0 million in 1994. Nonaccrual and restructured loans are included in average loans and average earning assets. Consequently, yields on these items are lower than they would have been if these loans had earned at their contractual rates of interest. Yields on all securities are computed based on carrying value.

---------------------------
INCOME STATEMENT ANALYSIS
---------------------------

NET INTEREST INCOME (TEB)

         Net interest income represented 61 percent of total revenues in 1998 versus 64 percent in 1997 and 67 percent in 1996. The decline in the ratio of net interest income to total revenues is consistent with management's focus on increasing fee income in order to diversify revenue production and is in line with First American's continuing transformation to a financial services company. Net interest income increased $40.9 million, or 6 percent, to $753.1 million in 1998. As shown in Table 5, the increase resulted primarily from an increase in the volume of earning assets offset by rate-related decreases. Average earning assets increased 8 percent in 1998 over 1997.

TABLE 5:  RATE-VOLUME RECAP

==================================================================================================================
                                                           1998 FROM 1997                     1997 from 1996
                                                    -----------------------------     -------------------------------
                                                      TOTAL    INCREASE (DECREASE)(1)   Total    Increase (Decrease)(1)
                                                     INCREASE         DUE TO           Increase          Due to
                                                                ---------------------            ----------------------
(in millions)                                       (DECREASE)  VOLUME      RATE      (Decrease)  Volume     Rate
-----------------------------------------------------------------------------------------------------------------------
CHANGE IN INTEREST INCOME:
    Securities:
      Taxable
        Held to maturity                            $  17.8    $  20.9   $  (3.1)     $ (10.6)   $ (11.0)  $   .4
        Available for sale                             65.4       67.1      (1.7)        37.3       28.9      8.4
      Tax-exempt
        Held to maturity                                 .6         .4        .2           .3         .3      --
        Available for sale                              1.1        4.4      (3.3)        (1.5)      (2.2)      .7
                                                    -------                          --------
           Total securities                            84.9       93.3      (8.4)        25.5       17.2      8.3
                                                    -------                          --------
    Loans                                              (9.7)      (5.6)     (4.1)        93.6       89.2      4.4
    Federal funds sold and securities purchased
      under agreements to resell                        --          .5       (.5)       (11.4)     (11.6)      .2
    Other                                               (.4)       (.3)      (.1)         1.1        1.0       .1
                                                    -------                          --------
      Total change in interest income                  74.8      104.1     (29.3)       108.8       88.0     20.8
                                                    -------                          --------
CHANGE IN INTEREST EXPENSE:
    NOW, money market, and savings accounts           (11.8)       6.4     (18.2)         5.5       13.2     (7.7)
    Certificates of deposit                             3.9        4.4       (.5)        15.9       15.1       .8
    Other interest-bearing deposits                      .7        2.9      (2.2)         (.8)        .4     (1.2)
    Short-term borrowings                              20.7       21.2       (.5)        14.7       12.2      2.5
    Long-term debt                                     20.4       23.5      (3.1)        (1.4)       1.2     (2.6)
                                                    -------                          --------
      Total change in interest expense                 33.9       50.3     (16.4)        33.9       42.5     (8.6)
                                                    -------                          --------
CHANGE IN NET INTEREST INCOME                       $  40.9       53.8     (12.9)    $   74.9       45.5     29.4

==================================================================================================================

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

         The net interest spread declined 6 basis points to 3.58 percent in 1998 as yields on earning assets decreased more than rates paid on interest-bearing liabilities. Table 4 shows yields and rates on earning assets and interest-bearing liabilities.

         The 17 point decrease in the yield on earning assets was essentially due to decreases in yields on investment securities and to the relative size of the investment securities portfolio as a percentage of total average earning assets in 1998 as compared to 1997 as shown in Table 6.

TABLE 6:  MIX OF AVERAGE EARNING ASSETS

================================================================================
                                             1998           1997          1996
--------------------------------------------------------------------------------
Investment securities                         32%            26%           26%
Loans                                         67             73            71
Other short-term investments                   1              1             3
--------------------------------------------------------------------------------
     Total average earning assets            100%           100%          100%
================================================================================


A contributing factor to the increased relative size of the securities portfolio was the securitization of $1.21 billion of mortgage loans and subsequent contribution to a real estate investment trust established by First American. The average yield on investment securities was 15 basis points lower in 1998 compared to 1997. The interest rate environment impacts the rates that First American earns on investment securities, charges for loans, and pays on interest-bearing liabilities. For example, the prime rate averaged 8.35 percent during 1998 versus 8.44 percent during 1997 and the 5-year U.S. Treasury bill yield averaged 5.15 percent in 1998 compared to 6.22 percent in 1997. As general market interest rates declined in 1998, mortgage prepayments increased since mortgage borrowers could refinance at lower rates. This resulted in a decrease in the average yield on the investment securities portfolio as lower yielding securities replaced higher yielding mortgage-backed securities. Also contributing to the lower yield on the investment securities portfolio was the increase in the average volume of investment securities during the lower interest rate environment in 1998. The yield on loans was relatively unchanged in 1998 compared to 1997.

         Deposit pricing actions, which were primarily related to the decline in general market rates, resulted in an 18 basis point decrease in the average rate paid on interest-bearing deposits. Such actions contributed to the 11 basis point decrease in the average rate paid on interest-bearing liabilities. A partial offset to deposit pricing actions was an increase in the average rate paid on noncore sources of funds and a funding mix change to include more noncore funds as reflected in Table 11.

         The 9 basis point decrease in the net interest margin to 4.30 percent in 1998 was due primarily to the decline in the net interest spread and a slightly lower contribution from the benefit of noninterest-bearing deposits. The decline in general market rates during 1998, which resulted in accelerated loan prepayments and refinancings at lower rates and lower reinvestment rates for investment securities, contributed to the decline in the net interest spread and the corresponding decrease in the net interest margin. First American responded to this trend by lowering rates on deposits and strategically increasing the investment securities portfolio.

         Net interest income increased $74.9 million, or 12 percent, in 1997 from $637.3 million in 1996. The increase in net interest income during 1997 resulted primarily from an increase in the volume of earning assets (mainly loans) over interest-bearing liabilities and an improvement in the net interest spread. Changes attributable to volume and rate are shown in Table 5. The net interest spread improved 20 basis points during 1997 as average yields on earning assets increased while the average rates paid on interest-bearing liabilities decreased. The 18 basis point increase in the net interest margin between 1997 and 1996 was primarily due to a better earning asset mix, pricing actions on loans and deposits, and a decrease in hedging expense.

PROVISION FOR LOAN LOSSES

         This topic is addressed under the caption, "Allowance and Provision for Loan Losses."

NONINTEREST INCOME

         Noninterest income is a growing component of First American's total revenues. Noninterest income represented 39 percent of total revenues during 1998 compared with 36 percent in 1997 and 33 percent in 1996. Noninterest income totaled $477.6 million in 1998, up $72 million, or 18 percent, from the prior year. Noninterest income, excluding the 1998 gain on the sale of a corporate trust business of $7 million, was up 16 percent in 1998 from the prior year.

         All major categories of noninterest income experienced growth in 1998 over 1997. As shown in Table 7, increases from the prior year came principally from investment services income, service charges on deposit accounts, and mortgage banking. These increases resulted from First American's continued emphasis on increasing and diversifying sources of noninterest income, improving the pricing of fee-based services, and the growing impact of mortgage banking activities.

TABLE 7:  NONINTEREST INCOME

========================================================================================================================
                                                                                    1998 VS. 1997      1997 vs. 1996
                                                   -----------------------------   ----------------    -----------------
(dollars in thousands)                                1998       1997       1996     $ CHANGE    %      $ Change    %
------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Investment services income                      $151,027   $124,003   $ 68,820     $27,024    22%     $55,183    80%
   Service charges on deposit accounts              131,926    118,113     97,189      13,813    12       20,924    22
   Commissions and fees on fiduciary activities      42,979     40,412     35,875       2,567     6        4,537    13
   Mortgage banking                                  48,265     36,787     29,488      11,478    31        7,299    25
   Merchant discount fees                             4,027      3,766      4,602         261     7         (836)  (18)
   Net realized gain on sale of securities            7,999      4,528      2,882       3,471    77        1,646    57
   Trading account revenue                            7,250      4,414      6,939       2,836    64       (2,525)   36
   Other:
     Open-end credit fees                            12,228      9,716      7,950       2,512    26        1,766    22
     Other service fees                              12,243     10,600      6,576       1,643    16        4,024    61
     Collection, exchange and related bank fees      11,117     10,767      9,148         350     3        1,619    18
     Insurance and acceptance commissions             5,707      6,265      6,614        (558)   (9)        (349)   (5)
     Fees and service charges on letters of credit    5,183      5,734      4,834        (551)  (10)         900    19
     Gain on sale of corporate trust business         7,025      2,387        --        4,638   194        2,387   100
     Gain on sale of HONORS Technologies, Inc. stock   --        1,960        --       (1,960) (100)       1,960   100
     Gain on sale of branches                         2,681        --         --        2,681   100          --     --
     Gain on sale of subsidiaries                        73      2,105        --       (2,032)  (97)       2,105   100
     Loss on sale of First Mortgage Corp.'s assets   (2,385)       --         --       (2,385) (100)         --     --
     Miscellaneous                                   30,267     24,076     31,010       6,191    26       (6,934)  (22)
------------------------------------------------------------------------------------------------------------------------
       Total other income                            84,139     73,610     66,132      10,529    14        7,478    11
------------------------------------------------------------------------------------------------------------------------
       Total noninterest income                    $477,612   $405,633   $311,927     $71,979    18%     $93,706    30%
========================================================================================================================


         In 1998, the largest contribution to the increase in First American's noninterest income came from Enterprises. Investment services income increased $27 million, or 22 percent, in 1998 over the prior year and comprised 38 percent of the increase in noninterest income between 1998 and 1997. The increase in investment services income was primarily attributable to retail brokerage commissions of IFC. Growth in investment services income is an indicator of how

First American is succeeding in implementing its strategy of transforming from a bank to a financial services company.

         Other increases from 1997 to 1998 in other categories of noninterest income were:

         - Service charges on deposit accounts. The increase reflected fee increases and product changes in conjunction with the utilization of a customer information system called VISION. Overdraft charges and commercial analysis fees made up most of the increase.

         - Mortgage banking income. The substantial increase in mortgage banking income was due to a larger volume of mortgage loans processed and to an increase in net gains on the sale of mortgage warehouse loans in the secondary market.

         - Other. As First American took steps to target profitable customer segments and take advantage of business opportunities, decisions were made to sell:

         -    corporate trust businesses

         -    three branches with assets of $16 million in Virginia

         - $3.5 million of assets of First Mortgage Corp. headquartered in Nebraska

         - McAfee Mortgage, a $22.8 million asset mortgage banking subsidiary in Texas

         - a consumer finance subsidiary with $11.9 million of assets acquired with the purchase of First City Bancorp, Inc.

         - a $.1 million equity ownership in a bank-card network company called HONORS Technologies, Inc.

Details of the gains or losses associated with these divestitures are presented in Table 7. Also contributing to increases in other income were interchange fees generated by the "Check Card" product, which pushed up open-end credit fees. Other service fees were up due to ATM surcharge fees.

         Noninterest income increased $93.7 million, or 30 percent, in 1997 over 1996. Noninterest income for 1997 included a full year of IFC's noninterest income, whereas 1996 included IFC's income from its date of acquisition of July 1, 1996. Growth in investment services income comprised 59 percent of the increase in noninterest income between 1997 and 1996 and was primarily due to the activities of IFC. In addition to growth in investment services income, service charges on deposit accounts and mortgage banking income were primary contributors to the increase in noninterest income in 1997 over 1996.

NONINTEREST EXPENSE

         Noninterest expense, as shown in Table 8, totaled $836.8 million in 1998 compared with $699.1 million for 1997. The 1998 amount included nonrecurring charges of $121.7 million recorded in connection with the integration of the 1998 acquisitions into First American. Excluding merger and integration costs, noninterest expense increased $16 million, or 2 percent. The modest increase in noninterest expense demonstrates First American's success in lowering the costs of distribution and the effect of cost savings related to the merger with Deposit Guaranty.

TABLE 8:  NONINTEREST EXPENSE

==================================================================================================================
                                                                                 1998 VS. 1997      1997 vs. 1996
                                                ----------------------------   -----------------   ---------------
(dollars in thousands)                            1998      1997       1996     $ CHANGE    %      $ Change    %
------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits              $342,927  $346,024   $310,985    $ (3,097)   (1)%   $ 35,039    11%
   Subscribers' commissions                      89,918    70,785     35,075      19,133    27       35,710   102
   Net occupancy                                 52,769    50,276     44,135       2,493     5        6,141    14
   Equipment                                     48,896    45,563     38,333       3,333     7        7,230    19
   Systems and processing                        15,461    15,662     14,755        (201)   (1)         907     6
   Communication                                 30,450    27,194     21,804       3,256    12        5,390    25
   Marketing                                     20,742    22,129     21,334      (1,387)   (6)         795     4
   Supplies                                      12,411    15,523     13,073      (3,112)  (20)       2,450    19
   Goodwill amortization                         17,410    16,815     12,429         595     4        4,386    35
   FDIC insurance                                 2,188     1,798     10,488         390    22       (8,690)  (83)
   Other:
     Software                                    12,419    11,120      9,169       1,299    12        1,951    21
     Loan/credit                                 10,682    10,499     10,173         183     2          326     3
     Amortization of mortgage servicing rights    9,569     7,079      3,753       2,490    35        3,326    89
     Noninterest deposit                          9,446     8,620      8,260         826    10          360     4
     Other real estate income                    (6,175)   (3,598)    (5,015)     (2,577)  (72)       1,417    28
     Miscellaneous                               46,000    53,615     48,652      (7,615)  (14)       4,963    10
------------------------------------------------------------------------------------------------------------------
       Total other expense                       81,941    87,335     74,992      (5,394)   (6)      12,343    16
------------------------------------------------------------------------------------------------------------------
     Subtotal noninterest expense               715,113   699,104    597,403      16,009     2      101,701    17
     Merger and integration costs               121,725     --         --        121,725   100        --      --
------------------------------------------------------------------------------------------------------------------
       Total noninterest expense               $836,838  $699,104   $597,403    $137,734    20%    $101,701    17%
==================================================================================================================


         In 1998 the largest increase in noninterest expense, exclusive of the merger and integration costs, came from IFC's subscribers' commissions. Subscribers' commissions were up $19.1 million in 1998, or 27 percent, over the prior year. The increase in subscribers' commissions is directly related to the increase in IFC's brokerage activities which resulted in the $27 million increase in investment services income during 1998.

         Other significant changes in noninterest expense from 1998 to 1997 were:

         - Salaries and employee benefits. The $3.1 million decrease in salaries and employee benefits was attributable to synergies achieved in connection with the merger with Deposit Guaranty. The number of employees was down 9 percent at December 31, 1998 from one year ago.

         - Equipment. Equipment expense was up $3.3 million, or 7 percent, due to increased rental of personal computers and to the expansion of branch teller automation equipment.

         - Communication. The 12 percent increase resulted from higher expenditures for network telecommunications and courier services.

         -    Supplies. The 20 percent decrease in supplies expense reflected
              (a) the effect of higher expenditures in 1997 related to purchase acquisitions and (b) a reduction in 1998 expenditures associated with operations after the merger with Deposit Guaranty.

         - Other. Other expense includes software expense, loan/credit expense, amortization of mortgage servicing rights, noninterest deposit expense, other real estate income, and many smaller categories, such as legal fees, directors' fees, contributions, and travel and entertainment expenses. The $5.4 million, or 6 percent, decrease in other expenses was primarily due to the effect of synergies achieved in connection with the Deposit Guaranty merger and $6.2 million net gains realized on sales of foreclosed properties. Amortization of mortgage servicing rights was up $2.5 million, or 35 percent, due to an increase in the portfolio of servicing rights.

         A key measure of operating efficiency is the productivity ratio, which is the ratio of noninterest expenses to taxable equivalent net interest income plus noninterest income. As shown in Table 1, First American's productivity ratio has been improving over the past few years. The productivity ratio was
58.98 percent in 1996. The productivity ratio improved from 57.93 percent in 1997 to 53.44 percent in 1998. The improvement in the productivity ratio was the result of improved expense control and the effect of cost savings achieved in connection with the Deposit Guaranty merger.

         During 1997 noninterest expense increased $101.7 million, or 17 percent, from 1996. A primary reason for the increase was that in 1997 a full year of IFC's expenses were included, whereas in 1996, IFC's expenses for only six months from its date of acquisition of July 1, 1996, were included. Of the $101.7 million increase, $52.4 million was attributable to IFC. Most of the increase from IFC was due to increases in subscribers' commissions ($35.7 million), salaries and employee benefits ($7.6 million), and general and administrative expenses ($7.4 million). Excluding IFC, noninterest expense increased 8 percent in 1997 over 1996. The 1996 results include a $8.1 million one-time SAIF assessment. Excluding IFC and the one-time SAIF assessment, noninterest expense increased $57.6 million, or 10 percent. This increase was primarily attributable to the effects of bank acquisitions in 1997 and 1996. In addition to increases resulting from acquisitions, salaries and employee benefits, equipment, and net occupancy expenses were up in 1997 from 1996. Salaries and employee benefits expense increased due to merit adjustments, incentive programs, related payroll taxes, and the increased cost of medical benefits. Equipment expense and net occupancy expense were up due to steps taken by First American to improve operations and banking facilities.

INCOME TAXES

         Income tax expense in 1998 was $122.1 million, which resulted in an effective tax rate of 36.6 percent of pretax income versus $142.1 million, or
36.5 percent of pretax income, for 1997. The increase in the effective tax rate for 1998 was attributable to nondeductible acquisition expenses offset by a lower overall effective state income tax rate due to the realignment of certain corporate entities. Income tax expense for 1996 was $117.9 million, or 35.5 percent, of pretax income. The increase in the tax rate for 1997 versus 1996 was attributable to an increase in nondeductible goodwill. For additional information on income taxes of First American, see Note 12 to the consolidated financial statements.

------------------------
BALANCE SHEET ANALYSIS
------------------------

LOAN PORTFOLIO

         Loans comprise the largest component of First American's earning assets. Average loans were $11.73 billion in 1998 compared to $11.80 billion in 1997, a decrease of .6 percent. During 1998 First American securitized approximately $1.21 billion of mortgage loans and contributed them to a real estate investment trust established by First American. Excluding the effect of securitizations, loan sales, loan purchases, divestitures, and business combinations except Deposit Guaranty and Pioneer, average loans increased $390.2 million, or 3 percent, in 1998 from 1997. Total average loans exclusive of consumer-amortizing mortgages increased $469.4 million, or 5 percent, in 1998 over 1997.

         Loan growth in 1998 was primarily due to growth in commercial loans. Commercial loans are loans that are made for business purposes and consist primarily of single payment loans and loans secured by real estate. As shown in Table 9, commercial loans are the largest category of loans and have been growing as a percentage of the total loan portfolio. Commercial loans were 41 percent of the portfolio in 1998 compared to 38 percent in 1997. Average commercial loans increased $314.6 million, or 7 percent, in 1998 from 1997. The increase in commercial loans occurred throughout the major industry groups and markets served by First American.

TABLE 9:  AVERAGE LOANS

==========================================================================================================================
                                        1998                1997              1996        1998 VS. 1997     1997 vs. 1996
                                  ---------------     --------------     --------------   -------------    ---------------
(dollars in millions)               AMOUNT     %       Amount     %       Amount     %      AMOUNT    %     Amount    %
--------------------------------------------------------------------------------------------------------------------------
Commercial                        $ 4,807.2   41%   $ 4,492.6    38%    $ 4,015.8   37%    $ 314.6     7%  $  476.8   12%
Consumer - amortizing mortgages     2,371.1   20      2,906.0    25       2,784.4   26      (534.9)  (18)     121.6    4
Consumer - other                    2,654.2   23      2,501.3    21       2,247.2   21       152.9     6      254.1   11
Real estate - construction            503.6    4        439.9     4         381.6    4        63.7    14       58.3   15
Real estate - commercial
   mortgages and other              1,393.4   12      1,455.2    12       1,317.1   12       (61.8)   (4)     138.1   10
--------------------------------------------------------------------------------------------------------------------------
       Total                      $11,729.5  100%   $11,795.0   100%    $10,746.1  100%    $ (65.5)   (1)% $1,048.9   10%
==========================================================================================================================


         During 1998, First American continued to maintain a leadership position in the state of Tennessee in small business (revenues under $10 million) and middle market lending (revenues of $10 million to $100 million). First American increased its market effectiveness in middle market lending in Tennessee in 1998, as evidenced by increases in First American's percentage of lead relationships in middle market lending; in addition, First American had the largest percentage of lead relationships in Tennessee in middle market lending in 1998.

         Average consumer-amortizing mortgages decreased $534.9 million, or 18 percent, in 1998 compared to 1997, which was essentially due to the securitization of $1.21 billion of 1-4 family mortgage loans. The decline in average consumer-amortizing mortgages, due to securitizations, was consistent with First American's plan to manage the balance sheet. Excluding the 1998 securitizations, average consumer-amortizing mortgages increased 5 percent.

         The increase in average consumer-other loans of $152.9 million, or 6 percent, was primarily attributable to the purchase of $200 million of loans on June 30, 1997, with recourse, from a wholly-owned corporate agency and instrumentality of the United States Government.

         First American did not experience any problems in 1998 related to foreign markets due to limited foreign exposure. First American is monitoring the turbulence in foreign markets (particularly Asia, Latin America, and Russia), limiting direct exposure, and continually evaluating indirect exposure. Substantially all exposure to Asian-related companies is in the form of credit facilities extended to United States-based affiliates of Asian companies. All of these affiliates generate a majority of their revenues from the United States marketplace. At December 31, 1998, total committed exposure to Asian affiliates was $77 million, which was primarily comprised of short-term working capital lines of credit. Under these committed credit facilities, First American had total outstandings of $17.4 million. First American's total Asian exposure, which includes committed credit facilities, uncommitted credit facilities, foreign exchange internal credit limits, and automated clearing house internal credit limits, was $105.2 million at December 31, 1998. First American had no direct exposure related to Latin American or Russian companies.

         To facilitate the foreign trade needs of our customers, First American maintains relationships with a number of foreign banks. As of December 31, 1998, approved exposure limits to Asian banks amounted to $4.9 million. As of December 31, 1998, $.3 million was funded and committed under the internally set limits. The total approved exposure limit to Latin American banks, which was $.4 million during 1998, expired on December 31, 1998. As of December 31, 1998, First American had no commitments to Latin American or Russian banks.

         Table 22 presents end of period loan balances by category for the past five years.

INVESTMENT SECURITIES PORTFOLIO

         At December 31, 1998, First American's investment securities portfolio totaled $6.2 billion, consisting of $4.5 billion of securities available for sale and $1.7 billion of securities classified as held to maturity. This compares with a total portfolio at year-end 1997 of $4.3 billion, comprised of $3.5 billion of available for sale securities and $.8 billion of held to maturity securities. The composition of the two securities portfolios by type of security, as of each of these dates, is presented in Note 5 to the consolidated financial statements. In addition, Table 10 presents certain information pertaining to the composition, yields, and maturities of the available for sale and held to maturity portfolios at December 31, 1998.

         First American's securities portfolio is the second largest component of First American's earning assets, representing 32 percent of average earning assets in 1998. As an integral component of asset/liability strategy, First American manages the investment securities portfolio to maintain liquidity, balance interest rate risk, and augment interest income. The portfolio is also used to meet pledging requirements for deposits and borrowings.

TABLE 10:  SECURITY PORTFOLIO ANALYSIS

====================================================================================================================================
                                                                ESTIMATED MATURITY AT DECEMBER 31, 1998
                               -----------------------------------------------------------------------------------------------------
                                                                                                           TOTAL      FAIR  AVERAGE
                                 WITHIN 1 YEAR        1-5 YEARS       5-10 YEARS    AFTER 10 YEARS   AMORTIZED COST   VALUE MATURITY
                               -----------------------------------------------------------------------------------------------------
(dollars in millions)            AMOUNT  YIELD   AMOUNT YIELD    AMOUNT    YIELD   AMOUNT  YIELD   AMOUNT    YIELD    AMOUNT  YEARS
------------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:(1)
   U.S. Treasury                $  5.9   5.30% $    4.6  6.04%  $     .9   5.81%   $  --    -- % $   11.4     5.64% $   11.4   1.5
   U.S. Gov. agencies and
     corporations:
       Mortgage-backed            65.3   6.58     443.9  6.30       65.9   6.13       1.2  6.45     576.3     6.31     579.6   3.5
       Other                      44.7   5.35       --    --         --     --         .7  6.88      45.4     5.38      45.6    .3
   Obligations of states and
     political subdivisions(2)     2.2   7.17      50.7  5.40       12.5   7.86      25.7  7.77      91.1     6.45      95.5   7.6
   Other debt securities:
     Mortgage-backed               4.6   5.02     363.2  6.98      577.3   6.75       --    --      945.1     6.83     944.3   5.0
     Other                          .2  10.37        .3  7.17       60.7   5.01       --    --       61.2     5.04      63.5   5.4
----------------------------------------------------------------------------------------------------------------------------------
   Total debt securities
   held to maturity             $122.9   6.03% $  862.7  6.53%  $  717.3   6.56%   $ 27.6  7.69% $1,730.5(3)  6.53% $1,739.9   4.5
==================================================================================================================================
SECURITIES AVAILABLE FOR
SALE:(1)
   U.S. Treasury                $ 17.5   6.22% $   45.9  4.55%  $    --     -- %   $  --    -- % $   63.4     5.01% $   63.1   2.6
   U.S. Gov. agencies and
     corporations:
       Mortgage-backed           254.3   6.63   2,425.1  6.60      210.2   6.99      23.2  6.16   2,912.8     6.63   2,904.8   3.2
       Other                      38.5   5.87      59.8  6.02      114.8   6.31      76.2  7.21     289.3     6.43     287.9   9.4
   Obligations of states and
     political subdivisions(2)    12.0   8.27      35.9  7.46       68.4   8.04     258.8  6.98     375.1     7.26     379.3  11.9
   Other debt securities:
     Mortgage-backed             270.0   6.36     307.6  6.53       56.4   6.41      99.0  6.64     733.0     6.47     728.6   4.5
     Other                          .5   6.68       5.8  6.14        --     --       12.8  5.32      19.1     5.60      18.7  13.6
----------------------------------------------------------------------------------------------------------------------------------
   Total debt securities
     available for sale         $592.8   6.48% $2,880.1  6.55%  $  449.8   6.90%   $470.0  6.86%  4,392.7     6.61%  4,382.4   4.6
================================================================================================           =======            ====
   Total equity securities                                                                          113.0              112.8
                                                                                                 --------          ---------
   Total securities available
     for sale                                                                                    $4,505.7           $4,495.2(3)
                                                                                                 ========           ========
TOTAL SECURITIES:
   Total debt securities        $715.7   6.56% $3,742.8  6.55%  $1,167.1   6.69%   $497.6  6.91% $6,123.2     6.59% $6,122.3   4.6
================================================================================================            ======            ====
   Total equity securities                                                                          113.0              112.8
                                                                                                 --------           --------
   Total securities                                                                              $6,236.2           $6,235.1
=================================================================================================================================

(1) Yields on all securities were computed based on carrying value.
(2) Yields presented on a taxable equivalent basis, based on the statutory federal income tax rate, adjusted for applicable state income taxes net of the related federal tax benefit.
(3) Securities held to maturity were reported on the consolidated balance sheet at amortized cost and securities available for sale were reported on the consolidated balance sheet at fair value for a combined carrying value of $6,226 million.

         At year-end 1998, First American had $3.63 billion invested in mortgage-backed securities within the available for sale portfolio, representing 81 percent of the total. First American's held to maturity portfolio held $1.52 billion of mortgage-backed securities, or 88 percent of its total. First American also held a high percentage of mortgage-backed securities within its total security portfolio one year earlier. Substantially all of the mortgage-backed securities held at December 31, 1998 and 1997, were issued or guaranteed by federal agencies, and as such, management considers these investments to be sound and well-suited to First American's objectives. Mortgage-backed security holdings at December 31, 1998, included $113.3 million floating rate mortgage-backed securities, of which $14.2 million were classified as available for sale and $99.1 million were classified as held to maturity.

         At December 31, 1998, over 99.9 percent of First American's debt securities were investment grade, with the remaining unrated. Of the securities which are rated, none are below investment grade (BBB).

DEPOSITS AND OTHER SOURCES OF FUNDS

         Table 11 provides information on deposits and other sources of funds. Core deposits are First American's primary source of funding and consist of total deposits less certificates of deposit $100,000 and over and foreign deposits. Core deposits increased 1 percent in 1998 from the prior year and averaged $12.6 billion in 1998 compared to $12.4 billion in 1997. The increase in average core deposits reflected increases in NOW accounts and demand deposit accounts offset by decreases in certificates of deposit under $100,000 and money market accounts. The 1998 acquisitions contributed to the increase in core deposits.

TABLE 11:  AVERAGE DEPOSITS AND OTHER SOURCES OF FUNDS

==================================================================================================================================
                                             1998               1997              1996           1998 VS. 1997    1997 vs. 1996
                                        ---------------   ----------------  ----------------    ----------------  ----------------
(dollars in millions)                    AMOUNT      %      Amount      %     Amount       %      $ CHANGE     %    $ Change    %
----------------------------------------------------------------------------------------------------------------------------------
Demand deposits (noninterest bearing)  $ 2,750.4    16%   $ 2,577.9     16%  $ 2,338.1    16%     $  172.5     7%  $   239.8   10%
NOW accounts                             2,288.2    13      1,968.0     12     1,771.7    12         320.2    16       196.3   11
Money market accounts                    2,779.3    16      2,869.5     18     2,670.5    18         (90.2)   (3)      199.0    7
Regular savings                            955.3     6        989.1      6       998.6     7         (33.8)   (3)       (9.5)  (1)
Certificates of deposit under $100,000   3,017.2    17      3,220.0     20     3,102.7    20        (202.8)   (6)      117.3    4
Other time deposits                        766.8     4        765.1      5       758.0     5           1.7    --         7.1    1
----------------------------------------------------------------------------------------------------------------------------------
       Total core deposits              12,557.2    72     12,389.6     77    11,639.6    78         167.6     1       750.0    6
----------------------------------------------------------------------------------------------------------------------------------
Certificates of deposit $100,000 and
  over                                   1,542.4     9      1,256.3      8     1,090.4     7         286.1    23       165.9   15
Foreign                                    156.3     1        105.2      1       105.8     1          51.1    49         (.6)  (1)
----------------------------------------------------------------------------------------------------------------------------------
       Total deposits                   14,255.9    82     13,751.1     86    12,835.8    86         504.8     4       915.3    7
----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
   Federal funds purchased and
     repurchase agreements               2,007.5    12      1,529.7      9     1,441.6    10         477.8    31        88.1    6
   FHLB advances                           179.9     1        206.7      1        68.1    --         (26.8)  (13)      138.6  204
   Other                                    90.2    --        119.9      1        98.8     1         (29.7)  (25)       21.1   21
----------------------------------------------------------------------------------------------------------------------------------
       Total short-term borrowings       2,277.6    13      1,856.3     11     1,608.5    11         421.3    23       247.8   15
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt:
   Subordinated and senior notes           200.8     1        199.8      1       167.2     1           1.0     1        32.6   19
   FHLB advances                           625.3     4        250.0      2       264.7     2         375.3   150       (14.7)  (6)
   Other                                      .7    --          1.3     --         2.2    --           (.6)  (46)        (.9) (41)
----------------------------------------------------------------------------------------------------------------------------------
       Total long-term debt                826.8     5        451.1      3       434.1     3         375.7    83        17.0    4
----------------------------------------------------------------------------------------------------------------------------------
       Total                           $17,360.3   100%   $16,058.5    100%  $14,878.4   100%     $1,301.8     8%   $1,180.1    8%
==================================================================================================================================

Core deposits as a percent of
  earning assets                           71.70%             76.36%             76.98%
=================================================================================================================================

         The mix of average core deposits shifted slightly in 1998 compared to 1997 as shown in Table 12.

TABLE 12:  MIX OF AVERAGE CORE DEPOSITS

==================================================================================
                                                  1998          1997         1996
----------------------------------------------------------------------------------
Demand deposits (noninterest-bearing)              22%           21%          20%
NOW accounts                                       18            16           15
Money market accounts                              22            23           23
Regular savings                                     8             8            9
Certificates of deposit under $100,000             24            26           27
Other time deposits                                 6             6            6
----------------------------------------------------------------------------------
     Total average core deposits                  100%          100%         100%
==================================================================================


         The change in the mix of average core deposits was attributable to a proactive deposit strategy aimed at providing more competitive flexible products for customers and improving profitability. During 1998 First American introduced the "Tailored Money Sweep" account, an interest-bearing checking account that provides for unlimited checking privileges while allowing for money market returns. Increases in NOW accounts and decreases in money market accounts were partially attributable to this new product. The decrease in certificates of deposit $100,000 and under reflected an overall industry trend of funds moving out of certificates of deposit into alternative investment products in the stock and bond market. First American responded to this industry trend by introducing a new mutual fund family or product array, ISG Funds. ISG Funds is made up of 14 individual funds in a wide selection of asset classes, including equity, taxable fixed income, tax-exempt fixed income, and money market funds.

         In addition to the introduction of the Tailored Money Sweep account and the ISG Funds, steps being taken by First American to strengthen customer relationships in order to maintain its core deposit funding base include:

         - offering updated deposit products, including the First American Platinum Account and High Yield Savings;

         - continuation of the Select Rewards program, a relationship oriented program which is similar to the airline industry's frequent flyer programs. This program rewards customers for banking with First American with redeemable points based on the number, size, and longevity of accounts; and

         - utilization of the Distribution Management System ("DMS") and VISION, a customer information system, to consider client preference in providing the best mix of distribution channels--branches, mini branches, ATMs, telephone, and PC banking--as well as the best mix of products and pricing.

         Average core deposits as a percentage of average earning assets was
71.7 percent in 1998 compared to 76.36 percent in 1997. The decrease was due to the strategic increase in the investment securities portfolio using sources of funding other than core deposits. Further discussion of the balance sheet realignment in 1998 is found in the "Net Interest Income" and "Investment Securities Portfolio" sections of this management's discussion and analysis.

         In order to fund an increased level of earning assets in the most economically desirable manner in 1998, First American placed more reliance on sources of funds other than core deposits, including certificates of deposit $100,000 and over, federal funds purchased and repurchase agreements, and advances from the Federal Home Loan Bank ("FHLB"). Average certificates of deposit $100,000 and over increased $286.1 million, or 23 percent, in 1998 over 1997. The $421.3 million increase in average short-term borrowings was attributable to increases in federal funds purchased and repurchase agreements. Average long-term debt was up 83 percent, reflecting the addition of borrowings from the FHLB.

         Table 13 presents maturities of certificates of deposit $100,000 and over.

TABLE 13:  MATURITIES OF CERTIFICATES OF DEPOSIT $100,000 AND OVER

==================================================================================
                                                       MATURITIES AT DECEMBER 31
                                                    ------------------------------
(IN THOUSANDS)                                             1998          1997
----------------------------------------------------------------------------------
3 months or less                                       $  991,335     $  737,285
Over 3 through 6 months                                   405,005        335,705
Over 6 through 12 months                                  332,463        256,635
Over 12 months                                            112,781        126,622
----------------------------------------------------------------------------------
     Total                                             $1,841,584     $1,456,247
==================================================================================


CAPITAL

         Capital adequacy is important to the continued soundness, profitability, and growth of First American. The principal objectives of First American's strategy in managing capital are to (1) protect shareholders and depositors, (2) comply with all regulatory requirements, (3) improve profitability, and (4) effectively utilize excess capital. Plans to effectively utilize excess capital include investing in financial service businesses that yield returns in excess of 20 percent, focusing on bank acquisitions to further enhance the branch network and lower distribution costs, and, when appropriate, returning excess capital to shareholders in the form of increased dividends and repurchases of First American's common stock.

         First American's capital position remained strong during 1998. The ratio of average equity to average assets was 8.68 percent in 1998 compared to
8.88 percent in 1997 and 8.86 percent in 1996.

TABLE 14:  CAPITAL ANALYSIS DATA

=================================================================================
                                                     YEAR ENDED DECEMBER 31
                                               ----------------------------------
                                                    1998       1997       1996
---------------------------------------------------------------------------------
Average equity to average assets                    8.68%      8.88%      8.86%
Dividend payout ratio (1)                          50.53      34.47      31.35
Dividends per common share                        $  .95     $ .755     $ .605
=================================================================================

(1) Dividends declared per share to basic earnings per share.

         On April 16, 1998, the Board of Directors increased the quarterly cash dividend by 25 percent to $.25 per share. In 1998, First American paid dividends at the rate of $.95 per common share, up 26 percent from $.755 per share during 1997. The rate of dividends paid per common share in 1997 was up 25 percent over 1996. The increase in the dividend payout ratio to 50.53 percent in 1998 over 1997, as shown in Table 14, reflected the decrease in net income for 1998 due to the merger-related charges. Excluding merger-related charges, the payout ratio for 1998 was 35.71 percent.

         Total shareholders' equity at December 31, 1998, increased $135.9 million, or 8 percent, from December 31, 1997. This followed a 1997 increase of 6 percent from the balance at the end of 1996. During both 1998 and 1997 the overall increase was primarily due to increases in comprehensive income and issuance of shares for employee benefit plans, reduced by dividends paid to shareholders and common stock repurchases. Common stock repurchases were $65.4 million in 1998 compared to $197.7 million in 1997. The "Consolidated Statements of Changes in Shareholders' Equity" detail the changes in shareholders' equity during 1998, 1997, and 1996. Notes 1 and 5 to the consolidated financial statements provide further information on unrealized gains and losses on securities available for sale included in comprehensive income.

         Risk-based capital rules and definitions for bank holding companies and national banks are established by the Federal Reserve Board ("FRB") and the Office of the Comptroller of the Currency ("OCC"). These rules require minimum levels of capital and capital ratios. The required minimum levels of capital are based on calculations that apply various risk ratings to defined categories of assets and off-balance-sheet items. As prescribed by the FRB and the OCC, total capital consists of Tier I capital (essentially realized common equity reduced by disallowed intangible assets) plus Tier II capital (essentially Tier I capital plus qualifying long-term debt and a portion of the allowance for loan losses). Note 16 to the consolidated financial statements summarizes the risk-based capital and related ratios for First American and its principal subsidiary, FANB. As of December 31, 1998, First American and its banking subsidiaries had ratios which exceeded the regulatory requirements to be classified as "well capitalized," the highest regulatory capital rating.

         First American Federal Savings Bank ("FAFSB") and Pioneer f.s.b. are subject to capital requirements adopted by the Office of Thrift Supervision ("OTS"). These requirements are similar but not identical to those issued by the FRB and the OCC. As of December 31, 1998, both FAFSB and Pioneer f.s.b. had capital ratios that exceeded the regulatory requirements to be classified as "well capitalized."

--------------
RISK ELEMENTS
--------------

CREDIT RISK MANAGEMENT

         First American exercises prudent credit risk management in lending, including diversification of the loan portfolio by loan category and by industry segment, as well as by identification of credit risks. Accordingly, First American places particular importance on industry specialization and relationship management so that relationship managers (loan officers) are better able to understand the complexities of an industry's characteristics. Specialization by relationship managers permits First American to provide expertise in structuring the original credit facility and enables continuous risk evaluation.

         First American's loans are predominantly to borrowers from its primary market territory, an area in which First American's relationship managers are knowledgeable. First American's primary market territory includes Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Tennessee, and Virginia. Based on Standard Industrial Classification codes, there were no concentrations within the commercial loan category in excess of 10 percent of total loans at December 31, 1998, or at December 31, 1997. First American's ten largest outstanding loan relationships at December 31, 1998, amounted to $300.4 million, or 2.6 percent of total loans, compared to $265.3 million, or 2.2 percent of total loans, at year end 1997. At December 31, 1998, the largest loan relationship had $36.2 million outstanding. Under the regulatory legal lending limit as calculated at December 31, 1998, FANB could make loans to a single customer relationship up to $240.2 million.

NONPERFORMING ASSETS

         Table 15 summarizes changes in nonperforming assets for each of the past five years and presents the composition of the nonperforming assets balance at the end of each year. The ratio of nonperforming assets to total loans and foreclosed properties was .47 percent at December 31, 1998, compared to .37 percent at December 31, 1997. Nonperforming assets totaled $55 million at December 31, 1998, up $9.2 million from $45.8 million at December 31, 1997. The $9.2 million increase in nonperforming assets since year end 1997 was from the commercial and real estate nonaccrual loan portfolios.

         Loans contractually past due 90 days or more as to interest or principal payments that have not been put on nonaccrual status amounted to $38.7 million at year end 1998 compared to $29 million at year end 1997. The ratio of these past due loans to total loans was .33 percent at December 31, 1998, and
 .24 percent at December 31, 1997.

TABLE 15:  NONPERFORMING ASSET ACTIVITY

=====================================================================================================================
                                                                            YEAR ENDED DECEMBER 31
                                                         ------------------------------------------------------------
(in thousands)                                                  1998        1997        1996      1995        1994
---------------------------------------------------------------------------------------------------------------------
Balance, January 1                                           $ 45,840    $ 47,554    $ 59,279  $ 55,545    $ 89,169
   Transfers in and new foreclosed properties                  57,823      49,986      25,905    35,741      26,441
   Change in nonperforming assets due to subsidiaries
     purchased                                                  2,305       1,279       2,348     6,393       2,045
   Payments received                                          (23,812)    (20,018)    (23,803)  (29,495)    (21,821)
   Proceeds from sales of foreclosed properties               (14,579)    (13,184)    (10,874)  (11,917)    (26,467)
   Net gains on sales                                           6,252       5,194       5,113     5,963       7,561
   Charge-offs and writedowns                                 (14,399)    (13,655)     (8,433)   (2,202)    (11,835)
   Return to earning status                                    (3,819)    (11,316)     (1,981)     (749)     (8,400)
   Other                                                         (613)        --          --        --         (969)
   Adjustment for change in fiscal year for pooled company        --          --          --        --         (179)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31                                         $ 54,998    $ 45,840    $ 47,554  $ 59,279    $ 55,545
=====================================================================================================================

                                                                                    DECEMBER 31
                                                           ----------------------------------------------------------
(dollars in thousands)                                           1998        1997        1996      1995        1994
---------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                             $ 47,913    $ 38,130    $ 34,461  $ 42,275    $ 38,151
Restructured loans                                                --          --          694       --         --
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                                   47,913      38,130      35,155    42,275      38,151
Foreclosed properties                                           7,085       7,710      12,399    17,004      17,394
---------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                   $ 54,998    $ 45,840    $ 47,554  $ 59,279    $ 55,545
=====================================================================================================================
Nonperforming assets to total loans plus other real
  estate owned                                                    .47%        .37%        .43%      .57%        .66%
=====================================================================================================================
90 days or more past due on accrual                          $ 38,696    $ 28,995    $ 22,561  $ 11,273    $  8,559
=====================================================================================================================

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         As a financial institution which assumes lending and credit risks as a principal element of its business, First American recognizes that credit losses will be experienced in the normal course of business. Accordingly, First American consistently applies a comprehensive methodology and procedural discipline which is updated on a quarterly basis at the subsidiary bank and thrift level to determine both the adequacy of the allowance for loan losses and the necessity for charging provisions against earnings. The allowance for loan losses is based on assessments of the probable estimated losses inherent in the loan portfolio. The allowance for loan losses includes an allocated and unallocated portion. Both portions of the allowance are available to absorb losses. The allocated allowance is determined for each classification of performing and nonperforming loans within the portfolio. This methodology includes:

         - The allocations for commercial loans are calculated by using a trailing twelve-quarter migration analysis of the average actual net loan losses incurred within the entire commercial loan portfolio by loan quality grade. First American has established minimum loss factors for certain loan grade categories.

         - The allocations for consumer loans are based upon a migration analysis of First American's historical average of actual net loan losses experienced for the last twelve quarters in each consumer loan category. First American has established minimum loss factors for certain loan categories.

         - A detailed review of criticized and impaired loans is performed to determine if specific allocations are required for individual loans where management has identified significant conditions or circumstances exist that indicate the probability that a loss has been incurred in excess of the amount determined by the application of the migration loss methodology.

         The unallocated allowance is established for loss exposure that may exist in the remainder of the loan portfolio but has yet to be specifically identified and to compensate for uncertainty in estimating loan losses, including the possibility of changes in risk ratings of loans. The unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss related to these conditions involves a higher degree of uncertainty because they are not associated with specific problem loans or portfolio segments. The conditions evaluated in connection with establishing the unallocated allowance include the following:

        -   Credit concentrations
        -   Recent levels of, and trends in, delinquencies and nonaccruals
        -   Trends in loan volumes and terms of loans and the portfolio
        -   New credit products and/or geographic distribution of those products
        -   Changes in lending policies and procedures
        -   Loan review evaluation of the credit process
        -   Changes in experience of personnel
        -   National and local economic conditions
        -   Ratios of recoveries to prior year's charge-offs
        -   Accrued income receivable on loans

         Management reviews these conditions quarterly in discussion with its senior credit officers. Management believes that in most instances, the impact of these conditions may not yet be reflected in the level of nonperforming loans or in the internal risk grading process regarding these loans. Accordingly, the evaluation of the probability of additional losses related to these factors is reflected in the unallocated allowance. The unallocated allowance is not weighted among segments of the portfolio. The following specific factors were reflected in management's estimate of the unallocated allowance:

         - An increase in loans 90 days or more past due from $29 million at December 31, 1997 to $38.7 million at December 31, 1998
         - Uncertainty in loan portfolio performance within markets experiencing potentially weakening economies
         -   Perceived risks in new markets entered into through recent mergers
         -   Declining performance in certain industries such as healthcare

         While the rate of charge-offs has been low, management is aware that First American has been operating in a favorable economic environment. Management, along with a number of economists, perceives increasing instability in the national and mid-south economies and a worldwide economic slowdown that could contribute to job losses and otherwise adversely affect a broad variety of business sectors in our markets. In addition, as First American has grown through acquisitions, its aggregate risk profile of loans has increased. Also, by virtue of its increased capital levels, First American is able to make larger loans, thereby increasing the possibility of a loan having a larger adverse impact than before. Accordingly, management believes that the maintenance of an unallocated allowance in the current amount is prudent and consistent with regulatory requirements.

         First American believes that the allocation of its allowance for credit losses is reasonable. Table 16 provides an analysis of the changes in the allowance for the past five years, including the provision and the charge-offs and recoveries by loan category.

         At December 31, 1998, the allowance for loan losses was $197.7 million, or 1.68 percent of net loans, versus $187.9 million, or 1.53 percent of net loans, at December 31, 1997. The $9.8 million change in the allowance during 1998 from year-end 1997 was due to (1) a $40.9 million provision for loan losses which exceeded $37.3 million of net loan charge-offs by $3.6 million and (2) a $6.2 million net increase due to the business combinations with MTB, Peoples and CSB, and the sale of McAfee. Included in the provision for loan losses and the net loan charge-offs for 1998 was an additional loan loss provision of $9.5 million to restore the allowance to appropriate levels following $7.5 million of loan charge-offs to align the loss recognition and loan loss reserve standards of Pioneer with those of First American. The allowance as a percentage of nonperforming loans decreased to 413 percent at December 31, 1998 from 493 percent at December 31, 1997.

         Net loan charge-offs were $37.3 million, or .32 percent of average loans in 1998 and $27.5 million or .23 percent of average loans in 1997. Net loan charge-offs, excluding the $7.5 million of Pioneer charge-offs, were .25 percent of average loans in 1998. On a gross basis, total recoveries of $27.7 million in 1998 did not change significantly from total recoveries of $28.9 million in 1997, while the change in gross charge-offs from 1997 to 1998, of $8.6 million, is attributable to the $7.5 million charge-offs associated with the Pioneer business combination discussed above.

         Of the major loan categories, consumer-other loans had the highest level of net charge-offs in 1998, 1997, and 1996 and experienced the largest increase, or $5 million, from December 31, 1997 to December 31, 1998. Consumer-other loan charge-offs were .79 percent and .64 percent of average consumer-other loans in 1998 and 1997, respectively. This increase was due to higher consumer losses following national trends. The largest increase in net charge-offs, or $15.3 million, between December 31, 1996 and December 31, 1997 was related to commercial loans. The predominant factor contributing to this increase was large recoveries in 1996.

TABLE 16:  ALLOWANCE FOR LOAN LOSSES

==================================================================================================================
                                                                          YEAR ENDED DECEMBER 31
                                                     -------------------------------------------------------------
(dollars in thousands)                                    1998        1997        1996         1995        1994
------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, January 1                   $187,880    $191,228    $197,006     $190,664    $203,915
   Loans charged off:
     Commercial                                          21,113      19,852      11,110        4,794      13,656
     Consumer--amortizing mortgages                       2,939       2,432       2,604        1,690       1,993
     Consumer--other                                     35,925      32,758      32,899       24,005      16,264
     Real estate--construction                              280         625         119          732         132
     Real estate--commercial mortgages and other          4,716         725       1,616          380       1,684
------------------------------------------------------------------------------------------------------------------
       Total charge-offs                                 64,973      56,392      48,348       31,601      33,729
------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
     Commercial                                           7,433       6,793      13,315        7,767      13,837
     Consumer--amortizing mortgages                         920       1,421       1,907        1,639       1,918
     Consumer--other                                     15,022      16,826      14,622       12,703      12,935
     Real estate--construction                               30         133          76          652         764
     Real estate--commercial mortgages and other          4,272       3,762       2,025        1,096       2,278
------------------------------------------------------------------------------------------------------------------
       Total recoveries                                  27,677      28,935      31,945       23,857      31,732
------------------------------------------------------------------------------------------------------------------
   Net charge-offs                                       37,296      27,457      16,403        7,744       1,997
------------------------------------------------------------------------------------------------------------------
Net change in allowance due to subsidiaries
  purchased/sold                                          6,164       8,000       4,188       11,225       1,547
Provision charged (credited) to operating expenses       40,933      16,109       6,437        2,861     (13,212)
Adjustment for change in fiscal year of pooled company     --          --          --           --           411
------------------------------------------------------------------------------------------------------------------
Balance, December 31                                   $197,681    $187,880    $191,228     $197,006    $190,664
==================================================================================================================
Allocation of allowance for loan losses, end of year:
   Commercial                                          $ 81,770    $ 61,824    $ 59,867     $ 56,729    $ 53,684
   Consumer loans                                        40,291      43,997      44,604       38,982      38,289
   Real estate                                           15,334      18,427      17,188       19,073      21,114
   Unallocated/general                                   60,286      63,632      69,569       82,222      77,577
------------------------------------------------------------------------------------------------------------------
Balance, December 31                                   $197,681    $187,880    $191,228     $197,006    $190,664
==================================================================================================================
Net charge-offs as a percent of average loans, net          .32%        .23%        .15%         .08%        .03%
Allowance to net loans (end of year)                       1.68        1.53        1.71         1.89        2.28
==================================================================================================================
Percent of total year-end loans:
   Commercial                                              47.3%       38.5%       37.8%        37.5%       39.1%
   Consumer--amortizing mortgages                          17.0        24.0        25.6         26.0        24.0
   Consumer--other                                         22.9        21.4        20.8         20.8        21.4
   Real estate--construction                                3.8         3.7         3.6          3.2         2.9
   Real estate--commercial mortgages and other              9.0        12.4        12.2         12.5        12.6
------------------------------------------------------------------------------------------------------------------
     Total percent of year-end loans                      100.0%      100.0%      100.0%       100.0%      100.0%
==================================================================================================================


MARKET RISK MANAGEMENT

Interest Rate Sensitivity

         In the normal course of business, First American is exposed to market risk arising from fluctuations in interest rates. The Asset/Liability Committee ("ALCO") measures and evaluates interest rate risk so that First American can meet customer demands for various types of loans and deposits. Asset/Liability management determines the most appropriate amounts of on-balance-sheet and off-balance-sheet items. Measurements used to help
First American manage interest rate risk include an earnings simulation model, an economic value of equity model, and gap analysis computations. These measurement tools are used in conjunction with the competitive pricing analysis.

         Earnings Simulation Modeling: First American believes that interest rate risk is best measured by its earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are combined with ALCO's forecasts of interest rates for the next twelve to twenty-four months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, First American has guidelines for its earnings at risk which state that net income will not vary by more than 5 percent for a 150 basis point change in rates from management's most likely interest rate forecast over the next twelve months. During 1998, First American operated within these guidelines.

         Economic Value of Equity: First American's economic value of equity model measures the extent that estimated economic values of First American's assets, liabilities, and off-balance-sheet-items will change as a result of a change in interest rates. Economic values are determined by discounting the expected future cash flows from assets, liabilities, and off-balance-sheet items, which establishes a base case economic value of equity. To help limit interest risk, First American has a guideline stating that for an instantaneous 150 basis point change in interest rates, the economic value of equity will not change by more than 20 percent from the base case. During 1998, First American operated within these limits.

         Gap Analysis: First American's interest rate sensitivity gap model measures the difference between assets and liabilities repricing or maturing within specified time periods. Table 17 shows that First American has a net liability sensitive position for a cumulative one-year period of negative 15.6 percent at December 31, 1998. First American's guideline for its one-year cumulative interest rate sensitivity ratio is negative 4 percent (net liability sensitive) to negative 24 percent. First American classifies all NOW and regular savings and money market deposit accounts as immediately rate sensitive. If NOW and savings accounts are reflected as sensitive beyond one year, the interest sensitive position for a cumulative one-year period would be a positive 3.8 percent. A cumulative net liability sensitivity (negative amount) indicates that First American's net interest income has a tendency to increase if interest rates decline. An interest rate gap sensitivity analysis is limited in its usefulness since the interest rate gap position presents a snapshot of interest sensitivity for one point in time (interest gap sensitivity can change on a daily basis).

TABLE 17:  INTEREST RATE SENSITIVITY ANALYSIS

====================================================================================================================================
                                                                                   INTEREST-SENSITIVE PERIODS
                                                    --------------------------------------------------------------------------------
                                                                 MONTHS
                                                    --------------------------------
                                                                    OVER      OVER
                                                                   THREE      SIX        TOTAL
                                                      WITHIN      THROUGH    THROUGH       ONE       1-5        OVER 5
(dollars in millions)                                 THREE         SIX      TWELVE       YEAR      YEARS       YEARS      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
EARNING ASSETS:
       Securities held to maturity                  $   298.3   $    71.2   $  120.3   $   489.8  $ 1,087.0   $   153.7  $ 1,730.5
       Securities available for sale                    331.9       204.4      378.9       915.2    3,143.3       436.7    4,495.2
------------------------------------------------------------------------------------------------------------------------------------
         Total securities                               630.2       275.6      499.2     1,405.0    4,230.3       590.4    6,225.7
     Loans                                            5,661.6       634.3      964.0     7,259.9    3,707.2       772.6   11,739.7
     Other earning assets                               693.3          --         --       693.3         --          --      693.3
------------------------------------------------------------------------------------------------------------------------------------
       Total earning assets                         $ 6,985.1   $   909.9  $ 1,463.2   $ 9,358.2  $ 7,937.5   $ 1,363.0  $18,658.7
====================================================================================================================================
INTEREST-BEARING LIABILITIES:
     Interest-bearing deposits:
       NOW, money market, and savings accounts      $ 6,277.9   $      --  $      --   $ 6,277.9  $      --   $      --  $ 6,277.9
       Certificates of deposit                        1,761.4     1,084.9    1,178.3     4,024.6      741.8         5.7    4,772.1
       Other interest-bearing deposits                  581.2       103.4      138.6       823.2      313.3        37.6    1,174.1
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits              8,620.5     1,188.3    1,316.9    11,125.7    1,055.1        43.3   12,224.1
     Other borrowed funds                             2,675.4        81.6        6.7     2,763.7      400.7       202.2    3,366.6
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities              11,295.9     1,269.9    1,323.6    13,889.4    1,455.8       245.5   15,590.7
     Net effect of swaps                               (629.7)     (550.0)    (450.0)   (1,629.7)   1,525.0       104.7          -
------------------------------------------------------------------------------------------------------------------------------------
     Adjusted interest-bearing liabilities          $10,666.2   $   719.9  $   873.6   $12,259.7  $ 2,980.8   $   350.2  $15,590.7
====================================================================================================================================
INTEREST-SENSITIVITY GAP:
     For the indicated period                       $(3,681.1)  $   190.0  $   589.6   $(2,901.5) $ 4,956.7   $ 1,012.8  $ 3,068.0
     Cumulative                                      (3,681.1)   (3,491.1)  (2,901.5)   (2,901.5)   2,055.2     3,068.0    3,068.0
     Cumulative, as a percent of total earning
       assets                                           (19.7)%     (18.7)%    (15.6)%     (15.6)%     11.0%       16.4%      16.4%
====================================================================================================================================
DECEMBER 31, 1997
EARNING ASSETS:
       Securities held to maturity                  $    82.7   $    40.7  $    79.4   $   202.8  $   380.2   $   180.4  $   763.4
       Securities available for sale                    330.0       137.9      256.3       724.2    2,005.9       822.1    3,552.2
------------------------------------------------------------------------------------------------------------------------------------
         Total securities                               412.7       178.6      335.7       927.0    2,386.1     1,002.5    4,315.6
     Loans                                            5,055.3       932.1    1,338.7     7,326.1    4,299.1       666.3   12,291.5
     Other earning assets                               286.8          --         --       286.8         --          --      286.8
------------------------------------------------------------------------------------------------------------------------------------
       Total earning assets                         $ 5,754.8   $ 1,110.7  $ 1,674.4   $ 8,539.9  $ 6,685.2   $ 1,668.8  $16,893.9
====================================================================================================================================
INTEREST-BEARING LIABILITIES:
     Interest-bearing deposits:
       NOW, money market, and savings accounts      $ 5,908.9   $      --  $      --   $ 5,908.9  $      --   $      --  $ 5,908.9
       Certificates of deposit                        1,512.5     1,070.3    1,150.5     3,733.3      871.4         3.1    4,607.8
       Other interest-bearing deposits                  232.1        90.7      113.1       435.9      416.5        10.3      862.7
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits              7,653.5     1,161.0    1,263.6    10,078.1    1,287.9        13.4   11,379.4
     Other borrowed funds                             2,316.8        11.4        4.9     2,333.1       44.1       287.1    2,664.3
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities               9,970.3     1,172.4    1,268.5    12,411.2    1,332.0       300.5   14,043.7
     Net effect of swaps                                 78.8       125.6   (1,124.3)     (919.9)     834.0        85.9         --
------------------------------------------------------------------------------------------------------------------------------------
     Adjusted interest-bearing liabilities          $10,049.1   $ 1,298.0  $   144.2   $11,491.3  $ 2,166.0   $   386.4  $14,043.7
====================================================================================================================================
INTEREST-SENSITIVITY GAP:
     For the indicated period                       $(4,294.3)  $  (187.3) $ 1,530.2   $(2,951.4) $ 4,519.2   $ 1,282.4  $ 2,850.2
     Cumulative                                      (4,294.3)   (4,481.6)  (2,951.4)   (2,951.4)   1,567.8     2,850.2    2,850.2
     Cumulative, as a percent of total earning
       assets                                           (25.4)%     (26.5)%    (17.5)%     (17.5)%      9.3%       16.9%      16.9%
====================================================================================================================================

Each column includes earning assets and interest-bearing liabilities that are estimated to mature or reprice within the respective time frame. All floating rate balance sheet items are included as "within three months" regardless of maturity. Nonearning assets (cash and due from banks, premises and equipment, foreclosed properties, and other assets), noninterest-bearing liabilities (demand deposits and other liabilities), and shareholders' equity are considered to be noninterest-sensitive for purposes of this presentation and thus are not included in the above table.

In the table, all NOW, money market, and savings accounts are reflected as interest-sensitive within three months. NOW accounts, savings, and certain money market accounts are not totally interest-sensitive in all interest rate environments. If NOW and regular savings accounts were not considered interest-sensitive, the one year cumulative positive interest-sensitive gap position and percent of earning assets would be $713.5 million and 3.8 percent, respectively, for 1998, as compared to a positive interest-sensitive gap position and percent of earning assets of $31.7 and .2 percent, respectively, for 1997.

Derivatives

         Derivative financial instruments are used by First American to improve the balance between interest-sensitive assets and interest-sensitive liabilities. First American uses derivatives as one means to manage its interest rate sensitivity while continuing to meet the credit and deposit needs of customers.

         At December 31, 1998, First American held interest rate swaps with notional values totaling $3.18 billion. One year earlier, First American held $2.43 billion of interest rate swaps and $300 million of interest rate floors. All of these were hedges of interest-bearing assets or liabilities, in conjunction with First American's management of its exposure to changes in the interest rate environment. Note 15 to the consolidated financial statements presents more detail about the derivative financial instruments outstanding at December 31, 1998 and 1997.

         For a number of years, First American has used interest rate swap contracts primarily to convert certain deposits and long-term debt to fixed interest rates and to convert certain groups of customer loans to fixed interest rates. During 1997 and 1998, First American continued this use of derivative instruments and also increased its use of pay-fixed interest rate swaps to hedge market value fluctuations of available for sale securities. These strategies help First American's interest-sensitivity gap position and also protect market values in a rising rate environment. The table below summarizes, by notional amounts, the activity for each major category of derivative financial instruments.

TABLE 18:  DERIVATIVE FINANCIAL INSTRUMENT ACTIVITY

-------------------------------------------------------------------------------------------------------------------
                                                                                               FORWARD
                                                                       INTEREST RATE SWAPS      SWAPS
                                                                      ----------------------  ---------
                                 INTEREST    INTERESTS       BASIS       PAY      RECEIVE       PAY      FUTURES
(in thousands)                   RATE CAPS  RATE FLOORS      SWAP       FIXED      FIXED       FIXED    CONTRACTS
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995      $100,000     $115,000     $   --     $1,213,910  $  40,000  $  300,000  $ 140,000
   Additions                       --         185,000         --          --       400,000     700,000       --
   Maturities/terminations         --           --            --       (891,288)  (140,000)   (500,000)  (140,000)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996       100,000      300,000         --        322,622    300,000     500,000       --
   Additions                        --          --          50,000      135,000    775,000   1,300,000       --
   Maturities/terminations      (100,000)       --            --       (201,397)  (300,000)   (450,000)      --
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997          --        300,000       50,000      256,225    775,000   1,350,000       --
   Additions                        --          --            --        300,000     50,000   1,300,000       --
   Maturities/terminations          --       (300,000)     (50,000)     (51,525)  (200,000)   (600,000)      --
------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998      $   --       $  --        $   --     $  504,700  $ 625,000  $2,050,000  $    --
==================================================================================================================


         Net interest income for 1998 included derivative products pretax net income of $3.8 million, compared with $.8 million in 1997. In 1996 net interest income included derivative products pretax net expense of $13.6 million. Although the stand-alone effect of First American's derivative products on net interest income can vary, hedges are intended to improve First American's overall exposure to changes in the interest rate environment and therefore should not be evaluated on a stand-alone basis.

         As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities, which offer more interest rate risk protection. Note 15 to the consolidated financial statements presents the net deferred gain related to terminated derivative contracts. The net deferred gain at December 31, 1998, totaled

$14.7 million and at year-end 1997 was $5.4 million. The higher net deferred gain at year-end 1998 over 1997 reflects $9.8 million deferred gains on two swaps closed in 1998 related to loans. Deferred gains and losses on terminated off-balance-sheet derivative contracts are recognized as interest income or interest expense over the original covered periods. Of the $14.7 million of net deferred gain at year-end 1998, $2.5 million will increase net interest income during 1999 and $12.2 million will be recognized in the years from 2000 to 2006.

         First American's derivatives had net negative fair values (unrealized net pretax losses) of $9.7 million at year-end 1998 and net positive fair values (unrealized net pretax gains) of $12.0 million at year-end 1997. The change in net fair values is largely related to interest rate swaps hedging available for sale securities. For estimated fair value information related to all financial instruments, see Note 17 to the consolidated financial statements.

         All derivatives activity is conducted under ALCO and Board of Directors' supervision and according to detailed policies and procedures governing these activities. Policy prohibits the use of leveraged and complex derivatives. The Board of Directors also sets interim limitations on the total notional amount of derivatives contracts that may be outstanding at any time.

         Credit risk exposure due to off-balance-sheet derivative activities is closely monitored, and counterparties to these contracts are selected based on their creditworthiness as well as their market-making ability. As of December 31, 1998, all outstanding derivative transactions were with counterparties with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparties allow for the netting of gains and losses in determining net credit exposure to the counterparty. First American's net credit exposure on outstanding interest rate swaps was $14.8 million at December 31, 1998.

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. At this time, management has not fully evaluated the impact of SFAS No. 133. First American plans to adopt SFAS No. 133 prospectively on January 1, 2000.

LIQUIDITY RISK MANAGEMENT

         First American's goal in liquidity management is to ensure that sufficient funds are available to meet the demands of depositors, borrowers, and creditors. ALCO is responsible for structuring the balance sheet to meet those demands and regularly reviews current and forecasted funding needs. Liquid assets, which include cash and cash equivalents (less Federal Reserve Bank reserve requirements), money market instruments, and securities that are estimated to mature within one year, amounted to:

         - $2.3 billion, or 13 percent of earning assets, at December 31, 1998, versus
         -  $1.48 billion, or 9 percent of earning assets, at December 31, 1997.

         The increase in the ratio of liquid assets to earning assets between year-end 1998 and 1997 was primarily attributable to increases in securities that are estimated to mature in one year and time deposits with other banks. In addition to assets included in liquid assets, available-for-sale securities maturing after one year, which can be sold to meet liquidity needs, had a balance of $3.90 billion at December 31, 1998, compared to $3.41 billion at December 31, 1997. As presented in Table 19, loans (exclusive of consumer loans) that mature within one year amounted to $2.77 billion at December 31, 1998. The maturity of securities is also discussed under the caption "Investment Securities" and provided in Table 10.

TABLE 19:  MATURITIES OF LOANS, EXCLUSIVE OF CONSUMER LOANS

====================================================================================
                                          MATURITIES AT DECEMBER 31, 1998
                                     -----------------------------------------------
                                         WITHIN        1-5       AFTER
(in millions)                            1 YEAR       YEARS     5 YEARS      TOTAL
------------------------------------------------------------------------------------
Commercial loans                        $2,250.7    $2,764.8    $ 542.6    $5,558.1
Real estate--construction loans            231.1       171.8       49.3       452.2
Real estate--commercial mortgages
   and other                               289.2       611.7      152.2     1,053.1
------------------------------------------------------------------------------------
     Total                              $2,771.0    $3,548.3    $ 744.1    $7,063.4
====================================================================================
For maturities over one year:
   Loans with fixed interest rates                  $1,824.7    $ 433.2    $2,257.9
   Loans with floating interest rates                1,723.6      310.9     2,034.5
------------------------------------------------------------------------------------
     Total                                          $3,548.3    $ 744.1    $4,292.4
====================================================================================


         First American's primary sources of liquidity are core deposits, short- and long-term borrowings, and cash flows from operations. First American's strategy is to fund assets to the maximum extent possible with core deposits. Additional funds can be raised from regional, national, and international money markets as certificates of deposit $100,000 and over, federal funds purchased, and securities sold under agreements to repurchase. First American can also borrow from the Federal Home Loan Bank to meet both short-term and long-term funding needs. As shown in Table 20, First American increased its reliance on noncore interest-bearing liabilities to fund earning assets during 1998. An additional source of liquidity is First American's three year $100 million revolving credit agreement, which was put in place in July 1998 following the expiration of a $70 million revolving credit agreement. The credit facility agreement expires in July 2001. First American had no borrowings under either credit facility in 1998.

TABLE 20:  LIQUIDITY RATIOS


===================================================================================
                                                          YEAR ENDED DECEMBER 31
                                                 ----------------------------------
                                                        1998       1997     1996
-----------------------------------------------------------------------------------
Average core deposits to average total deposits        88.08%     90.10%   90.68%
Average core deposits to average earning assets        71.70      76.36    76.98
Long-term debt to total assets (end of period)          5.56       3.27     2.49
===================================================================================


         The "Consolidated Statements of Cash Flows" show net cash provided or used by operating, investing, and financing activities and the net effect of those activities on cash and cash equivalents. As such, it is a tool that management uses in analyzing liquidity. During 1998 cash provided by operating activities was $155.4 million compared to $263.4 million in 1997 and $351.3 million in 1996. The largest component of cash provided by operating activities in both years was net income. The decrease in cash provided by operating activities between 1998 and 1997 was primarily attributable to increases in mortgage loans held for sale. Investing activities utilized $705.5 million of cash in 1998, $509.9 million in 1997, and $965.3 million in 1996. The largest component of cash used in investing activities was purchases of securities available for sale, which used $4.8 billion of cash in 1998 and $3.31 billion in 1997. Financing activities provided $1,146.6 million in net cash in 1998, $182 million in 1997, and $249.5 million in 1996. During 1998 financing activities included an increase in deposits of $590.3 million, an increase in FHLB advances of $461.5 million, and an increase in short-term borrowings of $230.9 million.

         First American had no material capital expenditure commitments at year-end.

         First American's cash requirements consist primarily of debt service, dividends to shareholders, operating expenses, income taxes and share repurchases, if any. These cash needs are routinely met through dividends from subsidiaries, proportionate shares of current income taxes, management and other fees, unaffiliated bank lines, and debt issuance.

         Management believes that First American has adequate liquidity to meet all known commitments including loan commitments, dividend payments, debt service, and reasonable borrower, depositor, and creditor requirements over the next twelve months.

YEAR 2000 ISSUE

         The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize four digits to identify a year in any given date field and are able to differentiate between years in the twentieth and twenty-first centuries (e.g. 1900 and 2000). To address the Year 2000 issue, First American has adopted a broad-based approach designed to encompass First American's total environment.

         First American has appointed a project manager from its information technology ("IT") group and a project team comprised of managers from various areas of the organization to address the Year 2000 issue. Overseeing the project is a steering committee made up of senior management. The project team is responsible for evaluating Year 2000 impact to each area's products and systems, developing a plan for bringing those products and systems to compliant levels, and testing or verifying that compliance. First American's project team is using a 5-phase approach comprised of awareness, assessment, remediation, validation, and implementation phases. Areas of risk being addressed by the project team include:

         - Business Systems Applications--This involves Year 2000 remediation of application software that is used to perform specific business functions such as deposits or loan systems.

         - Technical Infrastructure--This involves Year 2000 remediation of the hardware and software environment used to run application software and includes PC networks, telecommunications, mainframe computers, operating systems, and productivity software.

         - Credit Administration--In this area, the project team is reviewing and addressing the risk associated with Year 2000 status of First American's clients and depositors.

         - Facilities Systems--This involves Year 2000 remediation of microprocessor-controlled systems such as elevators, HVAC systems, security systems, lighting systems, and utilities.

         - Vendor and Third Party Assessment--In this area, the project team has conducted an inventory of the systems and products provided by third parties and has contacted the providers regarding the status of their Year 2000 compliance. This has been a broad-based effort including IT vendors, non-IT vendors, and public utilities.

         In the areas of business systems applications and technical infrastructure, First American has made substantial progress in the remediation and testing of mission critical applications, which were substantially complete by the end of 1998. As of December 31, 1998, 90 percent of First American's mission critical applications were completed and 100 percent were anticipated to be completed by March 31, 1999. In the first quarter of 1999, First American plans to conduct an end-to-end re-certification test to re-verify the results from individual application tests. By June 1999 other mission critical applications are expected to be remediated and tested.

         First American has an extensive program focused on facilities systems. All buildings and equipment were inventoried and assessed for critical Year 2000 remediation. A small number of systems were identified that required upgrades or replacements. These projects are underway, with facilities remediation projects scheduled to be completed by March 31, 1999.

         First American completed its initial credit risk review of significant borrowers in September 1998. Clients have been evaluated for Year 2000 risk and preparedness through a survey and interview process. First American continues to monitor large borrowers throughout 1999 with more emphasis being placed on borrowers in the higher risk category.

         First American continues to focus on three areas of Year 2000 contingency planning. Remediation contingency plans have been developed for mission critical applications that remain to be completed at December 31, 1998. Very few systems fall into this category and there are currently no expectations to need to execute these plans. A Year 2000 element for the existing corporate business continuity plan is a second layer of contingency planning that is underway. The project team is evaluating a number of possible Year 2000 contingencies against core banking processes to determine any additional elements or process changes to the existing plan that would be required. The third element of contingency is Event Planning. This is focused on operational issues just before and during the rollover to the Year 2000, including the creation of a central "command center," to monitor systems and track issues. Contingency plans are scheduled to be complete by June 30, 1999.

         First American does not expect Year 2000 costs to exceed $5 million in the aggregate. External expenses are expected to total $2.2 million. Internal allocation of existing staff to work on the Year 2000 Project is estimated to total $2.5 million, bringing the total estimated Year 2000 expenditures to approximately $4.7 million dollars.

         First American management believes its approach to the Year 2000 issue to be comprehensive and does not expect the Year 2000 issue to have a material impact on its results of operations, liquidity or financial condition.

---------
OUTLOOK
---------

         To the extent that statements in this discussion relate to the plans, objectives, or future performance of First American, these statements may be deemed to be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and the current economic environment. Actual strategies and results in future periods may differ materially from those currently expected due to various assumptions, risks, and uncertainties.

         Although future performance cannot be predicted, we believe opportunities exist for sustained, profitable growth with continued emphasis on fee-based financial services. Acquisition of banking businesses during 1998 expanded First American's geographical presence primarily in Mississippi, Louisiana, Arkansas, and Georgia and provides the distribution network to deliver fee-based financial products and services emanating from First American's nontraditional financial services businesses.

         Management anticipates net interest income will increase in 1999 primarily due to continuing growth in loans. Loans are expected to increase in the 5 percent to 10 percent range. Although management is not expecting a recession, a slow down in some sectors of the economy is anticipated. First American's most likely interest rate scenario at December 31, 1998, assumes that short-term interest rates will remain relatively stable and that there will be a slight steepening of the yield curve throughout 1999.

         Management anticipates a provision for loan losses during 1999, although a specific amount cannot be determined at this time. Management expects net charge-offs for loans will be slightly higher in 1999. The appropriate level of the allowance for loan losses and the provision for loan losses will be determined quarterly in accordance with the established allowance assessment methodology.

         Noninterest income is expected to increase in excess of 10 percent during 1999. This growth is anticipated due to continued emphasis on fee-based products and from the integration of products and services through the companies acquired and merged during 1998.

         Cost synergies, efficiencies, and controls continue to be an emphasis of management. Total integration of the 1998 acquisitions will be a driver in improving the productivity ratio in 1999. First American is striving for a ratio of 50 percent or less by the end of the year 2000.

         First American's capital ratios during 1998 exceeded the bank holding companies and national banks regulatory requirements to be classified as "well capitalized," and management anticipates the ratios will continue to meet the regulatory requirements to be "well capitalized" in 1999.

-------
OTHER
-------

         Additional financial information is presented in Tables 21 and 22. Table 21 presents selected quarterly financial data for 1998 and 1997. Table 22 presents consolidated year-end balance sheets for each of the past five years.

TABLE 21:  QUARTERLY FINANCIAL DATA


==================================================================================================================
                                                                               Three Months Ended
                                                         ---------------------------------------------------------
(dollars in thousands except per share amounts)             DECEMBER 31   SEPTEMBER 30      JUNE 30     MARCH 31
------------------------------------------------------------------------------------------------------------------
1998
Net interest income                                          $188,626       $182,090       $182,417     $180,479
Net interest income, taxable equivalent basis(1)              194,041        187,360        187,343      184,416
Provision for loan losses                                      19,054          8,604          6,337        6,938
Noninterest income                                            115,632        128,140        124,441      109,399
Noninterest expense, excluding merger and integration costs   168,307        175,270        189,585      181,951
Merger and integration costs                                   12,523         37,159         72,043         --
Net income                                                     67,831         57,497         21,688       64,346
------------------------------------------------------------------------------------------------------------------
SELECTED PER SHARE DATA:
   Net income:
     Basic                                                   $    .59       $    .51       $    .19     $    .58
     Diluted                                                      .58            .50            .19          .57
   Cash dividends paid                                            .25            .25            .25          .20
   Common stock price
     High                                                       44.69          51.00          54.88        49.69
     Low                                                        33.44          34.75          43.13        43.13
     Last trade                                                 44.38          38.38          48.13        49.00
------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS:
   Return on average assets (annualized)                         1.32%          1.18%           .46%        1.41%
   Return on average equity (annualized)                        15.41          13.65           5.26        16.08
   Net interest margin                                           4.18           4.21           4.38         4.45
==================================================================================================================
1997
Net interest income                                          $180,782       $175,730       $171,316     $171,332
Net interest income, taxable equivalent basis(1)              184,161        178,913        174,491      174,588
Provision for loan losses                                       7,741          2,997          3,030        2,341
Noninterest income                                            109,998        102,838         97,795       95,002
Noninterest expense                                           179,624        175,448        172,339      171,693
Net income                                                     65,539         63,606         59,330       59,039
------------------------------------------------------------------------------------------------------------------
SELECTED PER SHARE DATA:
   Net income:
     Basic                                                   $    .58       $    .57       $    .52     $    .52
     Diluted                                                      .57            .56            .52          .51
   Cash dividends paid                                            .20            .20            .20          .16
   Common stock price
     High                                                       55.38          50.13          40.00        34.63
     Low                                                        43.75          38.00          29.63        28.00
     Last trade                                                 49.75          48.88          38.38        31.81
------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS:
   Return on average assets (annualized)                         1.42%          1.41%          1.35%        1.35%
   Return on average equity (annualized)                        16.00          15.87          15.42        14.98
   Net interest margin                                           4.41           4.37           4.66         4.41
==================================================================================================================

(1) Adjusted to a taxable equivalent basis based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit.

TABLE 22:  CONSOLIDATED YEAR-END BALANCE SHEETS


===================================================================================================================
                                                                              December 31
                                                    ---------------------------------------------------------------
(in thousands)                                          1998         1997         1996          1995        1994
-------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                          $ 1,203,358  $ 1,033,865   $ 1,053,737  $   920,288  $   910,307
   Securities:
     U.S. Treasury and other U.S. Government
       agencies and corporations                      3,888,823    3,371,920     3,638,371    3,132,356    3,493,027
     Obligations of states and political
       subdivisions                                     470,447      287,600       301,096      261,001      211,093
     Other                                            1,866,350      656,088       432,036      365,652      235,008
---------------------------------------------------------------------------------------------------------------------
       Total securities                               6,225,620    4,315,608     4,371,503    3,759,009    3,939,128
---------------------------------------------------------------------------------------------------------------------
   Federal funds sold and securities
     purchased under agreements to resell               351,989      208,372       210,952      737,992      259,883
   Loans:
     Commercial                                       5,558,099    4,738,596     4,224,121    3,912,956    3,278,749
     Consumer-amortizing mortgages                    1,998,780    2,955,221     2,856,088    2,717,222    2,009,870
     Consumer-other                                   2,690,227    2,626,060     2,324,915    2,170,638    1,794,021
     Real estate-construction                           452,191      455,181       398,775      327,935      241,859
     Real estate-commercial mortgages and other       1,053,147    1,530,009     1,368,081    1,306,149    1,059,845
---------------------------------------------------------------------------------------------------------------------
       Total loans                                   11,752,444   12,305,067    11,171,980   10,434,900    8,384,344
       Unearned discount                                (12,756)     (13,577)      (16,062)     (13,760)     (21,292)
---------------------------------------------------------------------------------------------------------------------
     Loans, net of unearned discount                 11,739,688   12,291,490    11,155,918   10,421,140    8,363,052
     Allowance for loan losses                         (197,681)    (187,880)     (191,228)    (197,006)    (190,664)
---------------------------------------------------------------------------------------------------------------------
       Total net loans                               11,542,007   12,103,610    10,964,690   10,224,134    8,172,388
---------------------------------------------------------------------------------------------------------------------
   Premises and equipment, net                          383,865      384,787       330,826      290,169      256,869
   Other assets                                       1,024,931      745,084       741,542      595,566      573,656
---------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                 $20,731,770  $18,791,326   $17,673,250  $16,527,158  $14,112,231
=====================================================================================================================
LIABILITIES
   Deposits:
     Demand (noninterest-bearing)                   $ 3,046,651  $ 2,774,449   $ 2,690,613  $ 2,505,922  $ 2,333,508
     Interest-bearing                                12,224,105   11,379,429    10,850,322   10,336,360    8,596,180
---------------------------------------------------------------------------------------------------------------------
       Total deposits                                15,270,756   14,153,878    13,540,935   12,842,282   10,929,688
---------------------------------------------------------------------------------------------------------------------
   Federal funds purchased and securities sold
     under agreements to repurchase                   1,988,161    1,675,370     1,535,616    1,397,346    1,453,867
   Other short-term borrowings                          225,476      374,708       225,124      182,338       79,232
   Long-term debt                                     1,152,939      614,218       440,562      421,791      271,473
   Other liabilities                                    314,643      329,259       387,117      261,191      188,844
---------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                             18,951,975   17,147,433    16,129,354   15,104,948   12,923,104
---------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
   Common stock                                         290,797      280,468       278,221      276,502      261,955
   Additional paid-in capital                           241,333      212,311       288,560      290,048      249,354
   Retained earnings                                  1,286,512    1,161,877       981,833      834,652      697,959
   Deferred compensation on restricted stock            (31,781)     (13,341)       (2,066)      (1,263)      (2,161)
   Employee Stock Ownership Plan                           --           (163)         (443)        (661)        (781)
   Accumulated other comprehensive income (loss),
     net of tax                                          (7,066)       2,741        (2,209)      22,932      (17,199)
---------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                     1,779,795    1,643,893     1,543,896    1,422,210    1,189,127
---------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $20,731,770  $18,791,326   $17,673,250  $16,527,158  $14,112,231
=====================================================================================================================

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements listed in Item 14(a)(1) and (2) are included in this Report beginning on page 68 and are incorporated in this Item 8 by reference. The table "Quarterly Financial Data" on page 56 hereof, "Consolidated Year-End Balance Sheets" on page 57 hereof, and "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" on pages 29-30 hereof are incorporated in this Item 8 by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Registrant

         The following is a list of First American's executive officers, their ages and their positions and offices during the last five years (listed alphabetically).


Officer                    Age     Business Experience - Past 5 years
-------                    ---     ----------------------------------
Dennis C. Bottorff         54      Mr. Bottorff serves as Chairman and Chief
                                   Executive Officer of First American and FANB.
                                   He has served as Chief Executive Officer since
                                   1991 and as Chairman since 1994. He also served
                                   as First American's President from 1991 until
                                   August 1997. Throughout 1994, Mr. Bottorff
                                   served as President and Chief Executive Officer
                                   of First American and Chief Executive Officer
                                   of FANB. Mr. Bottorff also serves as a
                                   director of First American's affiliates SSI and IFC.

Melissa J. Buffington      41      Since August 1996, Ms. Buffington has served as
                                   Executive Vice President and Director of Human
                                   Resources of First American and FANB. From June
                                   1993 through August 1996, she served as First
                                   American's Director of Quality Management.

R. Booth Chapman           58      Since September 1991, Mr. Chapman has served as
                                   Executive Vice President - Independent Loan
                                   Review of FANB.

Brian L. Cooper            40      Mr. Cooper is President of Retail Banking for
                                   FANB. From November 1997 to May 1998, he served
                                   as President of AmeriStar Investments. Mr.
                                   Cooper served as Executive Vice

                                   President - Marketing of FANB from September 1995
                                   until November 1998. From March 1992 through August
                                   1995, he served as Senior Vice President -
                                   Marketing & Electronic Banking of Banc One Corporation.

Emery F. Hill              55      Mr. Hill is Executive Vice President and Director
                                   of Operations and Technology of First American
                                   and FANB and has served in this position since 1992.

Rufus B. King              53      Mr. King is Executive Vice President and Chief
                                   Credit Officer of FANB and has served in such
                                   position since July 1989.

Allan R. Landon            50      Mr. Landon is Executive Vice President, Chief
                                   Financial Officer and Principal Financial Officer
                                   of First American and FANB and has served in this
                                   capacity since September 1998. From 1970 until
                                   September 1998, Mr. Landon was associated with
                                   Ernst & Young LLP, serving as a partner in the
                                   firm since 1984.

Robert A. McCabe, Jr.      48      Mr. McCabe is President - FAE and Vice Chairman of
                                   First American and FANB and has served in such
                                   positions since January 1994. He also serves as
                                   Director of First American and FANB. From January
                                   1992 until January 1994, he served as President,
                                   General Bank of FANB. Mr. McCabe has also served
                                   as a director of First American's affiliates SSI
                                   and IFC since April 1, 1996, and July 1, 1996,
                                   respectively.

Dale W. Polley             49      Mr. Polley has served as President of First American
                                   since July 1997 and as Vice Chairman of FANB since
                                   May 1998. He also serves as Director of First
                                   American and FANB. From 1994 through July 1997,
                                   Mr. Polley served as Vice Chairman of First
                                   American. He also served as President of FANB
                                   from 1994 until May 1998. From November 1992
                                   through 1994 and from August 1997 through August
                                   1998, he served as Principal Financial Officer of
                                   First American and FANB.

Joe J. Powell, III         45      Mr. Powell is Executive Vice President, Bank
                                   Investments and Investor Relations for First
                                   American and FANB and has served in such
                                   capacity since May 1998. From 1977 until its
                                   merger into First American in May 1998, Mr. Powell
                                   served in various capacities at Deposit Guaranty
                                   and DGNB, including Senior Vice President and
                                   Treasurer from 1993 until May 1998.

Mary Neil Price            38      Ms. Price is Executive Vice President, General
                                   Counsel, and Corporate Secretary of First American
                                   and FANB and has


                                   served in such capacity since August 1997. From
                                   July 1996 until July 1997, she served as
                                   Deputy General Counsel, Executive Vice President
                                   and Assistant Corporate Secretary. Ms. Price
                                   served as Senior Counsel, Senior Vice President
                                   and Assistant Corporate Secretary from February
                                   1995 until July 1996. From October 1993 to February
                                   1995, she served as Associate General Counsel,
                                   Senior Vice President and Assistant Corporate
                                   Secretary. She is also the corporate secretary and
                                   a director of IFC.

E.B. Robinson, Jr.         57      Mr. Robinson has served as Vice Chairman and Chief
                                   Operating Officer of First American and President
                                   of FANB since May 1998. From 1984 until its merger
                                   into First American in May 1998, Mr. Robinson
                                   served as Chairman and CEO of Deposit Guaranty
                                   and DGNB.

Terry S. Spencer           42      Mr. Spencer serves as Executive Vice President
                                   and Treasurer of First American and as Executive
                                   Vice President of FANB. From September 1993
                                   until March 1995, he served as Executive Vice
                                   President - Development of FANB.

Claire W. Tucker           45      Ms. Tucker is President - Corporate Bank of FANB
                                   and has served in such capacity since January 1997.
                                   From January 1995 through January 1997, she served
                                   as the Manager of FANB's Specialized Lending Group
                                   and Commercial Real Estate Group. She was appointed
                                   Executive Vice President in April 1995. From August
                                   1991 through January 1995, Ms. Tucker served as Senior
                                   Vice President - Manager of FANB's HealthCare
                                   and Manufacturers Divisions.

M. Terry Turner            43      Mr. Turner serves as President - Investment Services
                                   Group and has served in such capacity since
                                   November 1998. From January 1994 until November 1998,
                                   he served as President of the Retail Bank of FANB.
                                   Mr. Turner served as Executive Vice President -
                                   Business and Professional Banking of FANB from
                                   January 1991 until January 1994.

Marvin J. Vannatta, Jr.    55      Mr. Vannatta serves as Executive Vice President,
                                   Controller and Principal Accounting Officer of
                                   First American and FANB and as Cashier of FANB
                                   and has served in such positions since March 1995.
                                   From October 1982 until March 1995, he served as
                                   Senior Vice President and Controller of First
                                   American and FANB.

Steven C. Walker          49      Since May 1998,  Mr. Walker has served as President
                                  of FANB's Commercial and Private Banking Group.
                                  Until its merger into First American in May 1998,
                                  Mr. Walker served in various capacities with
                                  Deposit Guaranty and DGNB, including Executive
                                  Vice President of Corporate Banking from 1996
                                  to May 1998 and President & CEO of Commercial
                                  National Bank, a wholly owned subsidiary based in
                                  Shreveport, LA, from 1989 to 1996.

James W. Weakley          36      Mr. Weakley serves as Executive Vice President
                                  and Director of Marketing of FANB and has served
                                  in such position since November 1998. Prior to
                                  November 1998, he served in various capacities
                                  at General Electric Company, including Senior
                                  Vice President of Marketing and Vice President
                                  of Product Development and Ventures in the Vendor
                                  Financial Services Division ("VFS") of GE Capital,
                                  Director General of VFS in Mexico City and General
                                  Manager of VFS in Toronto.


         The additional information required by Item 401 and Item 405 of Regulation S-K is contained in First American's Notice of 1999 Annual Meeting of Shareholders and Proxy Statement (the "1999 Proxy Statement") filed with the Securities and Exchange Commission within 120 days of First American's year-end pursuant to Regulation 14A. Such information appears in the sections entitled "Election of Directors" and "Reports of Beneficial Ownership" in the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

         This information appears in the sections entitled "Executive Compensation", "Human Resources Committee Interlocks and Insider Participation", "Compensation of Directors" and "Retirement Plans" in the 1999 Proxy Statement, and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information appears in the section entitled "Security Ownership of Management" in the 1999 Proxy Statement, and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information appears in the sections entitled "Certain Transactions" and "Human Resources Committee Interlocks and Insider Participation" in the 1999 Proxy Statement, and is incorporated herein by reference.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report:

         1.   Financial Statements

                    The Report of KPMG LLP, Independent Auditors

                    Consolidated Income Statements of First American Corporation and Subsidiaries for each of the years in the three year period ended December 31, 1998

                    Consolidated Balance Sheets of First American Corporation and Subsidiaries at December 31, 1998 and 1997

                    Consolidated Statements of Changes in Shareholders' Equity of First American Corporation and Subsidiaries for each of the years in the three year period ended December 31, 1998

                    Consolidated Statements of Cash Flows of First American Corporation and Subsidiaries for each of the years in the three year period ended December 31, 1998

                    Notes to Consolidated Financial Statements

         2.   Financial Statement Schedules

              All schedules are omitted because they are not applicable.

              The following reports and consents are submitted herewith:

                               Accountants' Consent by
                               KPMG LLP -- Exhibit 23

         3.   Exhibits


             Exhibit
              Number     Description
              ------     -----------
               3.1       Amended and Restated Charter of First American effective
                         April 21, 1998, and corrections thereto (previously filed as
                         Exhibit 3.1 to First American's Form 10-Q for the quarter
                         ending March 31, 1998 and incorporated herein by reference).


               3.2       By-Laws of First American currently in effect as amended
                         September 17, 1998 (previously filed as Exhibit 3.2 to
                         First American's Form 10-Q for the quarter ending
                         September 30, 1998 and incorporated herein by reference).

               4.1       First American agrees to provide the Securities and Exchange
                         Commission, upon request, copies of instruments defining the rights of holders of long-term debt of First American, and all of its subsidiaries for which consolidated or
                         unconsolidated financial statements are required to be
                         filed with the Securities and Exchange Commission.

               4.2       Rights Agreement dated as of July 16, 1998 between First
                         American Corporation and First Chicago Trust Company of
                         New York, as Rights Agent (previously filed as
                         Exhibit 1 under Item 2 on First American's Form 8-A filed
                         November 10, 1998 and incorporated herein by reference).

               4.3(a)    Indenture, dated as of April 22, 1993, between First American
                         Corporation and Chemical Bank, as Trustee (previously filed as
                         Exhibit 4.1 to First American's Form S-3, Registration Statement
                         No. 33-59844, and incorporated herein by reference).

               4.3(b)    Supplemental Indenture, dated as of April 22, 1993, between
                         First American Corporation and Chemical Bank, as Trustee
                         (previously filed as Exhibit 4.2 to First American's Form S-3,
                         Registration Statement No. 33-59844, and incorporated herein by reference).

               4.3(c)    Indenture, dated as of April 26, 1996, between Deposit
                         Guaranty Corp. and SunTrust Bank, Atlanta, as Trustee
                         (previously filed as Exhibit 4.2 to Deposit Guaranty's Form
                         8-K, Registration Statement No. 000-04518, and incorporated herein by reference).

               4.3(d)    Credit Agreement among First American Corporation, Lenders named in the Agreement and the First National Bank of
                         Chicago dated July 17, 1998 (previously filed as Exhibit 10 to First American's Form 10-Q  for the quarter ending
                         June 30, 1998 and incorporated herein by reference).

              10.1(a)    First American STAR Award Plan (previously filed as Exhibit
                         10.03(b) to First American's Annual Report on Form 10-K for the
                         year ended December 31, 1986 and incorporated herein by
                         reference).

              10.1(b)    First American Corporation 1991 Employee Stock Incentive Plan
                         (previously filed as part of First American's Notice of Annual
                         Meeting


                         and Proxy Statement dated March 18, 1991 for the annual
                         meeting of shareholders held April 18, 1991, amended as of
                         April 21, 1994 and April 17, 1997, and incorporated herein by reference).

               10.1(c)   1993 Non-Employee Director Stock Option Plan (previously
                         filed as part of First American's Notice of Annual Meeting and Proxy Statement dated March 18, 1993 for the annual
                         meeting of shareholders held April 15, 1993 and incorporated herein by reference).

               10.1(d)   First American Corporation 1992 Executive Early Retirement
                         Program (previously filed as Exhibit 10.4(a) to First American's
                         Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

               10.1(e)   First American Corporation Directors' Deferred Compensation
                         Plan as amended on October 18, 1996 (previously filed as Exhibit
                         10.3(e) to First American's Annual Report on Form 10-K for the
                         year ended December 31, 1996 and incorporated herein by
                         reference).

               10.1(f)   First American Corporation Supplemental Executive Retirement
                         Program dated as of January 1, 1989 (previously filed as Exhibit
                         19.2 to First American's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

               10.1(g)   Form of Deferred Compensation Agreement approved by the Human
                         Resources Committee of the Board of Directors of First American
                         on December 19, 1996, entered into by First American and
                         Brian L. Cooper effective December 31, 1998 (previously
                         filed as Exhibit 10.3(g) to First American's Annual Report on Form 10-K for the year ended December 31, 1996 and
                         incorporated herein by reference).

               10.1(h)   Amended and Restated First American Corporation First
                         Incentive Reward Savings Thrift Plan (previously filed as
                         Exhibit 4 to First American's Form S-8, Registration
                         Statement No. 33-57385, filed January 20, 1995 and incorporated herein by reference).

               10.1(i)   Form of Key Employee Change in Control Agreement by and between
                         First American and certain of its Executive Officers (previously filed as Exhibit 10.3(j) to First American's Annual Report on
                         Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

               10.1(j)   Agreement effective August 1, 1997 by and between First
                         American and Martin E. Simmons (previously filed as Exhibit
                         10 to First


                         American's Form 10-Q for the quarter ending September 30,
                         1997 and incorporated herein by reference).


               10.1(k)   Deposit Guaranty Corp. Stock-Based, Long-Term Incentive Plan,
                         dated April 15, 1986, and Stock-Based, Long-Term Incentive
                         Plan II, dated April 20, 1993 (previously filed as
                         Exhibit 4 to First American's Form S-8 filed on May 8,
                         1998 and incorporated herein by reference).

               10.1(l)   Pioneer Bancshares, Inc. 1994 Long-Term Incentive Plan
                         (previously filed as Exhibit 4 to First American's Post-Effective
                         Amendment No. 1 on Form S-8 to Registration Statement on Form S-4
                         filed November 30, 1998 and incorporated herein by reference).

               10.1(m) Employment Agreement dated December 7, 1997 by and between First American Corporation and E.B. Robinson,
                         Jr., effective May 1, 1998, as amended July 1, 1998, included herein.

               10.1(n)   Consulting Agreement by and between First American
                         National Bank and George M. Clark, III, effective
                         March 1, 1999, included herein.

               11        Calculation of basic and diluted earnings per share is
                         included in Note 14 to the consolidated financial statements contained herein on page 96, included in this Report.

               13        First American Corporation's Annual Report to Shareholders
                         for the fiscal year ended December 31, 1998. Such report,
                         except for the portions included herein, is furnished for
                         the information of the Securities and Exchange Commission
                         and is not "filed" as part of this Report.

               21        List of Subsidiaries, included herein.

               23        Consent of KPMG LLP, independent auditors, included herein.

               27        Financial Data Schedule, included herein.




         Upon written or oral request, a copy of the above exhibits will be furnished at cost.

(b) No reports on Form 8-K were filed in the last quarter of 1998.

                   FIRST AMERICAN CORPORATION AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                                SUPPLEMENTAL DATA

                                                                              Page
                                                                              ----
Independent Auditors' Report                                                   67

Financial Statements:

           Consolidated Income Statements of First American Corporation
           and Subsidiaries for each of the years in the three year
           period ended December 31, 1998                                      68

           Consolidated Balance Sheets of First American Corporation
           and Subsidiaries at December 31, 1998 and 1997                      69

           Consolidated Statements of Changes in Shareholders' Equity
           of First American Corporation and Subsidiaries for each
           of the years in the three year period ended December 31, 1998       70

           Consolidated Statements of Cash Flows of First American
           Corporation and Subsidiaries for each of the years in the
           three year period ended December 1998                               71

           Notes to Consolidated Financial Statements                          72

Supplemental Data:

           Consolidated Average Balance Sheets and Taxable Equivalent
           Income/Expense and Yields/Rates for each of the years ended
           December 31, 1998, 1997, 1996, 1995, and 1994                       29

           Consolidated  Year-End Balance Sheets of First American
           Corporation and Subsidiaries at December 31, 1998, 1997,
           1996, 1995, and 1994                                                57


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
First American Corporation:

         We have audited the accompanying consolidated balance sheets of First American Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated income statements, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First American Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         /s/ KPMG LLP
                                         --------------------------------------
                                         KPMG LLP

Nashville, Tennessee
January 21, 1999

--------------------------------------------------------------------------------
CONSOLIDATED INCOME STATEMENTS
First American Corporation and Subsidiaries
--------------------------------------------------------------------------------

                                                                                        YEAR ENDED DECEMBER 31
                                                                         --------------------------------------------------
(in thousands except per share amounts)                                         1998             1997             1996
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans                                                                    $  994,353       $1,002,783       $  908,967
   Securities
     Taxable                                                                   344,643          269,004          242,008
     Tax-exempt                                                                 17,175           15,762           17,233
   Federal funds sold and securities purchased under agreements to resell        6,552            6,560           18,011
   Time deposits with other banks and other interest                             4,943            5,258            4,045
---------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                   1,367,666        1,299,367        1,190,264
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Deposits                                                                    471,230          478,357          457,784
   Short-term borrowings                                                       114,294           93,599           78,934
   Long-term debt                                                               48,530           28,251           29,575
---------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                    634,054          600,207          566,293
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                            733,612          699,160          623,971
PROVISION FOR LOAN LOSSES                                                       40,933           16,109            6,437
---------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                       692,679          683,051          617,534
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
   Investment services income                                                  151,027          124,003           68,820
   Service charges on deposit accounts                                         131,926          118,113           97,189
   Commissions and fees on fiduciary activities                                 42,979           40,412           35,875
   Mortgage banking                                                             48,265           36,787           29,488
   Merchant discount fees                                                        4,027            3,766            4,602
   Net realized gain on sales of securities                                      7,999            4,528            2,882
   Trading account revenue                                                       7,250            4,414            6,939
   Other                                                                        84,139           73,610           66,132
---------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                                  477,612          405,633          311,927
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
   Salaries and employee benefits                                              342,927          346,024          310,985
   Subscribers' commissions                                                     89,918           70,785           35,075
   Net occupancy                                                                52,769           50,276           44,135
   Equipment                                                                    48,896           45,563           38,333
   Systems and processing                                                       15,461           15,662           14,755
   Communication                                                                30,450           27,194           21,804
   Marketing                                                                    20,742           22,129           21,334
   Supplies                                                                     12,411           15,523           13,073
   Goodwill amortization                                                        17,410           16,815           12,429
   FDIC insurance                                                                2,188            1,798           10,488
   Merger and integration costs                                                121,725             --               --
   Other                                                                        81,941           87,335           74,992
---------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                                 836,838          699,104          597,403
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                               333,453          389,580          332,058
Income tax expense                                                             122,091          142,066          117,879
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $  211,362       $  247,514       $  214,179
===========================================================================================================================
PER COMMON SHARE:
   Net income:
     Basic                                                                  $     1.88       $     2.19       $     1.93
     Diluted                                                                      1.84             2.15             1.91
   Dividends declared                                                              .95             .755             .605
===========================================================================================================================
AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                       112,517          112,907          110,727
   Diluted                                                                     114,682          115,249          112,286
===========================================================================================================================



See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
First American Corporation and Subsidiaries
--------------------------------------------------------------------------------


                                                                                                      DECEMBER 31
                                                                                       ------------------------------------
(dollars in thousands except per share amounts)                                               1998               1997
---------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                                $ 1,203,358        $ 1,033,865
   Time deposits with other banks                                                             297,374             13,991
   Federal funds sold and securities purchased under agreements to resell                     351,989            208,372
---------------------------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                                      1,852,721          1,256,228
---------------------------------------------------------------------------------------------------------------------------
   Securities held to maturity (fair value $1,739,852 and $771,815, respectively)           1,730,460            763,423
   Securities available for sale (amortized cost $4,505,730 and $3,547,537, respectively)   4,495,160          3,552,185
---------------------------------------------------------------------------------------------------------------------------
       Total securities                                                                     6,225,620          4,315,608
---------------------------------------------------------------------------------------------------------------------------
   Trading account securities                                                                  43,987             64,469
   Loans:
     Commercial                                                                             5,558,099          4,738,596
     Consumer--amortizing mortgages                                                         1,998,780          2,955,221
     Consumer--other                                                                        2,690,227          2,626,060
     Real estate--construction                                                                452,191            455,181
     Real estate--commercial mortgages and other                                            1,053,147          1,530,009
---------------------------------------------------------------------------------------------------------------------------
       Total loans                                                                         11,752,444         12,305,067
     Unearned discount                                                                        (12,756)           (13,577)
---------------------------------------------------------------------------------------------------------------------------
       Loans, net of unearned discount                                                     11,739,688         12,291,490
     Allowance for loan losses                                                               (197,681)          (187,880)
---------------------------------------------------------------------------------------------------------------------------
       Total net loans                                                                     11,542,007         12,103,610
---------------------------------------------------------------------------------------------------------------------------
   Premises and equipment, net                                                                383,865            384,787
   Other assets                                                                               683,570            666,624
---------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                                       $20,731,770        $18,791,326
===========================================================================================================================

LIABILITIES
   Deposits:
     Noninterest-bearing                                                                  $ 3,046,651        $ 2,774,449
     Interest-bearing                                                                      12,224,105         11,379,429
---------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                      15,270,756         14,153,878
---------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings                                                                    2,213,637          2,050,078
   Long-term debt                                                                           1,152,939            614,218
   Other liabilities                                                                          314,643            329,259
---------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                                   18,951,975         17,147,433
---------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
   Preferred stock, without par value; authorized 2,500,000 shares                               --                --
   Common stock, $2.50 par value; authorized 200,000,000 shares; issued and outstanding: 116,318,734 shares at December 31, 1998; 112,187,227
     shares at December 31, 1997                                                              290,797            280,468
   Additional paid-in capital                                                                 241,333            212,311
   Retained earnings                                                                        1,286,512          1,161,877
   Deferred compensation on restricted stock                                                  (31,781)           (13,341)
   Employee stock ownership plan obligation                                                      --                 (163)
---------------------------------------------------------------------------------------------------------------------------
     Realized shareholders' equity                                                          1,786,861          1,641,152
   Accumulated other comprehensive (loss) income, net of tax                                   (7,066)             2,741
---------------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                                                           1,779,795          1,643,893
---------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $20,731,770        $18,791,326
===========================================================================================================================



See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
First American Corporation and Subsidiaries
--------------------------------------------------------------------------------


                                               Common                                   Deferred   Employee   Accumulated
                                               Shares                                 Compensation  Stock       Other
                                              Issued               Additional              on      Ownership  Comprehensive
                                               and       Common    Paid-in   Retained  Restricted    Plan    Income (Loss),
(in thousands except per share amounts)     Outstanding  Stock     Capital   Earnings    Stock    Obligation   Net of Tax    Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                     110,601  $276,502    $290,048  $ 834,652 $ (1,263)    (661)   $  22,932   $1,422,210
Comprehensive income:
   Net income                                     --        --          --      214,179     --         --         --        214,179
   Other comprehensive loss, net of tax           --        --          --         --       --         --      (25,141)     (25,141)
                                                                                                                          ---------
Comprehensive income                                                                                                        189,038
Cash dividends declared ($.605 per common
  share)                                          --        --          --      (35,694)    --         --         --        (35,694)
Cash dividends declared by pooled companies       --        --          --      (31,272)    --         --         --        (31,272)
Repurchase of common stock                      (4,976)  (12,439)    (96,980)      --       --         --         --       (109,419)
Issuance of common stock:
   Acquisitions                                  4,122    10,306      73,449        (32)    --         --         --         83,723
   Employee Benefit Plans, net of discount
     on Dividend Reinvestment Plan               1,449     3,623      15,572       --       --         --         --         19,195
   Restricted common stock, net of forfeitures      93       232       1,958       --     (2,190)      --         --           --
Amortization of deferred compensation on
  restricted stock                                --        --          --         --      1,387       --         --          1,387
Reduction in employee stock ownership plan
  obligation                                      --        --          --         --       --          218       --            218
Tax benefit from stock option and award plans     --        --         4,530       --       --         --         --          4,530
Other                                               (1)       (3)        (17)      --       --         --         --            (20)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                     111,288   278,221     288,560    981,833   (2,066)      (443)    (2,209)   1,543,896
------------------------------------------------------------------------------------------------------------------------------------
   Net income                                     --        --          --      247,514     --         --         --        247,514
   Other comprehensive income, net of tax         --        --          --         --       --         --        4,950        4,950
                                                                                                                          ---------
Comprehensive income                                                                                                        252,464
Cash dividends declared ($.755 per common
  share)                                          --        --          --      (44,393)    --         --         --        (44,393)
Cash dividends declared by pooled company         --        --          --      (37,017)    --         --         --        (37,017)
Repurchase of common stock                      (6,321)  (15,802)   (181,891)      --       --         --         --       (197,693)
Issuance of common stock:
   Acquisitions                                  5,511    13,776      66,921     13,940     --         --         --         94,637
   Employee Benefit Plans, net of discount
     on Dividend Reinvestment Plan               1,263     3,158      19,552       --       --         --         --         22,710
   Restricted common stock, net of forfeitures     446     1,114      13,564       --    (14,678)      --         --           --
Amortization of deferred compensation on
  restricted stock                                --        --          --         --      3,403       --         --          3,403
Reduction in employee stock ownership plan
  obligation                                      --        --          --         --       --          280       --            280
Tax benefit from stock option and award plans     --        --         5,603       --       --         --         --          5,603
Other                                             --           1           2       --       --         --         --              3
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                     112,187   280,468     212,311  1,161,877  (13,341)      (163)     2,741    1,643,893
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                     --        --          --      211,362     --         --         --        211,362
   Other comprehensive loss, net of tax           --        --          --         --       --         --       (9,825)      (9,825)
                                                                                                                          ---------
Comprehensive income                                                                                                        201,537
Cash dividends declared ($.95 per common
  share)                                          --        --          --      (81,794)    --         --         --        (81,794)
Cash dividends declared by pooled companies       --        --          --      (12,203)    --         --         --        (12,203)
Repurchase of common stock                      (1,211)   (3,028)    (62,347)        (9)    --         --         --        (65,384)
Issuance of common stock:
   Acquisitions                                  3,889     9,723      45,926      7,280     --         --           18       62,947
   Employee Benefit Plans, net of discount
     on Dividend Reinvestment Plan                 896     2,238      15,993       --       --         --         --         18,231
   Restricted common stock, net of forfeitures     558     1,396      24,269       --    (25,665)      --         --           --
Amortization of deferred compensation on
  restricted stock                                --        --          --         --      7,225       --         --          7,225
Reduction in employee stock ownership plan
  obligation                                      --        --          --         --       --          163       --            163
Tax benefit from stock option and award plans     --        --         5,183       --       --         --         --          5,183
Other                                             --        --            (2)        (1)    --         --         --             (3)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                     116,319  $290,797    $241,333 $1,286,512 $(31,781)    $ --    $ (7,066)   $1,779,795
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
First American Corporation and Subsidiaries
--------------------------------------------------------------------------------

                                                                                          YEAR ENDED DECEMBER 31
                                                                                -------------------------------------------
(in thousands)                                                                       1998            1997           1996
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                   $   211,362     $   247,514   $   214,179
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                       40,933          16,109         6,437
     Depreciation and amortization of premises and equipment                         41,493          40,774        36,986
     Amortization of intangible assets                                               23,816          23,351        17,287
     Other amortization (accretion), net                                             19,094           9,534         2,922
     Noncash portion of merger and integration costs                                  5,900            --            --
     Deferred income tax expense                                                     24,738          17,911        24,231
     Net loss (gain) on sales and write-downs of other real estate owned              7,240          (4,226)       (4,833)
     Net realized gains on sales and write-downs of securities                       (7,999)         (4,528)       (2,882)
     Net gain on sales and write-downs of premises and equipment                       (972)           (796)         (370)
     Net gain on disposition of branches, business operations, subsidiaries
       and other assets                                                              (9,528)         (7,088)         (162)
     Change in assets and liabilities, net of effects from acquisitions and dispositions:
         (Increase) decrease in mortgage loans held for sale                        (97,629)            337         9,088
         (Increase) decrease in accrued interest receivable                          (2,737)        (10,953)        3,834
         Increase (decrease) in accrued interest payable                                384          11,326       (11,258)
         Decrease (increase) in trading account securities                           20,482          (7,077)      (22,619)
         Increase in other assets                                                   (93,165)        (46,910)       (5,569)
         (Decrease) increase in other liabilities                                   (28,020)        (21,834)       84,009
---------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                    155,392         263,444       351,280
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Proceeds from sales of securities available for sale                           2,094,870       2,708,554     2,177,300
   Proceeds from maturities of securities available for sale                      1,961,886         565,799       954,494
   Purchases of securities available for sale                                    (4,795,290)     (3,306,227)   (3,683,418)
   Proceeds from maturities of securities held to maturity                          648,271         463,500       278,945
   Purchases of securities held to maturity                                        (443,604)       (212,131)     (168,211)
   Proceeds from sales of other real estate owned                                    18,491          16,373        16,009
   Acquisitions, net of cash and cash equivalents acquired                           96,418          76,697        25,156
   Sales of branches, business operations, subsidiaries and other assets,
     net of cash and cash equivalents disposed of                                    13,927           8,187           573
   Net increase in loans, net of repayments and sales                              (274,155)       (754,305)     (499,080)
   Proceeds from sales of premises and equipment                                     17,999           7,092         6,230
   Purchases of premises and equipment                                              (44,286)        (83,484)      (73,272)
---------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                       (705,473)       (509,945)     (965,274)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                              590,259         (34,766)      227,533
   Net increase in short-term borrowings                                            230,937         135,894       128,042
   Net (repayment of)/proceeds from long-term debt                                     (139)          1,688        99,255
   Advances from (repayments to) Federal Home Loan Bank                             461,484         328,753       (54,166)
   Issuance of common stock under Employee Benefit and Dividend
     Reinvestment Plans                                                              18,231          22,710        19,195
   Repurchase of common stock                                                       (65,384)       (197,693)     (109,419)
   Tax benefit related to stock option and award plans                                5,183           5,603         4,530
   Cash dividends paid                                                              (93,997)        (80,177)      (65,472)
---------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                  1,146,574         182,012       249,498
---------------------------------------------------------------------------------------------------------------------------
   Increase (decrease)in cash and cash equivalents                                  596,493         (64,489)     (364,496)
   Cash and cash equivalents, beginning of year                                   1,256,228       1,320,717     1,685,213
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                          $ 1,852,721     $ 1,256,228   $ 1,320,717
===========================================================================================================================
Cash paid during the year for:
   Interest expense                                                             $   633,670     $   588,881   $   577,551
   Income taxes                                                                      52,587         103,543        93,845
Non-cash investing activities:
   Mortgage loans securitized and retained                                        1,206,958            --            --
   Foreclosures                                                                       7,029           5,812         4,247
   Change in unrealized gain (loss) on available for sale
     securities, net of tax                                                          (9,807)          4,950       (25,141)
   Stock issued for acquisitions                                                     62,947          94,637        83,723
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

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1: DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF OPERATIONS

         First American Corporation ("First American"), a bank holding company headquartered in Nashville, Tennessee, is a financial services company. Its major subsidiaries, First American National Bank ("FANB") and First American Enterprises, Inc. ("Enterprises"), provide a wide range of financial services to corporate, individual, and institutional customers. Banking services are provided primarily across the Mid-South region of the United States. Other financial services are provided throughout the United States through its Enterprises segment.

         See Note 20 for more information about First American's business segments.

CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements of First American have been prepared in conformity with generally accepted accounting principles, including general practices of the banking industry. In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The consolidated financial statements include the accounts of First American and its subsidiaries more than 50 percent owned. Subsidiaries not more than 50 percent owned are recorded under the equity method and included in other assets. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for prior periods also reflect certain reclassifications to conform to the 1998 presentation.

CASH AND CASH EQUIVALENTS

         Cash and highly liquid investments with maturities of three months or less when purchased are considered cash and cash equivalents. Cash and cash equivalents consist primarily of cash and due from banks, time deposits with other banks, and federal funds sold.

SECURITIES

         First American classifies investments in equity securities that have a readily determinable fair value and investments in debt securities into three categories: held to maturity debt securities, securities available for sale, and trading account securities.

         Classification of a debt security as held to maturity is based on First American's intent and ability to hold such security to maturity. Securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts, unless there is a decline in value which is considered to be other than temporary, in which case the cost basis of such security is written down to fair value and the amount of the write-down is included in earnings.

         Securities classified as available for sale are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of tax, in a separate component of shareholders' equity in other comprehensive income. All securities not classified as trading account securities or securities held to maturity are classified as available for sale. These include securities used as part of First American's asset/liability strategy which may be sold in response to changes in interest rates, prepayment risk, liquidity needs, and other similar factors. Gains or losses on the sale of securities available for sale are recognized at the time of sale (trade date), based upon the specific identification of the security sold, and are included in noninterest income in the consolidated income statements. Declines in value that are considered other than temporary are recorded in noninterest income as a loss on investment securities.

         Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account securities, which are valued at fair value with unrealized gains and losses included in earnings as trading account revenue. Gains or losses on sales and adjustments to the fair value of trading account securities are included in noninterest income as trading account revenue in the consolidated income statements.

         Purchased premiums and discounts are amortized and accreted into interest income on a constant yield basis over the lives of the securities, taking into consideration current prepayment projections.

DERIVATIVE FINANCIAL INSTRUMENTS

         First American enters into interest rate swap and forward interest rate swap transactions (swaps), as well as interest rate caps, floors, and futures contracts, in connection with its asset/liability management program in managing interest rate exposure arising out of nontrading assets and liabilities. Interest rate impacts of derivative instruments are correlated with interest rate movements of underlying assets or liabilities. The earnings impact of a derivative is accrued over the life of the agreement based on expected settlement payments and is recorded as an adjustment to interest income or expense in the period in which it accrues and in the category appropriate to the related asset or liability. The related amount receivable from or payable to the derivative counterpart is included in other assets or liabilities in the consolidated balance sheets. Realized and unrealized gains and losses on futures contracts which are designated as hedges of interest rate exposure arising out of nontrading assets and liabilities are deferred and recognized as interest income or interest expense, in the category appropriate to the related asset or liability, over the covered periods or lives of the hedged assets or liabilities. Gains or losses on early terminations of derivative financial instruments that relate to specific assets or liabilities are deferred and amortized as an adjustment to the yield or rate of the related assets or liabilities over the remaining covered period. At such time that there is no longer correlation of interest rate movements between the derivative instrument and the underlying asset or liability, or if the underlying assets or liabilities specifically related to a derivative instrument matures, are sold or terminated, then the related derivative instrument would be closed out or marked to market as an element of noninterest income on an ongoing basis.

         Interest rate derivatives used in connection with the securities available for sale portfolio are carried at fair value with gains and losses, net of applicable deferred income taxes, reported in stockholders' equity in other comprehensive income, consistent with the reporting of unrealized gains and losses on such securities. Premiums paid for interest rate floors qualifying for hedge accounting are deferred and classified with the assets and liabilities hedged and are amortized into interest income or expense over the life of the instrument.

         On a limited basis, First American also enters into interest rate swap agreements, as well as interest rate cap and floor agreements, with customers desiring protection from possible adverse future fluctuations in interest rates. As an intermediary, First American generally maintains a portfolio of matched offsetting interest rate contract agreements. At the inception of such agreements, the portion of the compensation related to credit risk and ongoing servicing, if any, is deferred and taken into income over the term of the agreements.

LOANS

         Loans are carried at the principal amount outstanding, including net deferred loan fees and costs. Unearned discount and the allowance for loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan's yield over the contractual life of the loan. Unearned discount represents the unamortized amount of finance charges, principally related to certain installment loans. Interest income on loans is primarily accrued based on the principal amount outstanding.

         First American identifies a loan as impaired when it is probable that First American will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. The value of impaired loans is measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the value of the impaired loan is less than the recorded investment in the loan, First American recognizes this impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses. First American's consumer loans are divided into various groups that are collectively evaluated for impairment.

         First American considers all loans on nonaccrual status to be impaired. Commercial loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more, unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated along with other factors to determine if a loan should be placed on nonaccrual status. Generally, loans with delinquencies under 90 days are placed on nonaccrual status only if specific conditions indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.

         Generally, at the time a loan is placed on nonaccrual status, interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to an accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.

         Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance through charges to earnings.

ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for loan losses at an appropriate level which is adequate to absorb potential losses in the portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance for loan losses is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments; and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions.

OTHER REAL ESTATE OWNED

         Other real estate owned is reported in other assets and consists primarily of foreclosed properties. Foreclosed properties include property acquired in situations in which First American has physical possession of a debtor's assets (collateral), regardless of whether formal foreclosure proceedings have taken place. Other real estate owned also includes premises no longer used for business operations.

         Other real estate is valued at the lower of cost or fair value of the assets minus estimated costs to sell. The fair value of the assets is the amount that First American could reasonably expect to receive for them in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Cost includes loan principal, foreclosure expense, and expenditures for subsequent improvements. The excess of cost over fair value minus estimated costs to sell at the time of foreclosure is charged to the allowance for loan losses. Subsequent write-downs to fair value minus estimated costs to sell are included in other real estate owned expense.

PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost less accumulated depreciation and amortization, which is computed principally on the straight-line method based on the estimated useful lives of the assets or the lease terms, whichever is shorter.

         Premises and equipment used by First American are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. In performing a review for recoverability, First American estimates the future cash flows expected to result from the use of an asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for assets that First American expects to hold and use is based on the fair market value of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Impairment losses are included as a component of noninterest expense.

OTHER ASSETS

         For business combinations accounted for as purchases, the net assets have been adjusted to their estimated fair values as of the respective acquisition dates. The value of core deposit rights and the excess of the purchase price over net assets acquired (goodwill) are recorded in other assets and are being amortized on a straight-line basis over periods ranging from ten to fifteen years.

         The carrying value of the excess of the purchase price over net assets acquired is periodically reviewed for impairment. If this review indicates that the goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, First American's carrying value of the goodwill will be reduced by the estimated shortfall of discounted cash flows with a corresponding charge to earnings.

         Separate assets are recognized for the rights to service mortgage loans. The value of mortgage servicing rights is determined by calculating the net present value of estimated future net cash flows. The mortgage servicing rights are amortized in proportion to and over the estimated period of the net servicing revenues. The carrying values of mortgage servicing rights are periodically evaluated in relation to the fair value of estimated future net servicing revenues. For purposes of impairment evaluation and measurement, the risk characteristics used to stratify the mortgage servicing rights are loan type, payment type, and interest rate stratum, which results in groups of loans that have similar credit and prepayment risk characteristics. Impairment of mortgage servicing rights is recorded through a valuation allowance with changes reflected in earnings.

COMPUTER SOFTWARE COSTS

         External direct costs of materials, services utilized in developing or obtaining internal-use computer software, and payroll-related costs for employees directly associated with an internal-use computer software project are capitalized in other assets. Computer software costs that represent research and development and training costs included in the price of purchased computer software are expensed as incurred. Maintenance fees included in the purchase price are recognized in expense over the maintenance period. Capitalized computer software costs are amortized over the estimated useful life of the software on a straight-line basis.

EMPLOYEE BENEFIT PLANS

         First American provides a variety of benefit plans to eligible employees. Retirement plan expense is accrued each year and plan funding represents at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. Differences between expense and funded amounts are carried in other assets or other liabilities. First American recognizes postretirement benefits other than pensions on an accrual basis and other postemployment benefits are also recognized on an accrual basis. First American also makes contributions to an employee thrift and profit-sharing plans based on employee contributions and performance levels of First American.

INCOME TAXES

         First American files a consolidated federal income tax return, with the exception of its life insurance subsidiaries, which file separate returns. The provision for income tax expense is determined under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect of changes in tax rates is recognized when the rate is enacted.

EARNINGS PER COMMON SHARE

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

TREASURY STOCK

         Under Tennessee law, when a corporation purchases its common stock in the open market, such repurchased shares become authorized but unissued. Accordingly, First American reduces the par value and reflects the excess of the purchase price over par of any such repurchased shares as a reduction of additional paid-in capital.

REVENUE RECOGNITION

         Commission revenues (included in investment services income) and subscribers' commissions for IFC are recorded as of trade date. Certain revenues and subscribers' commissions, such as trailer fee commissions earned from mutual funds, are estimated based upon historical experience.

         Subscribers' commissions are commissions on sales of investment products marketed by IFC and are paid to subscribing institutions. These commissions are accrued monthly based upon a percentage of gross commissions after deduction of certain contractual charges, and paid to subscribing institutions in the month following settlement of the transactions.

STOCK-BASED COMPENSATION

         First American accounts for stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the fair market price of the underlying stock over the amount the individual is required to pay. Compensation cost for fixed awards is measured at the grant date, while compensation cost for variable awards is estimated until both the number of shares an individual is entitled to receive and the exercise or purchase price are known (measurement date).

ACCOUNTING CHANGE

         Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted at December 31, 1998. SFAS No. 131 requires disclosure of information about operating segments in financial statements. Operating segments are business components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources. Adoption of SFAS No. 131 expands disclosures included in the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize the value of derivatives as assets or liabilities on the balance sheet. Gains or losses resulting from changes in the values of derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and shall not be applied retroactively to financial statements of prior periods. At this time, management has not fully evaluated the impact of SFAS No. 133. First American plans to adopt SFAS No. 133 prospectively on January 1, 2000.

NOTE 2:  ACQUISITIONS AND DIVESTITURES

Acquisitions

         Effective May 1, 1998, First American consummated the acquisition of Deposit Guaranty by exchanging approximately 48.7 million shares of First American common stock for all of the outstanding shares of Deposit Guaranty (based on an exchange ratio of 1.17 shares of First American common stock for each share of Deposit Guaranty common stock). Deposit Guaranty was a $7.2 billion asset financial services holding company headquartered in Jackson, Mississippi, with banking offices in Mississippi, Louisiana, Arkansas, and Tennessee. The transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated to include the results of Deposit Guaranty for all periods presented.

         In April 1998, and in conjunction with the Deposit Guaranty business combination, the Board of Directors increased the number of authorized shares from 100 million to 200 million.

         Effective November 20, 1998, First American completed the acquisition of Pioneer by exchanging approximately 6.2 million shares of First American common stock for all of the outstanding shares of Pioneer (based on an exchange ratio of 1.65 shares of First American common stock for each share of Pioneer common stock). Pioneer was a $990 million asset financial services holding company headquartered in Chattanooga, Tennessee. The transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated to include the results of Pioneer for all periods presented.

         Other business combinations completed by First American during the three years ended December 31, 1998, are presented in the following table (in millions):



                                                                                         Common
                                                                                         Shares    Cash    Accounting
             Acquiree                                   Location    Date       Assets    Issued    Paid     Treatment
---------------------------------------------------------------------------------------------------------------------
First City Bancorp, Inc.                                  TN      Mar. 1996    $ 366       2.1    $ --     Purchase
---------------------------------------------------------------------------------------------------------------------
Bank of Gonzolas Holding Company                          LA      June 1996      126       1.5      --     Purchase
---------------------------------------------------------------------------------------------------------------------
IFC Holdings, Inc. (formerly INVEST)                      FL      July 1996       29       --       26     Purchase
---------------------------------------------------------------------------------------------------------------------
Tuscaloosa Bancshares, Inc.                               LA      Nov. 1996       41       0.5      --     Purchase
---------------------------------------------------------------------------------------------------------------------
Jefferson Guaranty Bancorp, Inc.                          LA      Jan. 1997      299       2.1      10     Purchase
---------------------------------------------------------------------------------------------------------------------
Hartsville Bancshares, Inc.                               TN      Jan. 1997       90       0.4      --     Purchase
---------------------------------------------------------------------------------------------------------------------
First Capital Bancorp, Inc.                               LA      Mar. 1997      186       1.8      --     Pooling
---------------------------------------------------------------------------------------------------------------------
NBC Financial Corporation                                 LA      July 1997       69       0.5      --     Purchase
---------------------------------------------------------------------------------------------------------------------
Citisave Financial Corporation                            LA      Aug. 1997       75       --       19     Purchase
---------------------------------------------------------------------------------------------------------------------
Victory Bancshares, Inc.                                  TN      Mar. 1998      131       0.9      --     Pooling
---------------------------------------------------------------------------------------------------------------------
Peoples Bank                                              TN      Oct. 1998      142       0.9      --     Pooling
---------------------------------------------------------------------------------------------------------------------
The Middle Tennessee Bank                                 TN      Oct. 1998      225       1.2      --     Pooling
---------------------------------------------------------------------------------------------------------------------
CSB Financial Corporation                                 TN      Oct. 1998      148       0.9      --     Pooling
=====================================================================================================================


         For the acquisitions accounted for as poolings of interests in the above table, the results of operations have been included in the consolidated financial statements from the date of the acquisition as preacquisition amounts were not material. Accordingly, prior period financial statements have not been restated since the changes to prior years would have been immaterial. For acquisitions accounted for as purchases, the results of operations have been included in the consolidated financial statements from the respective dates of acquisition. The purchase price in excess of the net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The proforma effect on prior financial statements of these acquisitions is not significant.

         Net interest income and net income as originally reported by First American, Deposit Guaranty, and Pioneer for the years ended December 31, 1997 and 1996, are presented in the table below:


                                    -----------------------------------------------------------------------------------
                                          Year Ended December 31, 1997              Year Ended December 31, 1996
                                    --------------------------------------     ----------------------------------------
                                        First   Deposit                           First    Deposit
(in thousands)                       American  Guaranty  Pioneer  Combined      American  Guaranty   Pioneer  Combined
-----------------------------------------------------------------------------------------------------------------------
Net interest income                  $383,410  $278,713  $37,037  $699,160      $349,698  $243,563  $ 30,710  $623,971

Noninterest income                    259,594   136,167    9,872   405,633       180,533   123,216     8,178   311,927

Net income                            145,472    92,280    9,762   247,514       121,572    83,610     8,997   214,179
=======================================================================================================================


         In 1998, Deposit Guaranty had net interest income of $91.4 million, noninterest income of $49 million, and net income of $32.5 million prior to its acquisition date. In 1998, Pioneer had net interest income of $38.1 million, noninterest income of $9.8 million, and net income of $3.1 million prior to its acquisition date.

         On December 16, 1998, First American through its subsidiary IFC purchased the assets of the Specialized Investment Division (SID) of Financial Service Corporation. A subsidiary of SunAmerica Inc., SID provides investment products to customers of community banks and credit unions that do not have their own broker/dealer capabilities. The $9 million purchase price was primarily for goodwill and other intangible assets. The goodwill is being amortized on a straight-line basis over 10 years.

         Effective April 1, 1996, FANB purchased 49 percent of the stock of The SSI Group ("SSI"), a healthcare payments processing company, for $8.6 million. This investment is being accounted for under the equity method of accounting.

Divestitures

         Divestitures by First American during the past three years are presented below:

         - On August 17, 1998, First American completed the sale of Deposit Guaranty's corporate trust business to The Bank of New York. The transaction resulted in an initial gain of $7 million ($4.4 million net of tax) and involved the transfer of approximately 900 bond trustee and agency relationships representing $8 billion in outstanding securities for municipalities and corporations located primarily in Mississippi and Louisiana.

         - On August 16, 1998, First American completed the sale of McAfee Mortgage, a mortgage subsidiary in Texas, and recognized a pretax gain of $73 thousand.

         - Effective July 11, 1998, First American sold certain assets of First Mortgage Corp., a mortgage subsidiary operating in Nebraska, Iowa, and Oklahoma, and recognized a pretax loss of approximately $2.4 million.

         - On April 3, 1998, First American completed the sale of three branches in Virginia with total deposits of approximately $37 million for a pretax gain of $2.7 million.

         - On December 22, 1997, First American completed the sale of its corporate trust business to The Bank of New York for an initial gain of $2.4 million in 1997. The sale consisted of the transfer of approximately 250 bond trustee and agency relationships representing $4 billion of outstanding securities.

         - On July 17, 1997, First American completed the sale of Tennessee Credit Corporation and First City Life Insurance with total assets of $13.6 million to Norwest Financial Tennessee, Inc. The transaction resulted in a net gain of $2.1 million.

NOTE 3:  MERGER AND INTEGRATION COSTS

         First American recorded merger and integration costs of $121.7 million in 1998. These charges were associated with the acquisitions of Deposit Guaranty, Pioneer, MTB, CSB, and Peoples. The merger and integration costs included: $45.8 million of systems and operations conversion costs; $29.1 million of investment banking and other transaction costs; $32.9 million in termination and personnel-related costs reduced by a $7 million pension curtailment gain resulting from a reduction in active plan participants in Deposit Guaranty's Master Retirement Plan; $15 million to fund a charitable foundation for the Deposit Guaranty market; $3.3 million of compliance costs; and $2.7 million of occupancy and equipment writedowns.

         Termination and personnel-related costs include payments for severance, retention, change-of-control, outplacement, and other benefits associated with the termination of employees primarily in corporate support and data processing functions. Occupancy and equipment writedowns reflect write-offs for duplicate or abandoned equipment, branches, and office space. Systems and operations conversion costs result from the conversions and integration of the acquired branches and operations; such costs are primarily for contract labor, outside consultants, direct and indirect customer communications, training, and associated travel.

         In connection with the Deposit Guaranty merger and the resulting plan to consolidate operations, business line locations, and administrative functions, management approved and communicated employee termination benefits including severance and retention bonuses of $18.2 million to approximately 900 employees to be involuntarily terminated. Pursuant to the plan, 760 employees have been terminated and paid $20.5 million in the form of severance, retention bonuses, outplacement, and change in control payments. With regards to Pioneer, approximately 140 employees have been notified of employee termination benefits of $2.9 million. No terminations were made as of December 31, 1998 and such terminations are anticipated in 1999.

         The $18.8 million liability at December 31, 1998, will be paid in 1999 and represents costs that have been incurred primarily for severance and personnel-related benefits, compliance- related issues, and system conversions. The following table presents a summary of activity with respect to the merger and integration costs:


                                                               YEAR ENDED
(in millions)                                               DECEMBER 31, 1998
-----------------------------------------------------------------------------
Charged against income                                           $121.7
Cash outlays                                                      (97.0)
Noncash charges, net                                               (5.9)
-----------------------------------------------------------------------------
Balance at December 31, 1998                                     $ 18.8
=============================================================================


NOTE 4:  CASH AND DUE FROM BANKS

         First American's bank and thrift subsidiaries are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank. Approximately $263.0 and $228.6 million of the cash and due from banks balance at December 31, 1998 and 1997, respectively, represented reserves maintained in order to meet Federal Reserve requirements.

NOTE 5:  SECURITIES

SECURITIES HELD TO MATURITY

         The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair values of securities held to maturity at December 31, 1998 and 1997, are presented in the following table:



                                                                                        UNREALIZED
                                                                     AMORTIZED  ---------------------------      FAIR
(in thousands)                                                         COST      GROSS GAINS  GROSS LOSSES      VALUE
------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
   U.S. Treasury and U.S. Government agencies and corporation      $  633,056     $  5,284      $  1,737     $  636,603
   Obligations of states and political subdivisions                    91,100        4,398             4         95,494
   Other debt securities (primarily mortgage-backed securities      1,006,304        2,621         1,170      1,007,755
------------------------------------------------------------------------------------------------------------------------
       Total securities held to maturity                           $1,730,460     $ 12,303      $  2,911     $1,739,852
========================================================================================================================
December 31, 1997
   U.S. Treasury and U.S. Government agencies and corporation      $  498,029     $  3,487      $  1,228     $  500,288
   Obligations of states and political subdivisions                    42,723        1,588            48         44,263
   Other debt securities (primarily mortgage-backed securities)       222,671        5,088           495        227,264
------------------------------------------------------------------------------------------------------------------------
       Total securities held to maturity                           $  763,423     $ 10,163      $  1,771     $  771,815
========================================================================================================================

         The amortized cost and approximate fair values of held to maturity mortgage-backed securities at December 31, 1998 and 1997, included in U.S. Treasury and U.S. Government agencies and corporations, and in other debt securities, are presented in the following table:

                                                                                AMORTIZED          FAIR
(in thousands)                                                                    COST             VALUE
-----------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
   U.S. Treasury and U.S. Government agencies and corporations                 $  576,351      $  579,593
   Other debt securities                                                          945,162         944,298
-----------------------------------------------------------------------------------------------------------
     Total mortgage-backed securities held to maturity                         $1,521,513      $1,523,891
===========================================================================================================
December 31, 1997
   U.S. Treasury and U.S. Government agencies and corporations                 $  438,463      $  440,499
   Other debt securities                                                          104,927         104,603
-----------------------------------------------------------------------------------------------------------
     Total mortgage-backed securities held to maturity                         $  543,390      $  545,102
===========================================================================================================

SECURITIES AVAILABLE FOR SALE

         The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair values of securities available for sale at December 31, 1998 and 1997, are presented in the following table:

                                                                                        UNREALIZED
                                                                    AMORTIZED   ---------------------------      FAIR
(in thousands)                                                        COST      GROSS GAINS   GROSS LOSSES       VALUE
--------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
   U.S. Treasury and U.S. Government agencies and corporations    $3,265,370     $ 19,241       $ 28,844      $3,255,767
   Obligations of states and political subdivisions                  375,100        7,577          3,330         379,347
   Other debt securities                                             752,284        3,224          8,236         747,272
--------------------------------------------------------------------------------------------------------------------------
       Total debt securities                                       4,392,754       30,042         40,410       4,382,386
   Equity securities (primarily Federal Reserve
     Bank and Federal Home Loan Bank stock)                          112,976         --              202         112,774
--------------------------------------------------------------------------------------------------------------------------
       Total securities available for sale                        $4,505,730     $ 30,042       $ 40,612      $4,495,160
==========================================================================================================================
December 31, 1997
   U.S. Treasury and U.S. Government agencies and corporations    $2,873,330     $ 13,215       $ 12,653      $2,873,892
   Obligations of states and political subdivisions                  239,738        5,335            196         244,877
   Other debt securities                                             349,184        1,356          2,409         348,131
--------------------------------------------------------------------------------------------------------------------------
       Total debt securities                                       3,462,252       19,906         15,258       3,466,900
   Equity securities (primarily Federal Reserve
     Bank and Federal Home Loan Bank stock)                           85,285          --           --             85,285
--------------------------------------------------------------------------------------------------------------------------
       Total securities available for sale                        $3,547,537     $ 19,906       $ 15,258      $3,552,185
==========================================================================================================================


         The amortized cost and approximate fair values of available for sale mortgage-backed securities at December 31, 1998 and 1997, included in U.S. Treasury and U.S. Government agencies and corporations, and in other debt securities, are presented in the following table:

                                                                                     AMORTIZED          FAIR
(in thousands)                                                                         COST            VALUE
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
   U.S. Treasury and U.S. Government agencies and corporations                      $2,912,703      $2,904,795
   Other debt securities                                                               733,139         728,617
----------------------------------------------------------------------------------------------------------------
     Total mortgage-backed securities available for sale                            $3,645,842      $3,633,412
================================================================================================================
December 31, 1997
   U.S. Treasury and U.S. Government agencies and corporations                      $2,249,097      $2,250,005
   Other debt securities                                                               338,772         337,694
----------------------------------------------------------------------------------------------------------------
     Total mortgage-backed securities available for sale                            $2,587,869      $2,587,699
================================================================================================================


         The sale of securities available for sale resulted in gross realized gains and losses as follows:


                                                                              YEAR ENDED DECEMBER 31
                                                                    ---------------------------------------
(in thousands)                                                         1998           1997          1996
-----------------------------------------------------------------------------------------------------------
Gross realized gains                                                  $12,123       $14,782       $14,861
Gross realized losses                                                  (4,124)      (10,254)      (11,979)
-----------------------------------------------------------------------------------------------------------
   Net realized gains on sales of securities available for sale       $ 7,999       $ 4,528       $ 2,882
===========================================================================================================


TOTAL SECURITIES

         The amortized cost and approximate fair values of debt securities at December 31, 1998, by average estimated maturity are shown below. The expected maturity for governmental and corporate securities is the stated maturity, and the expected maturity for mortgage-backed securities and other asset-backed securities is based on current estimates of average maturities, which include prepayment assumptions.


                                            SECURITIES HELD TO MATURITY          SECURITIES AVAILABLE FOR SALE
                                          -------------------------------     -----------------------------------
                                              AMORTIZED          FAIR              AMORTIZED           FAIR
(in thousands)                                  COST            VALUE                COST              VALUE
-----------------------------------------------------------------------------------------------------------------
Due in one year or less                      $  122,860      $  123,223           $  592,820         $  595,717
Due after one year through five years           862,677         867,757            2,880,094          2,863,078
Due after five years through ten years          717,280         720,294              449,772            454,233
Due after ten years                              27,643          28,578              470,068            469,359
-----------------------------------------------------------------------------------------------------------------
   Total debt securities                      1,730,460       1,739,852            4,392,754          4,382,387
Equity securities                                 --              --                 112,976            112,773
-----------------------------------------------------------------------------------------------------------------
   Total securities                          $1,730,460      $1,739,852           $4,505,730         $4,495,160
=================================================================================================================


         At December 31, 1998 and 1997, First American held securities with amortized cost amounting to $1,273.5 million and $1,443.7 million, respectively, which were issued or guaranteed by the Federal National Mortgage Association and $1,651.0 million and $1,120.5 million, respectively, which were issued or guaranteed by the Federal Home Loan Mortgage Corporation.

         Securities carried in the consolidated balance sheets at approximately $4,635.6 million and $3,197.4 million at December 31, 1998 and 1997, respectively, were pledged to secure public and trust deposits, repurchase transactions, and for other purposes as required or permitted by law.

NOTE 6:  LOANS AND ALLOWANCE FOR LOAN LOSSES

         First American's bank and thrift subsidiaries have a diversified loan portfolio consisting of commercial, consumer, and real estate loans primarily with customers located within First American's market, which is the Mid-South region of the United States. Mortgage loans held for sale at December 31, 1998 and 1997, were $214.2 million and $116.6 million, respectively, and related net gains amounted to $13.5 million in 1998 and $11 million in 1997. Total mortgage loans serviced, including mortgage loans serviced on behalf of First American's banking subsidiaries, approximated $5.9 billion and $6.4 billion at December 31, 1998 and 1997, respectively.

         Loans are either secured or unsecured based on the type of loan and the financial condition of the borrower. The loans are generally expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrower; however, First American is exposed to risk of loss on loans due to the borrower's difficulties, which may arise from any number of factors including problems within the respective industry or economic conditions, including those within First American's market.

         Transactions in the allowance for loan losses were as follows:


                                                                         YEAR ENDED DECEMBER 31
                                                             ---------------------------------------------
(in thousands)                                                    1998            1997             1996
----------------------------------------------------------------------------------------------------------
Balance, January 1                                             $187,880        $191,228         $197,006
Provision for loan losses                                        31,387          16,109            6,437
Additional Pioneer loan loss provision                            9,546            --               --
Allowance of subsidiary sold                                       --              (252)            --
Additions due to business combinations                            6,164           8,252            4,188
----------------------------------------------------------------------------------------------------------
  Subtotal                                                      234,977         215,337          207,631
----------------------------------------------------------------------------------------------------------
Loans charged off                                                64,973          56,392           48,348
Recoveries of loans previously charged off                      (27,677)        (28,935)         (31,945)
----------------------------------------------------------------------------------------------------------
Net charge-offs                                                  37,296          27,457           16,403
----------------------------------------------------------------------------------------------------------
Balance, December 31                                           $197,681        $187,880         $191,228
==========================================================================================================


         Net charge-offs (recoveries) by major loan categories were as follows:

                                                                           YEAR ENDED DECEMBER 31
                                                              ---------------------------------------------
(in thousands)                                                      1998            1997             1996
-----------------------------------------------------------------------------------------------------------
Commercial                                                     $  13,680       $  13,059         $ (2,205)
Consumer--amortizing mortgages                                     2,019           1,011              697
Consumer--other                                                   20,903          15,932           18,277
Real estate--construction                                            250             492               43
Real estate--commercial mortgages and other                          444          (3,037)            (409)
-----------------------------------------------------------------------------------------------------------
   Total net charge-offs                                       $  37,296        $ 27,457         $ 16,403
===========================================================================================================


         At December 31, 1998 and 1997, loans on a nonaccrual status amounted to $47.9 million and $38.1 million, respectively. Interest income not recognized on nonaccrual loans was approximately $2.7 million in 1998, $2.5 million in 1997, and $2.1 million in 1996.

         Certain First American directors and executive officers (and their associates), were engaged in loan transactions with First American during 1998 and 1997. Such loans are at normal credit terms, including interest rates and collateral, and do not represent more than a normal risk of collection. Outstanding balances and activity are presented below:


(in millions)                                                 1998             1997
-------------------------------------------------------------------------------------
Balance, January 1                                        $    98.3        $   113.6
Additions                                                   4,417.1          3,138.4
Repayments                                                 (4,329.1)        (3,116.6)
No longer related                                             (20.9)           (37.1)
-------------------------------------------------------------------------------------
Balance, December 31                                      $   165.4        $    98.3
=====================================================================================


         Impaired loans and related allocated allowance amounts at December 31, 1998, 1997 and 1996 were as follows:

                                                                        DECEMBER 31
                                           ------------------------------------------------------------------------
                                                     1998                     1997                     1996
                                           -----------------------   ---------------------   ----------------------
                                            RECORDED   ALLOCATED      Recorded   Allocated     Recorded  Allocated
(in thousands)                             INVESTMENT  ALLOWANCE     Investment  Allowance    Investment  Allowance
-------------------------------------------------------------------------------------------------------------------
Impaired loans with allocated allowance      $21,338     $ 9,581      $23,779    $ 7,333       $12,998    $ 3,187
Impaired loans with no allocated allowance    28,343        --         18,319       --          25,511       --
-------------------------------------------------------------------------------------------------------------------
  Total                                      $49,681     $ 9,581      $42,098    $ 7,333       $38,509    $ 3,187
===================================================================================================================

         The average recorded investment in impaired loans and related interest income for the years ended December 31, 1998, 1997, and 1996, were as follows:

(in thousands)                                         1998        1997      1996
------------------------------------------------------------------------------------
Average impaired loans - recorded investment         $41,146     $36,159   $45,029
------------------------------------------------------------------------------------
Interest income recognized on an accrual basis
   during period loans were impaired                     375         382       798
====================================================================================


NOTE 7:  PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

         Premises and equipment are summarized as follows:

                                                                 DECEMBER 31
                                                         ---------------------------
(in thousands)                                                1998            1997
------------------------------------------------------------------------------------
Land                                                      $ 58,419        $ 60,864
Buildings                                                  318,345         311,324
Furniture and equipment                                    284,004         305,089
Leasehold improvements                                      67,020          54,430
Premises leased under capital leases                         3,008           3,008
------------------------------------------------------------------------------------
         Subtotal                                          730,796         734,715
Accumulated depreciation and amortization                 (346,931)       (349,928)
------------------------------------------------------------------------------------
Net book value                                            $383,865        $384,787
====================================================================================


         Depreciation and amortization expense of premises and equipment for 1998, 1997, and 1996 was $41.5 million, $40.8 million, and $37.0 million, respectively.

         Rent expense, net of rental income, on bank premises for 1998, 1997, and 1996 was $5.7 million, $4.5 million, and $3.7 million, respectively. Rental income on bank premises for 1998, 1997, and 1996 was $12.3 million, $11.3 million, and $10.8 million, respectively. First American is obligated under a number of noncancelable operating leases for premises and equipment with varying terms which may include the payment of taxes, insurance, and maintenance costs.

         At December 31, 1998, the future minimum lease payments under operating and capital leases were as follows:


                                                              Operating     Capital
(in thousands)                                       Total      Leases      Leases
------------------------------------------------------------------------------------
1999                                              $ 33,527    $ 33,247     $   280
2000                                                30,467      30,197         270
2001                                                22,450      22,180         270
2002                                                13,763      13,493         270
2003                                                10,578      10,307         271
Thereafter                                          65,442      63,913       1,529
------------------------------------------------------------------------------------
   Total                                          $176,227    $173,337       2,890
------------------------------------------------------------------------------------
Purchase option                                                                110
Amounts representing interest at 6.75%                                      (1,720)
------------------------------------------------------------------------------------
Total capitalized lease obligations                                          1,280
Amounts included in short-term borrowings                                     (127)
------------------------------------------------------------------------------------
Capitalized lease obligations included in
  long-term debt                                                           $ 1,153
====================================================================================

         First American has a data processing outsourcing agreement expiring in 2001 with an average annual base expense of $11.3 million for future years. Total annual fees vary with cost of living adjustments and changes in services provided by the vendor, which depend upon First American's volume of business and system needs. The related expense is included in system and processing expense in the consolidated income statements.

NOTE 8:  OTHER ASSETS

Goodwill and Other Intangible Assets

         Following is a summary of changes in goodwill and other intangible assets, net of accumulated amortization, included in other assets on the consolidated balance sheets.

                                                              TOTAL           TOTAL
                                                              OTHER        INTANGIBLE
(in thousands)                                 GOODWILL     INTANGIBLES      ASSETS
---------------------------------------------------------------------------------------
Balance, December 31, 1995                     $111,279      $ 34,516       $145,795
   Additions                                     71,973         7,042         79,015
   Dispositions                                    --            --             --
   Amortization                                 (12,429)       (4,858)       (17,287)
---------------------------------------------------------------------------------------
Balance, December 31, 1996                      170,823        36,700        207,523
   Additions                                     51,717        15,036         66,753
   Dispositions                                    (319)         --             (319)
   Amortization                                 (16,815)       (6,536)       (23,351)
---------------------------------------------------------------------------------------
Balance, December 31, 1997                      205,406        45,200        250,606
   Additions                                      9,694          --            9,694
   Dispositions                                  (6,195)         (834)        (7,029)
   Amortization                                 (17,410)       (6,406)       (23,816)
---------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                     $191,495      $ 37,960       $229,455
=======================================================================================


Mortgage Servicing Rights

         Following is a summary of changes in capitalized mortgage servicing rights, net of accumulated amortization, included in other assets on the consolidated balance sheets.

(in thousands)                              1998             1997            1996
--------------------------------------------------------------------------------------
Balance, January 1                       $41,729            $36,616         $27,920
   Additions                              29,567             14,938          13,461
   Dispositions                             --               (2,746)         (1,012)
   Amortization                           (9,569)            (7,079)         (3,753)
--------------------------------------------------------------------------------------
BALANCE, DECEMBER 31                     $61,727            $41,729         $36,616
======================================================================================


         Changes in the valuation allowance for capitalized mortgage servicing rights were as follows:

(in thousands)                               1998              1997           1996
--------------------------------------------------------------------------------------
Balance, January 1                       $   (310)          $   (259)       $   --
   Additions                               (3,543)               (51)          (259)
--------------------------------------------------------------------------------------
BALANCE, DECEMBER 31                     $ (3,853)          $   (310)       $  (259)
======================================================================================

         The estimated aggregate fair value of the capitalized mortgage servicing rights at December 31, 1998 and 1997, was $57.9 million and $46.2 million, respectively.

NOTE 9:  SHORT-TERM BORROWINGS

         Short-term borrowings are issued on normal banking terms and consisted of the following:

                                                                                            DECEMBER 31
                                                                                 ----------------------------------
(in thousands)                                                                            1998             1997
-------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase            $1,988,161       $1,675,370
Other short-term borrowings                                                              225,476          374,708
-------------------------------------------------------------------------------------------------------------------
  Total short-term borrowings                                                         $2,213,637       $2,050,078
===================================================================================================================


         Other short-term borrowings included U.S. Treasury tax and loan accounts of $42.7 million and $112.7 million at December 31, 1998 and 1997, respectively, and advances from the Federal Home Loan Bank ("FHLB") of $148.2 million and $244.4 million at December 31, 1998, and 1997, respectively.

         The balance of short-term FHLB advances, weighted-average interest rates, and maturities at December 31, 1998, are listed below:



                                                                                       AMOUNT MATURING IN:
                                                 WEIGHTED-                    -------------------------------------
                                                  AVERAGE
(dollars in millions)                          INTEREST RATE      BALANCE      3 MONTHS     6 MONTHS      12 MONTHS
-------------------------------------------------------------------------------------------------------------------
Interest rate:
  Tied to 3-month LIBOR                             5.27%          $110.0        $ 10.0      $   --          $100.0
  Fixed rate                                        5.46             38.2          25.0           .2           13.0
                                                              -----------------------------------------------------
      Total                                                        $148.2        $ 35.0      $    .2         $113.0
===================================================================================================================

First American's FHLB advances are collateralized by a blanket pledge on $707 million of 1-4 family mortgage loans and $819 million of investment securities.

         The following table presents information regarding federal funds purchased and securities sold under agreements to repurchase:

                                                                                     DECEMBER 31
                                                              ---------------------------------------------------
(dollars in thousands)                                               1998               1997            1996
-----------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase:
    Amount outstanding at December 31                            $1,988,161         $1,675,370       $1,535,616
    Average rate at December 31                                        4.49%              4.69%            4.68%
    Average amount outstanding during the year                   $2,007,509         $1,529,640       $1,441,554
    Average rate paid for the year                                     4.91%              4.92%            4.85%
    Maximum amount outstanding at any month-end                  $2,471,737         $1,795,793       $1,558,096
=================================================================================================================

NOTE 10:  LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                                              DECEMBER 31
                                                                                 ----------------------------------
(in thousands)                                                                            1998             1997
-------------------------------------------------------------------------------------------------------------------
FHLB advances                                                                         $  950,748         $412,090
6 7/8% noncallable subordinated notes (effective rate of 6.965%) due 2003, interest payable semiannually (less unamortized discount of $137 in
   1998 and $169 in 1997)                                                                 49,863           49,831
6 5/8% noncallable subordinated notes (effective rate of 6.761%) due 2005, interest payable semiannually (less unamortized discount of $340 in 1998
   and $389 in 1997)                                                                      49,660           49,611
7 1/4% noncallable senior notes (effective rate of 7.375%) due 2006, interest payable semiannually (less unamortized discount of $501 in 1998 and $550
   in 1997)                                                                              101,212          101,397
8% mortgage note, due 2012, monthly payments of principal and interest                       303             --
Capitalized lease obligations                                                              1,153            1,289
-------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                             $1,152,939         $614,218
===================================================================================================================

         The balance of long-term FHLB advances, weighted-average interest rates, and maturities at December 31, 1998, are listed below:


                               WEIGHTED-
                               AVERAGE                                AMOUNT MATURING IN:
                               INTEREST              --------------------------------------------------------
(dollars in millions)           RATE      BALANCE    2000    2001      2002      2003      2004   THEREAFTER
---------------------------------------------------------------------------------------------------------------
Interest rate:
  Tied to 1-month LIBOR          5.56%     $270.0    $200.0  $ 70.0     $ --    $  --      $  --      $  --
  Tied to 3-month LIBOR          5.53       560.0     145.0     --        --     330.0       85.0        --
  Fixed rate                     5.42       120.7        .3      .8      7.1       3.0        1.1      108.4
                                           --------------------------------------------------------------------
      Total                                $950.7    $345.3  $ 70.8     $7.1    $333.0     $ 86.1     $108.4
===============================================================================================================

First American's FHLB advances are collateralized by a blanket pledge on $707 million of 1-4 family mortgage loans and $819 million of investment securities.

         First American entered into a $100 million unsecured revolving credit agreement in 1998 which replaced the 1994 $70 million revolving credit agreement. Under the terms of the agreement, which expires in July 2001, First American pays a facility fee for the availability of these funds computed at a rate ranging from 1/10 to 1/4 of 1 percent per annum on the commitment with the rate depending on First American's Moody's and S&P ratings of its senior unsecured long-term debt securities. The agreement also provides for First American to pay a utilization fee computed at 1/20 to 3/20 percent per annum on the average daily principal amount of borrowings exceeding 50 percent of the aggregate commitment with the rate depending on First American's credit ratings of its unsecured long-term debt securities. Interest to be paid on the outstanding balances will be computed based on the corporate base rate of the lending bank, federal funds effective rates or Eurodollar rates. First American had no revolving credit borrowings outstanding at December 31, 1998, or 1997.

         The terms of the credit agreements provide for, among other things, restrictions on payment of cash dividends and purchases, redemptions, and retirement of capital shares. Under First American's most restrictive debt covenant, approximately $215.7 million of retained earnings was available to pay dividends as of December 31, 1998.

NOTE 11:  EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN AND OTHER POSTRETIREMENT BENEFITS

         First American and its subsidiaries participate in noncontributory retirement plans with death and disability benefits covering substantially all employees (except the employees of IFC) with one or more years of service. The benefits are based on years of service and average monthly earnings of a participant for the 60 consecutive months which produce the highest average earnings.

         In addition to pension benefits, First American and its subsidiaries have postretirement benefit plans that provide medical insurance and death benefits for substantially all retirees (except the retirees of IFC) and eligible dependents. Because the death benefit plan, which was terminated during 1998, is not significant, it is combined with the medical insurance plans for disclosure purposes.

         The following table presents a reconciliation of (a) the benefit obligation between the beginning and the end of the year, (b) the fair value of plan assets between the beginning and the end of the year, and (c) the funded status of the plan with amounts recognized in First American's consolidated balance sheets for 1998 and 1997 for the retirement plans and the other postretirement benefit plans. The table includes the retirement and other postretirement plans of the 1998 business combinations. No additional minimum pension liability was required to be recognized in either 1998 or 1997.

                                                           RETIREMENT PLAN         OTHER POSTRETIREMENT BENEFITS
                                                 -------------------------------  ------------------------------
(in thousands)                                          1998            1997               1998           1997
----------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of year            $238,058        $216,863          $ 20,354       $ 18,703
   Service cost                                          8,642           7,946               449            434
   Interest cost                                        16,973          15,918             1,442          1,423
   Plan participants' contributions                       --              --                 978            849
   Amendments                                            1,445              59            (7,505)          --
   Actuarial loss                                       21,398           6,413             1,034          1,123
   Acquisitions                                           --               944              --             --
   Curtailment                                          (7,924)           --              (1,445)          --
   Benefits paid                                       (11,824)        (10,085)           (2,619)        (2,178)
-----------------------------------------------------------------------------------------------------------------
     Benefit obligation at end of year                $266,768        $238,058          $ 12,688       $ 20,354
=================================================================================================================
CHANGE IN PLAN ASSETS
   Fair value of plan assets at beginning of year     $307,734        $255,343          $   --         $   --
   Actual return on plan assets                         63,474          60,048              --             --
   Acquisitions                                           --             2,429              --             --
   Employer contribution                                  --              --               1,641          1,329
   Plan participants' contributions                       --              --                 978            849
   Benefits paid                                       (11,824)        (10,085)           (2,619)        (2,178)
-----------------------------------------------------------------------------------------------------------------
     Fair value of plan assets at end of year         $359,384        $307,735          $   --         $   --
=================================================================================================================
   Funded status at end of year                       $ 92,616        $ 69,676          $(12,688)      $(20,354)
   Unrecognized net actuarial loss (gain)              (57,234)        (46,046)              119           (717)
   Unrecognized prior service cost                       2,597           2,055            (6,085)          --
   Unrecognized net transition asset (obligation)       (1,853)         (2,754)              172            229
-----------------------------------------------------------------------------------------------------------------
     Prepaid (accrued) benefit cost                   $ 36,126        $ 22,931          $(18,482)      $(20,842)
=================================================================================================================

         Of the year-end benefit obligation for postretirement benefits, amounts attributable to life insurance benefits were $.8 million and $1.1 million at December 31, 1998 and 1997, respectively.

         Components of the net periodic benefit cost were as follows:


                                                       RETIREMENT PLAN             OTHER POSTRETIREMENT BENEFITS
                                               --------------------------------  ----------------------------------
                                                   1998       1997        1996         1998       1997        1996
-------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
 (BENEFIT)

   Service cost                                 $  8,642   $  7,946    $  7,250      $    449     $   434  $   330
   Interest cost                                  16,973     15,918      14,659         1,441       1,423    1,339
   Expected return on plan assets                (28,095)   (23,071)    (20,603)         --          --        --
   Amortization of prior service cost                381        421         412          --          --        --
   Amortization of net gain                       (2,793)      (275)        --             (9)        (14)  (1,449)
   Amortization of transition (asset) obligation    (901)      (901)       (849)           57          57       57
   Amortization of plan amendment                    --         --          --         (1,420)       --        --
   Change due to acquisition                         --         --           43          --          --        --
   Curtailment gain                               (7,402)       --          --         (1,237)       --        --
-------------------------------------------------------------------------------------------------------------------
     Net periodic benefit cost (benefit)        $(13,195)  $     38    $    912      $   (719)    $ 1,900  $   277
===================================================================================================================


         During 1998 the Corporation experienced a $7.4 million curtailment gain in its retirement plan due to the estimated effect of significant employee terminations associated with the Deposit Guaranty merger. The curtailment gain was recorded as a reduction of merger and integration costs. Also during 1998, the Corporation terminated and settled its postretirement death benefits plan, resulting in a curtailment gain of $1.2 million.

         Weighted-average assumptions at December 31 used in accounting for the plans were as follows:

                                                 1998        1997           1996
--------------------------------------------------------------------------------------
Discount rate                                   6.75%           7.25%   7.25 - 7.75%
Expected return on plan assets                  9.30     9.00 - 9.30    9.00 - 9.30
Rate of compensation increase                   5.40     5.00 - 5.30    5.00 - 5.15
======================================================================================


         For measurement purposes, an 8 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.5 percent for 2010 and remain at that level thereafter.

         Assumed healthcare cost trend rates have a significant effect on the amounts reported for the medical insurance plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                               1-Percentage-     1-Percentage-
(in thousands)                                                 Point Increase    Point Decrease
------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components            $  1,856        $  1,712
Effect on postretirement benefit obligation                          13,179          12,255
================================================================================================


         First American continues to fund medical benefit costs principally on a pay-as-you-go basis.

SUPPLEMENTAL RETIREMENT PLAN

         First American has a retirement plan which provides supplemental retirement benefits to certain executives. The expense was $.4 million in 1998, $.3 million in 1997, and $.3 million in 1996. Benefit payments from the plan are made from general assets of First American. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation at December 31, 1998 were 6.75 percent and 5.4 percent, respectively, and at December 31, 1997 were
7.25 percent and 5.3 percent, respectively.

OTHER EMPLOYEE BENEFITS

- First American has a combination savings thrift and profit-sharing plan ("FIRST Plan") available to all employees (except the employees of IFC and hourly paid and special exempt-salaried employees). The plan is funded by employee and employer contributions. First American's annual contribution to the plan is based upon the amount of basic contributions of participants, participants' compensation, and the achievement of certain corporate performance standards and may be made in the form of cash or First American's common stock with a market value equal to the cash contribution amount. Total plan expense was $8.8 million in 1998, $8.4 million in 1997 and $7.2 million in 1996. During 1998, 1997 and 1996 First American matched employees' qualifying contributions at 100 percent.

- In 1983, IFC formed the Salary Savings Retirement Plan. IFC has also established a profit sharing plan covering certain employees. Contributions to both plans totaled $.4 million in 1998 and $.5 million in 1997.

- Certain of the companies which First American acquired during 1998 sponsored various employee benefit plans. Such plans, including the 401(k) plans, ESOPs, and deferred compensation plans, are in the process of being terminated or frozen and their employees are participating or will be participating in First American's retirement and other benefit plans. The liabilities, if any, for such terminations have been recorded as of December 31, 1998.

NOTE 12:  INCOME TAXES

         The components of income tax expense are presented below:

                                                                 YEAR ENDED DECEMBER 31
                                                         -------------------------------------
(in thousands)                                                1998        1997         1996
----------------------------------------------------------------------------------------------
Income tax expense from continuing operations:
  Current federal income taxes                            $ 95,709    $110,423     $ 83,766
  Current state income taxes                                 1,644      13,732        9,882
  Deferred federal income tax expense                       22,297      15,639       20,533
  Deferred state income tax expense                          2,441       2,272        3,698
----------------------------------------------------------------------------------------------
Total income tax expense from continuing operations        122,091     142,066      117,879
----------------------------------------------------------------------------------------------
Income tax expense (benefit) reported in
  shareholders' equity related to:
     Securities available for sale                          (7,806)      2,857      (15,818)
     Employee stock option and award plans                  (5,043)     (5,603)      (4,530)
----------------------------------------------------------------------------------------------
Total income tax expense (benefit) reported in
  shareholders' equity                                     (12,849)     (2,746)     (20,348)
----------------------------------------------------------------------------------------------
     Total income taxes                                   $109,242    $139,320     $ 97,531
==============================================================================================

         The following table presents a reconciliation of income tax expense as shown in the consolidated income statements with that which would be computed by applying the statutory federal income tax rate of 35 percent to income before income tax expense.

                                                                                  YEAR ENDED DECEMBER 31
                                                                        -------------------------------------------
(in thousands)                                                                1998           1997           1996
-------------------------------------------------------------------------------------------------------------------
Tax expense at statutory rates                                            $116,709       $136,213       $116,100
Increase (decrease) in taxes resulting from:
  Tax-exempt interest income                                                (8,631)        (7,667)        (8,576)
  Cash surrender value of life insurance                                    (1,779)        (1,680)        (1,461)
  Amortization of intangibles                                                5,863          5,618          4,096
  Acquisition expenses                                                       6,301            (12)          (352)
  State income taxes, net of federal income tax benefit                      2,656         10,469          8,880
  Other, net                                                                   972           (875)          (808)
-------------------------------------------------------------------------------------------------------------------
    Total income tax expense from continuing operations                   $122,091       $142,066       $117,879
===================================================================================================================


         The 1998 and 1997 net deferred tax liability is included in other liabilities on the consolidated balance sheets. Management believes that it is more likely than not that the deferred tax asset will be realized. Significant components of the deferred tax asset and liability are as follows:

                                                                                YEAR ENDED DECEMBER 31
                                                                               ------------------------
(in thousands)                                                                     1998        1997
-------------------------------------------------------------------------------------------------------
Deferred tax asset
  Allowance for loan losses                                                      $ 69,842    $ 68,733
  Deferred compensation                                                            14,535      14,829
  Postretirement benefit obligation                                                 7,901       9,124
  Unrealized loss on securities available for sale                                  4,907         --
  Other                                                                            17,934      19,120
-------------------------------------------------------------------------------------------------------
   Total deferred tax asset                                                       115,119     111,806
-------------------------------------------------------------------------------------------------------
Deferred tax liability
  Property, plant, and equipment                                                   20,242      12,610
  Direct lease financing                                                           64,510      54,000
  Unrealized gain on securities available for sale                                    --        1,584
  Purchase accounting                                                              13,363      15,284
  Intercompany dividend                                                             7,350         --
  Mortgage servicing rights                                                        12,675      10,031
  Retirement plan                                                                   7,159       8,568
  Other                                                                            14,314      10,958
-------------------------------------------------------------------------------------------------------
   Total deferred tax liability                                                   139,613     113,035
-------------------------------------------------------------------------------------------------------
   Net deferred tax liability                                                    $(24,494)   $ (1,229)
=======================================================================================================


NOTE 13:  CAPITAL STOCK

         On July 16, 1998, the Board of Directors authorized a new Rights Agreement between First American and First Chicago Trust Company of New York, as Rights Agent (the "1998 Rights Plan"). The 1998 Rights Plan replaced First American's Rights Agreement, dated December 14, 1988, which expired on December 27, 1998 (the "1988 Rights Plan"). The primary purpose of the 1998 Rights Plan, like that of the 1988 Rights Plan, is to enhance the ability of First American's Board of Directors to protect the interests of all shareholders in connection with any effort to acquire control of First American.

         First American has stock-based compensation plans for certain officers and other key employees. The plans provide for restricted stock incentives based on the attainment of annual and long-term performance goals. Stock-based compensation plans also include stock option programs, which provide for the granting of statutory incentive stock options and nonstatutory options to key employees. Additionally, First American has a stock option plan for nonemployee directors. As of December 31, 1998, First American had 20.8 million shares of common stock reserved for issuance under these plans.

         Since 1991, First American has issued restricted common stock to certain executive officers. The restrictions lapse within primarily 10 years of issuance; however, if certain performance criteria are met, restrictions will lapse earlier. The amount recorded for the restricted stock issued is based on the market value of First American's common stock on the award dates and is shown as deferred compensation in shareholders' equity. Such compensation expense is recognized over periods ranging from three to ten years. The amount of compensation expense recognized from awards of restricted stock in First American's consolidated financial statements for 1998, 1997, and 1996 was $7.2 million, $3.4 million, and $1.4 million, respectively.

         The following table summarizes First American's restricted stock grants and the weighted-average fair values at grant date:


                                                                                   YEAR ENDED DECEMBER 31
                                                                        ------------------------------------------
                                                                                1998           1997        1996
------------------------------------------------------------------------------------------------------------------
Restricted stock granted during the year                                     632,248        470,594      97,776
Weighted-average fair value of restricted stock granted during the year       $45.47         $34.65      $23.14
==================================================================================================================


         As discussed under Note 1, First American has chosen to follow APB Opinion No. 25 and related interpretations in accounting for employee stock options, and accordingly, no compensation expense has been recognized for options granted during 1998, 1997, and 1996. Had First American used the provisions under SFAS No. 123, the fair value of each option granted would be estimated on the date of grant using the Black-Scholes option-pricing model. Based on this fair value calculation of compensation expense, net income and earnings per share on a proforma basis have been computed and are compared with reported amounts in the table below:

                                                                     YEAR ENDED DECEMBER 31
                                                               ----------------------------------
(dollars in millions, except per share amounts)                   1998        1997         1996
-------------------------------------------------------------------------------------------------
Net income, as reported                                         $211.4      $247.5       $214.2
Net income, proforma                                             208.2       245.5        213.1
-------------------------------------------------------------------------------------------------
Basic earnings per share, as reported                              1.88        2.19         1.93
Basic earnings per share, proforma                                 1.85        2.17         1.92
-------------------------------------------------------------------------------------------------
Diluted earnings per share, as reported                            1.84        2.15         1.91
Diluted earnings per share, proforma                               1.82        2.14         1.90
=================================================================================================

         The effects of applying SFAS No. 123, for either recognizing or disclosing compensation cost under such pronouncement, may not be representative of the effects on reported net income in future years. The following weighted-average assumptions were used in the Black-Scholes option-pricing model:

                                                                                YEAR ENDED DECEMBER 31
                                                                          ----------------------------------
                                                                               1998        1997         1996
------------------------------------------------------------------------------------------------------------
Risk-free interest rate during the life of the option                         5.50%       6.49%        5.69%
Expected life of the option (in years)                                        6.1         6.1          6.1
Expected dividend yield over the expected life of the option                  2.12%       2.56%        2.75%
Expected volatility of the stock over the option's life                      23.75       22.50        22.45
============================================================================================================


         A summary of First American's stock option plans as of December 31, 1998, 1997, and 1996, and changes during the years ended on those dates is presented below:

                                                  1998                     1997                      1996
                                         -----------------------  -----------------------   -----------------------
                                            TOTAL        WEIGHTED-     Total     Weighted-      Total      Weighted-
                                           OPTION        AVERAGE       Option     Average       Option      Average
                                           SHARES        EXERCISE      Shares     Exercise      Shares     Exercise
                                         OUTSTANDING       PRICE     Outstanding   Price      Outstanding    Price
-------------------------------------------------------------------------------------------------------------------
Options outstanding at beginning of year  4,534,363       $18.66     4,576,823     $15.55     4,434,667      $12.24
    Options granted                         775,163        47.19       926,726      29.20     1,202,840       22.68
    Options exercised                      (697,155)       46.85      (829,966)     12.47      (997,654)       9.24
    Options cancelled                      (192,739)       30.47      (139,220)     23.80       (63,030)      17.39
    Options expired                            --           --           --          --            --          --
-------------------------------------------------------------------------------------------------------------------
Options outstanding at end of year        4,419,632       $23.68     4,534,363     $18.66     4,576,823      $15.55
-------------------------------------------------------------------------------------------------------------------
Options exercisable at end of year        2,387,399       $16.64     2,382,978     $14.60     2,434,238      $12.41
Weighted-average fair value of options
    granted during year                      $13.07                     $10.20                    $6.02
===================================================================================================================


         The following table summarizes information about stock options outstanding at December 31, 1998:

                                              OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                  --------------------------------------------       ----------------------------
                                    OPTIONS        WEIGHTED-                            OPTIONS
                                 OUTSTANDING        AVERAGE         WEIGHTED-         EXERCISABLE       WEIGHTED-
      Range of                       AT            REMAINING        AVERAGE                AT           AVERAGE
      Exercise                   DECEMBER 31,   CONTRACTUAL LIFE    EXERCISE           DECEMBER 31,     EXERCISE
       Prices                       1998           (YEARS)           PRICE                1998            PRICE
-----------------------------------------------------------------------------------------------------------------
$ 4.625 - $10.940                  394,926            2.47           $ 7.88              394,926         $ 7.88
$10.950 - $14.750                  829,187            4.43            13.01              695,307          12.72
$14.760 - $20.000                  758,314            5.05            17.15              615,693          17.12
$20.001 - $24.625                  957,865            6.90            22.55              431,125          22.06
$24.626 - $29.563                  701,113            8.02            28.75              208,412          27.86
$29.564 - $44.999                   71,670            8.65            34.17                8,730          32.81
$45.000 - $55.000                  706,557            9.03            47.49               33,206          49.32
-----------------------------------------------------------------------------------------------------------------
$ 4.625 - $55.000                4,419,632            6.27           $23.68            2,387,399         $16.64
=================================================================================================================

NOTE 14:  COMPUTATION OF EARNINGS PER COMMON SHARE

                                                                               YEAR ENDED DECEMBER 31
                                                                   -----------------------------------------------
(in thousands, except per share amounts)                              1998              1997             1996
------------------------------------------------------------------------------------------------------------------
Basic
  Average common shares outstanding                                  112,517           112,907          110,727
==================================================================================================================
  Net income                                                        $211,362          $247,514         $214,179
==================================================================================================================
  Per share amount                                                     $1.88             $2.19            $1.93
==================================================================================================================
Diluted
  Average common shares outstanding                                  112,517           112,907          110,727
  Forward purchase commitment                                           --                  21             --
  Dilutive common stock options at average market price                2,165             2,321            1,559
------------------------------------------------------------------------------------------------------------------
  Average diluted shares outstanding                                 114,682           115,249          112,286
==================================================================================================================
  Net income                                                        $211,362          $247,514         $214,179
==================================================================================================================
  Per share amount                                                     $1.84             $2.15            $1.91
==================================================================================================================


         The effect from assumed exercise of .5 million and .6 million of stock options was not included in the computation of diluted earnings per share for 1998 and 1996, respectively, because such shares would have had an antidilutive effect on earnings.

NOTE 15:  OFF-BALANCE-SHEET AND DERIVATIVE FINANCIAL INSTRUMENTS

         In the normal course of business, First American is a party to financial transactions which have off-balance-sheet risk. Such transactions arise in meeting customers' financing needs and from First American's activities in reducing its own exposure to fluctuations in interest rates. Off-balance-sheet items involving customers consist primarily of commitments to extend credit and letters of credit, which generally have fixed expiration dates. These instruments may involve, to varying degrees, elements of credit and interest rate risk. To evaluate credit risk, First American uses the same credit policies in making commitments and conditional obligations on these instruments as it does for instruments reflected on the balance sheet. Collateral obtained, if any, varies but may include deposits held in financial institutions; U.S. Treasury securities or other marketable securities; income-producing commercial properties; accounts receivable; property, plant, and equipment; and inventory. First American's exposure to credit risk under commitments to extend credit and letters of credit is the contractual (notional) amount of the instruments. Interest rate contract transactions may have credit and interest rate risk significantly less than the contractual amount.

COMMITMENTS

         Commitments to extend secured or unsecured credit are contractual agreements to lend money provided there is no violation of any condition. Commitments may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1998 and 1997, respectively, First American had $4.8 billion and $5.2 billion of unfunded commitments to extend credit. Of these amounts, unfunded commitments for borrowers with loans on nonaccrual status were $1.8 million at December 31, 1998, and $.1 million at December 31, 1997.

         Standby letters of credit are commitments issued by First American to guarantee the performance of a customer to a third party. As of December 31, 1998 and 1997, First American had standby letters of credit issued amounting to approximately $406.9 million and $406 million, respectively. First American also had commercial letters of credit of $51 million and $40.9 million at December 31, 1998 and 1997, respectively. Commercial letters of credit are conditional commitments issued by First American to facilitate trade for corporate customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

         Forward commitments are contracts for the delayed delivery of securities in which the seller agrees to make delivery of a specified instrument at a specified future date and at a specified price or yield. Credit risk may arise from the possibility that counterparties may not have the ability to fulfill their commitments, while market risk may arise from movements in interest rates and security values. As of December 31, 1998, the contract amounts for forward commitments totaled $99 million compared to $139 million at December 31, 1997.

         First American contracts to buy and sell foreign exchange primarily to meet the currency needs of its customers and to hedge any resulting exposure against market risk. At December 31, 1998 and 1997, First American had $15.3 million and $30.6 million, respectively, of foreign exchange forward contracts, which is the sum of customers' contracts and First American's offsetting contracts to minimize its exposure.

DERIVATIVES

         First American's principal objective in holding or issuing derivative financial instruments is the management of interest rate exposure arising out of nontrading assets and liabilities. First American's earnings are subject to risk of interest rate fluctuations to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times or in differing amounts. First American's objective is to manage the interest sensitivity position so that net income will not be impacted more than 5 percent for interest rates varying up to 150 basis points from the most likely interest rate forecast over the next 12 months.

         To achieve its risk management objective, First American uses a combination of derivative financial instruments, particularly interest rate swaps. The instruments utilized are noted in the following table along with their notional amounts and fair values at year-end 1998 and 1997:

                                                                                                             WEIGHTED-
                                                                                                              AVERAGE
                                                                                  WEIGHTED-AVERAGE RATE       MATURITY
                                 RELATED VARIABLE RATE            NOTIONAL        ---------------------       --------    FAIR
(dollars in thousands)             ASSET/LIABILITY                 AMOUNT          PAID       RECEIVED         YEARS      VALUE
----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
   Interest rate swaps           Money market deposits          $  200,000       5.49%(1)      5.27% (2)        2.5    $  (1,052)
   Interest rate swaps           Commercial loans                  625,000       5.30 (2)      6.57  (1)        3.4       24,933
   Interest rate swaps           Mortgage loans                     19,700       6.65 (1)      5.59  (3)        8.6       (1,132)
   Interest rate swaps           FHLB advances                      85,000       6.33 (1)      5.25  (2)        5.7       (4,811)
   Interest rate swaps           Available for sale securities     200,000       5.30 (1)      5.36  (2)        3.0       (1,999)
   Forward interest rate swaps   Money market deposits             350,000       5.78 (1)      N/A  (2,4)       2.4       (4,101)
   Forward interest rate swaps   Available for sale securities   1,700,000       5.88 (1)      5.31 (2,5)       2.0      (21,541)
                                                                ----------                                             ----------
     Total interest rate contracts                              $3,179,700                                             $  (9,703)
==================================================================================================================================
December 31, 1997
   Interest rate swaps           Money market deposits         $  150,000       5.97%(1)      5.91% (2)        2.1     $    164
   Interest rate swaps           Commercial loans                 775,000       5.82 (2)      6.61  (1)        4.3       17,507
   Interest rate swaps           Mortgage loans                    21,225       6.65 (1)      6.00  (3)        9.5         (545)
   Interest rate swaps           FHLB advances                     85,000       6.33 (1)      5.88  (2)        6.7       (1,439)
   Interest rate swaps           Available for sale securities     50,000       5.75 (2)      5.77  (6)        4.8         (693)
   Forward interest rate swaps   Money market deposits            600,000       6.46 (1)      5.89 (2,7)       1.3       (1,821)
   Forward interest rate swaps   Available for sale securities    750,000       6.24 (1)      N/A  (2,8)       2.5       (2,755)
                                                               ----------                                             ----------
     Total interest rate swaps                                  2,431,225                                                10,418
   Interest rate floors          Commercial loans                 300,000       5.37 (9)      N/A              2.9        1,604
                                                               ----------                                             ----------
     Total interest rate contracts                             $2,731,225                                              $ 12,022
==================================================================================================================================

(1)  Fixed rate.
(2)  Variable rate which reprices quarterly based on 3-month LIBOR.
(3)  Variable rate which reprices monthly based on 1-month LIBOR.
(4) Forward swap periods will begin at various dates during 1999. Variable rates were unknown at December 31, 1998.
(5) Forward swap periods have become effective for $750 million and will begin at various dates during 1999 for $950 million. Variable rates were unknown at December 31, 1998, for forward swaps which were not yet effective. Variable rates are based on LIBOR and will reprice quarterly except $400 million which will reprice semi-annually.
(6) Variable rate which reprices quarterly based on the constant maturity treasury index.
(7) Forward swap periods have become effective for $150 million and will begin at various dates during 1998 for $450 million. Variable rates were unknown at December 31, 1997, for forward swaps which were not yet effective.
(8) Forward swap periods began at various dates during 1998. Variable rates were unknown at December 31, 1997, for forward swaps which were not yet effective.
(9)  Fixed rate strike price, based on the 3-month LIBOR rate.

         Notional amounts are key elements of derivative financial instrument agreements. However, notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure First American's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and the other terms of the underlying derivative agreements. First American's credit exposure at the reporting date from derivative financial instruments is represented by the fair value of instruments with a positive fair value at that date offset by the effect of master netting agreements and by any collateral held. Credit risk disclosures, however, relate to losses that would be recognized if counterparties failed completely to perform their obligations.

         The risk that counterparties to derivative financial instruments might default on their obligations is monitored on an ongoing basis. To manage the level of credit risk, First American reviews the credit standing of its counterparties and enters into master netting agreements whenever possible, and when appropriate, obtains collateral. Master netting agreements incorporate rights of setoff that provide for the net settlement of subject contracts with the same counterparties in the event of default.

         Interest rate swap contracts are used to convert certain deposits and long-term debt to fixed interest rates, to convert certain groups of customer loans to fixed rates, and to hedge market value fluctuations of available for sale securities. First American's net credit exposure with interest rate contract counterparties, considering master netting agreements and collateral held, totaled $14.8 million at December 31, 1998, and $14.1 million at December 31, 1997.

         At December 31, 1998, First American did not have any outstanding interest rate floors. However, during 1995, interest rate floors were purchased in anticipation of decreases in interest rates. These floors limited First American's exposure to unfavorable interest rate fluctuations below a particular rate for commercial loans. A premium was paid for this protection. The risk assumed by First American was limited to the amount of the premium and not the notional amount of the interest rate floor. At December 31, 1997, the unamortized portion of the interest rate floor was $1.9 million.

         The table below presents the net deferred gains related to terminated derivative financial instruments at December 31, 1998 and 1997, and their locations within the consolidated balance sheets. All of the net deferred gains are related to interest rate swaps.

                                                               DECEMBER 31
                                                       ------------------------------
(in thousands)                                            1998            1997
-------------------------------------------------------------------------------------
Related to interest rate swaps
   Deferred gains included in other liabilities         $20,828          $11,189
   Deferred losses included in other assets              (6,163)          (5,787)
-------------------------------------------------------------------------------------
   Total net deferred gains                             $14,665 (1)      $ 5,402 (2)
=====================================================================================

(1) $2.5 million of net deferred gains to be recognized during 1999 and $12.2 million of net deferred gains to be recognized during 2000 through 2006.
(2) $1.1 million of net deferred gains recognized during 1998 and $4.3 million of net deferred gains to be recognized during 1999 through 2006.

NOTE 16:  LEGAL AND REGULATORY MATTERS

         First American is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First American's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First American must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require First American to maintain minimum ratios of Tier I and total capital to risk-weighted assets, and of Tier I capital to average assets of 4 percent, 8 percent, and 4 percent, respectively. Management believes as of December 31, 1998, that First American met all capital adequacy requirements to which it was subject.

         As of December 31, 1998, the most recent notification from the OCC categorized FANB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FANB must maintain minimum Tier I risk-based capital, total risk-based capital, and Tier I leverage ratios of 6 percent, 10 percent, and 5 percent, respectively. There are no conditions or events since that notification that management believes would change FANB's well capitalized status. The actual capital amounts and ratios for First American and FANB are presented in the table below:


                                                            CORPORATION             FIRST AMERICAN NATIONAL BANK
                                                    ---------------------------     -----------------------------
                                                             DECEMBER 31                       DECEMBER 31
                                                    -------------------------------------------------------------
(dollars in thousands)                                 1998           1997               1998           1997
-----------------------------------------------------------------------------------------------------------------
CAPITAL  COMPONENTS
Tier I capital:
Realized shareholders' common equity               $ 1,786,861   $ 1,641,152         $ 1,894,448   $ 1,726,527
Less disallowed intangibles                           (234,933)     (247,983)           (216,404)     (229,188
-----------------------------------------------------------------------------------------------------------------
Total Tier I capital                                 1,551,928     1,393,169           1,678,044     1,497,339
-----------------------------------------------------------------------------------------------------------------
Tier II capital:
Allowable allowance for loan losses                    189,394       187,880             188,199       184,553
Unsecured holding company debt                          99,523        99,442                --            --
-----------------------------------------------------------------------------------------------------------------
Total Tier II capital                                  288,917       287,322             188,199       184,553
-----------------------------------------------------------------------------------------------------------------
Total capital                                      $ 1,840,845   $ 1,680,491         $ 1,866,243   $ 1,681,892
=================================================================================================================
Risk-adjusted assets                               $15,143,202   $14,960,708         $15,050,807   $14,948,812
Quarterly average assets                            20,102,703    18,063,561          18,889,642    17,692,611
=================================================================================================================
CAPITAL RATIOS(1)
Total risk-based capital ratio                           12.16%        11.23%              12.40%        11.25%
Tier I risk-based capital ratio                          10.25          9.31               11.15         10.02
Tier I leverage ratio                                     7.72          7.71                8.88          8.46
=================================================================================================================

(1) Risk-based capital ratios were computed using realized equity (total shareholders' equity exclusive of net unrealized gains (losses) on securities available for sale, net of tax).


         The extent to which dividends may be paid to First American from its subsidiaries is governed by applicable laws and regulations. For First American's national bank subsidiary, the approval of the OCC is required if dividends declared in any year exceed net profits for that year (as defined under the National Bank Act) combined with the retained net profits of the two preceding years. In addition, a national bank may not pay a dividend, make any other capital distribution, or pay management fees if such payment would cause it to fail to satisfy certain minimum capital requirements. Under the regulations of the OTS, a savings association that exceeds its fully phased-in capital requirements both immediately prior to and on a proforma basis after giving effect to a proposed capital distribution is generally permitted without prior approval of the OTS to make a capital distribution during a calendar year equal to the greater of (i) 100 percent of net earnings to date during the calendar year, plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75 percent of its net income for the previous four quarters. In accordance with the most restrictive regulations, at December 31,

1998, the above subsidiaries had $257.6 million available for distribution as dividends to First American.

         On September 30, 1996, special legislation was enacted which required many financial institutions to pay a one-time assessment on deposits insured by the Savings Association Insurance Fund ("SAIF") at the rate of $.657 per $100 of deposits held as of March 31, 1995. First American's assessment was $8.1 million or $5 million, net of tax ($.05 per share). The purpose of the legislation was to recapitalize the thrift fund up to the statutorily prescribed 1.25 percent. Effective January 1, 1997, the normal SAIF deposit insurance rate for well-capitalized institutions dropped to 0 basis points per $100 of deposits. Beginning January 1, 1997, a separate 1.3 basis point annual charge will be assessed through 1999 on Bank Insurance Fund deposits and a 6.4 basis point annual charge will be assessed on SAIF deposits in order to service debt incurred by the Financing Corporation, a corporation established by the Federal Housing Finance Board to issue stock and debt principally to assist in funding the Federal Savings and Loan Insurance Corporation Resolution Fund. Starting in the year 2000 until the Financial Corporation debt is retired, banks and thrifts will pay such assessment on a pro rata basis, which is estimated to run approximately 2.5 basis points.

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

         The value of FAFSB's claims against the Government, as well as their ultimate outcome, are contingent upon a number of factors, some of which are outside of FAFSB's control, and are highly uncertain as to substance, timing and the dollar amount of any damages which might be awarded should FAFSB finally prevail. Under the Agreement and Plan of Reorganization as amended by and between FAFSB and First American, in the event that FAFSB is successful in this litigation, the Charter shareholders as of December 1, 1995, will be entitled to receive additional consideration equal in value to 50 percent of any recovery, net of all taxes and certain other expenses, including the costs and expenses of such litigation, received on or before December 1, 2000, subject to certain limitations in the case of certain business combinations. Such additional consideration, if any, is payable in the common stock of First American, based on the average per share closing price on the date of receipt by FAFSB of the last payment constituting a recovery from the Government.

         Deposit Guaranty National Bank ("DGNB"), now a division of FANB, is a defendant in an action brought in Pike County, Mississippi by a land owner and a gaming corporation, alleging that DGNB and the two defendant casinos entered into an agreement, expressed or implied, to oppose an application to operate a casino on the Big Black River in Mississippi. The plaintiffs contend that DGNB used its influence to cause the Mississippi Gaming Commission to deny the casino's application. The plaintiffs seek actual damages for injury to property and business in the total amount of $38 million and punitive damages in the amount of $200 million. DGNB denies all liability. It is the opinion of management and counsel that ultimate disposition of the case should not have a material effect on First American's consolidated financial statements.

         There are from time to time other legal proceedings pending against First American and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of First American.

NOTE 17:  FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for both on- and off-balance-sheet assets and liabilities for which it is practicable to estimate fair value. The techniques used for this valuation are significantly affected by the assumptions used, including the amount and timing of future cash flows and the discount rate. Such estimates involve uncertainties and matters of judgment and therefore cannot be determined with precision. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets. Accordingly, the aggregate fair value amounts presented are not meant to represent the underlying value of First American.

                                                                              DECEMBER 31
                                                      -------------------------------------------------------------
                                                                 1998                             1997
                                                      ---------------------------    ------------------------------
                                                                         ESTIMATED                        Estimated
                                                         CARRYING         FAIR            Carrying           Fair
(in thousands)                                            AMOUNT          VALUE            Amount           Value
-------------------------------------------------------------------------------------------------------------------
Financial instruments (assets):
    Cash and short-term investments                    $ 1,500,732    $ 1,500,732       $ 1,047,856     $ 1,047,856
    Securities held to maturity                          1,730,460      1,739,852           763,423         771,815
    Securities available for sale                        4,495,160      4,495,160         3,552,185       3,552,185
    Federal funds sold and securities purchased
      under agreements to resell                           351,989        351,989           208,372         208,372
    Trading account securities                              43,987         43,987            64,469          64,469
    Loans, net of unearned discount and allowance
      for loan losses                                   11,542,007     11,530,395        12,103,610      12,217,964
Financial instruments (liabilities):
    Noninterest-bearing deposits                         3,046,651      3,046,651         2,774,449       2,774,449
    Interest-bearing deposits                           12,224,105     12,267,146        11,379,429      11,382,988
    Short-term borrowings                                2,213,637      2,213,637         2,050,078       2,050,078
    Long-term debt                                       1,152,939      1,162,053           614,218         618,622
===================================================================================================================

         The estimated fair values for First American's off-balance-sheet financial instruments are summarized as follows:


                                                                       DECEMBER 31
                                              -------------------------------------------------------------
                                                         1998                             1997
                                              ---------------------------    ------------------------------
                                               CONTRACTUAL      ESTIMATED       Contractual       Estimated
                                               OR NOTIONAL         FAIR         or Notional          Fair
(in thousands)                                    AMOUNT          VALUE            Amount           Value
-----------------------------------------------------------------------------------------------------------
Commitments to extend credit                    $4,849,770       $    889        $5,262,018      $    9,021
Standby letters of credit                          406,947          1,023           406,049           1,282
Commercial letters of credit                        51,005            128            40,930              95
Interest rate swaps                              1,129,700         15,939         1,081,225          14,994
Forward interest rate swaps                      2,050,000        (25,642)        1,350,000          (4,576)
Interest rate floors                                   --             --            300,000           1,604
===========================================================================================================

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

    Short-term financial instruments -- The carrying amounts of short-term financial instruments, including cash, federal funds sold and purchased and resell and repurchase agreements approximate fair value. These instruments expose First American to limited credit risk and have no stated maturity or mature within one year or less and carry interest rates which approximate market.

    Securities held to maturity, securities available for sale, and trading account securities -- Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

    Loans -- For variable-rate loans that reprice frequently, fair values are based on carrying values. The fair values for certain homogeneous categories of loans, such as residential mortgages, are estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair values for other performing loans are estimated by discounting estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit risk and for similar maturities. Included within financial assets are certain nonperforming assets, consisting primarily of nonperforming loans, the fair values of which are based principally on the lower of the amount due from customers or the fair value of the loans' collateral, which is the amount First American could reasonably expect to receive in a current sale between a willing buyer and seller other than in a forced or liquidation sale.

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

    Off-balance-sheet instruments -- The fair value of commitments to extend credit is based on unamortized deferred loan fees and costs. For letters of credit, fair value is estimated using fees currently charged to enter into similar agreements with similar maturities. The fair value of First American's outstanding interest rate floors is based on quoted market prices, and the estimated fair value of interest rate swaps and forward interest rate swaps is based on estimated costs to settle the obligations with the counterparties at the reporting date.

NOTE 18:  COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income," was adopted by First American on January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS No. 130. The statement requires First American's unrealized gains or losses (net of tax) on securities available for sale to be included in other comprehensive income. The amounts of other comprehensive income included in equity along with the related tax effect are set forth in the table below:

                                                                             GAIN (LOSS)    TAX
                                                                              BEFORE     (EXPENSE)
(in thousands)                                                                 TAX         BENEFIT    NET OF TAX
------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------
Net unrealized loss on securities available for sale arising during 1998      $(15,298)    $ 10,402      $ (4,896)
Less: Reclassification adjustment for net gains included in net income           7,999       (3,070)        4,929
------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                      $(23,297)    $ 13,472      $ (9,825)
==================================================================================================================

Year ended December 31, 1997
------------------------------------------------------------------------------------------------------------------
Net unrealized gain on securities available for sale arising during 1997      $ 12,554     $ (4,728)     $  7,826
Less:  Reclassification adjustment for net gains included in net income          4,528       (1,652)        2,876
------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                    $  8,026     $ (3,076)     $  4,950
==================================================================================================================

Year ended December 31, 1996
------------------------------------------------------------------------------------------------------------------
Net unrealized loss on securities available for sale arising during 1996      $(37,812)    $ 14,435      $(23,377)
Less:  Reclassification adjustment for net gains included in net income          2,882       (1,118)        1,764
------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                      $(40,694)    $ 15,553      $(25,141)
==================================================================================================================


NOTE 19:  PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for First American (Parent Company only) was as follows:

CONDENSED INCOME STATEMENTS

                                                                                  YEAR ENDED DECEMBER 31
                                                                   ------------------------------------------------
(in thousands)                                                              1998            1997            1996
-------------------------------------------------------------------------------------------------------------------
Income
  Dividends from subsidiaries:
     Banks                                                               $158,856        $267,018        $ 79,795
  Fees from subsidiaries                                                    7,324          42,821          41,465
  Interest from subsidiaries                                                1,419           1,407           3,734
  Interest on time deposits with other banks and other income               1,281           4,461             257
-------------------------------------------------------------------------------------------------------------------
       Total income                                                       168,880         315,707         125,251
-------------------------------------------------------------------------------------------------------------------
Expenses
  Interest expense                                                         14,054          14,701          11,627
  Salaries and employee benefits                                           12,159          27,627          28,234
  Other expenses                                                           45,668          24,939          23,903
-------------------------------------------------------------------------------------------------------------------
       Total expenses                                                      71,881          67,267          63,764
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                 96,999         248,440          61,487
Reduction to consolidated income taxes arising from parent
  company loss                                                             20,208           9,099           8,129
-------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed earnings of subsidiaries            117,207         257,539          69,616
-------------------------------------------------------------------------------------------------------------------
Equity in undistributed earnings (dividends in excess of earnings)
 of subsidiaries:
   Banks                                                                   94,089         (10,373)        144,037
   Nonbanks                                                                    66             348             526
-------------------------------------------------------------------------------------------------------------------
Net income                                                               $211,362        $247,514        $214,179
===================================================================================================================

CONDENSED BALANCE SHEETS

                                                                                              DECEMBER 31
                                                                                 ----------------------------------
(in thousands)                                                                            1998             1997
-------------------------------------------------------------------------------------------------------------------
Assets
  Cash                                                                              $        443      $     5,003
  Interest-bearing deposit with unaffiliated bank                                           --              7,600
  Short-term investments with subsidiary                                                  38,162           24,356
-------------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents                                                       38,605           36,959
-------------------------------------------------------------------------------------------------------------------
  Securities available for sale                                                               72             --
  Note receivable from nonbank subsidiary                                                    390             --
  Employee stock ownership plan loan                                                        --                163
  Investment in subsidiaries, at cost adjusted for equity in earnings and net unrealized gains (losses) on securities available for sale:
    Bank                                                                               1,953,174        1,797,639
    Nonbank                                                                                1,965            8,091
  Other assets                                                                            25,186           53,764
-------------------------------------------------------------------------------------------------------------------
    Total assets                                                                    $  2,019,392      $ 1,896,616
===================================================================================================================
Liabilities and shareholders' equity
  Long-term debt                                                                    $    200,735      $   200,839
  Other liabilities                                                                       38,862           51,884
-------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                    239,597          252,723
-------------------------------------------------------------------------------------------------------------------
  Preferred stock, without par value                                                        --              --
  Common stock, $2.50 par value                                                          290,797          280,468
  Additional paid-in capital                                                             241,333          212,311
  Retained earnings                                                                    1,286,512        1,161,877
  Deferred compensation on restricted stock                                              (31,781)         (13,341)
  Employee stock ownership plan obligation                                                  --               (163)
-------------------------------------------------------------------------------------------------------------------
    Realized shareholders' equity                                                      1,786,861        1,641,152
  Accumulated other comprehensive income (loss), net of tax                               (7,066)           2,741
-------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                         1,779,795        1,643,893
-------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                      $  2,019,392      $ 1,896,616
===================================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       YEAR ENDED DECEMBER 31
                                                                  -----------------------------------------------------
(in thousands)                                                                1998            1997             1996
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                               $ 211,362       $ 247,514       $  214,179
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      (Undistributed income) dividends in excess of income of subsidiaries   (94,155)          9,675         (144,563)
      Depreciation and amortization                                              541           2,296            3,470
      Deferred income tax expense                                              2,277             113            1,614
      Net gain on sale of other assets                                         --             (2,258)            --
      Change in assets and liabilities
        Decrease (increase) in interest receivable and other assets           17,617          (8,241)         (13,528)
        (Decrease) increase in interest payable and other liabilities         (8,071)          1,156            7,543
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                  129,571         250,255           68,715
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net decrease in employee stock ownership plan loan                             163             280              218
  Acquisitions, net of cash and cash equivalents acquired                        979         (29,587)          (1,477)
  Sale of other assets                                                         --              2,830             --
  Purchases of premises and equipment                                          --             (4,255)          (2,071)
  Net (increase) decrease in notes receivable from nonbank subsidiary           (390)            --             2,990
  Net decrease (increase) in investment in subsidiaries                        7,290          (8,000)            --
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                          8,042         (38,732)            (340)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net decrease in short-term borrowings                                        --                --           (27,600)
  Net proceeds from long-term debt                                             --              2,038           96,647
  Issuance of common shares for Employee Benefit and Dividend
    Reinvestment Plans                                                        18,231          22,710           19,195
  Repurchase of common stock                                                 (65,384)       (197,693)        (109,419)
  Tax benefit related to stock options and award plans                         5,183           5,603            4,530
  Cash dividends paid                                                        (93,997)        (80,177)         (65,472)
-----------------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                     (135,967)       (247,519)         (82,119)
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                               1,646         (35,996)         (13,744)
Cash and cash equivalents, beginning of year                                  36,959          72,955           86,699
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                     $  38,605       $  36,959       $   72,955
=======================================================================================================================
Cash paid during the year for:
  Interest expense                                                         $  14,000       $  14,715       $   10,419
  Income taxes                                                                49,392         103,581           96,370
Noncash investing activities:
  Stock issued for acquisitions (note 2)                                      62,947          94,637           83,723
=======================================================================================================================

NOTE 20:  SEGMENT INFORMATION

         First American is a diversified financial services company that operates in two business segments, Banking Services and Enterprises, based upon management responsibility. First American's reportable segments are strategic business operations that offer different products and services. They are managed separately based on the fundamental differences in their operations.

         The Banking Services segment consists of the traditional banking components of First American's wholly-owned banking subsidiaries. The Banking Services segment operates 391 offices and has 699 ATM's. This segment makes commercial, consumer, and real estate loans and provides various banking and mortgage-related services to its customers located within First American's market, which consists primarily of the Mid-South region of the United States.

         The Enterprises segment includes:

         - IFC, which distributes securities, investment, and insurance products to customers of subscribing financial institutions located throughout the United States;
         -   ISG, the investment services group of FANB;
         -   First American  Network, Inc., a subsidiary of FANB; and
         - SSI, a healthcare payments processing company in which FANB holds a 49 percent interest.

The Enterprises segment provides a variety of financial services not available through traditional banking channels.

         First American evaluates the performance of its business segments based on net pre-tax contribution. First American accounts for intersegment sales and transfers, if any, as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

         No single customer provides more than 10 percent of First American's revenue. First American derives essentially all of its revenues from markets within the United States. First American has no long-lived assets outside of the United States. The following table presents certain financial data by business segment, including reconciling items to consolidated totals.


                                                             BANKING
(in thousands)                                              SERVICES     ENTERPRISES     OTHER               TOTAL
----------------------------------------------------------------------------------------------------------------------
Net interest income
   1998                                                  $   729,584     $  4,028    $     --             $   733,612
   1997                                                      694,719        4,441          --                 699,160
   1996                                                      619,445        4,526          --                 623,971
Provision for loan losses
   1998                                                      (31,387)        --         (9,546(a)             (40,933)
   1997                                                      (16,109)        --            --                 (16,109)
   1996                                                       (6,437)        --            --                  (6,437)
Noninterest income, external customers
   1998                                                      262,442      208,145        7,025(b)             477,612
   1997                                                      227,804      177,829          --                 405,633
   1996                                                      204,347      107,580          --                 311,927
Noninterest expense
   1998                                                     (540,569)    (174,544)    (121,725(c)            (836,838)
   1997                                                     (541,921)    (157,183)         --                (699,104)
   1996                                                     (493,690)     (95,613)      (8,100(d)            (597,403)
Net pretax contribution
   1998                                                      420,070       37,629     (124,246(a)(b)(c)       333,453
   1997                                                      364,493       25,087          --                 389,580
   1996                                                      323,665       16,493       (8,100(d)             332,058
Equity in net income of equity method investees
   1998                                                          423          740          --                   1,163
   1997                                                          996          119          --                   1,115
   1996                                                        1,156          304          --                   1,460
Depreciation and amortization
   1998                                                       80,634        3,769          --                  84,403
   1997                                                       69,994        3,665          --                  73,659
   1996                                                       54,645        2,550          --                  57,195
Purchases of premises and equipment
   1998                                                       40,475        3,811          --                  44,286
   1997                                                       81,957        1,527          --                  83,484
   1996                                                       67,310        5,962          --                  73,272
Investment in equity method investees
   1998                                                          942         --            --                     942
   1997                                                          667         --            --                     667
   1996                                                        8,575         --            --                   8,575
Average total assets
   1998                                                   19,233,992      115,633      (40,697(E)          19,308,928
   1997                                                   17,814,152      134,000      (37,209(e)          17,910,943
   1996                                                   16,464,518      144,311      (12,569(e)          16,596,260
=======================================================================================================================

(a)  Pioneer merger-related provision
(b)  Gain on sale of corporate trust services
(c)  Merger and integration costs
(d)  One-time SAIF assessment
(e)  Effect of intersegment loan, due from bank, and investment in subsidiary

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST AMERICAN CORPORATION
                                                 (Registrant)



                                           BY: /s/ Dennis C. Bottorff
                                               --------------------------------
                                               DENNIS C. BOTTORFF,
                                               CHAIRMAN, CHIEF
                                               EXECUTIVE OFFICER, AND
                                               DIRECTOR

Date:  March 25, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dennis C. Bottorff                            /s/ Dale W. Polley
----------------------------------------          ------------------------------
Dennis C. Bottorff                                Dale W. Polley
Chairman, Chief Executive Officer and             President and
Director                                          Director
Dated:  March 25, 1999                            Dated: March 23, 1999




/s/ Allan R. Landon                                /s/ Marvin J. Vannatta, Jr.
-----------------------------------------         -----------------------------
Allan R. Landon                                   Marvin J. Vannatta, Jr.
Executive Vice President, Chief Financial         Executive Vice President and
Officer and Principal Financial Officer           Principal Accounting Officer
Dated:  March 19, 1999                            Dated: March 19, 1999

/s/ Dennis C. Bottorff                       /s/ James R. Martin
--------------------------------             ----------------------------------
DENNIS C. BOTTORFF                           JAMES R. MARTIN
Director                                     Director
Dated:  March 18, 1999                       Dated: March 18, 1999


/s/ George M. Clark, III                     /s/ Robert A. McCabe, Jr.
--------------------------------             ----------------------------------
GEORGE M. CLARK, III                         ROBERT A. MCCABE, JR.
Director                                     Director
Dated:  March 18, 1999                       Dated:  March 18, 1999

/s/ Earnest W. Deavenport, Jr.               /s/ John N. Palmer
--------------------------------             ----------------------------------
EARNEST W. DEAVENPORT, JR.                   JOHN N. PALMER
Director                                     Director
Dated:  March 18, 1999                       Dated:  March 18, 1999

/s/ Reginald D. Dickson                      /s/ Dale W. Polley
--------------------------------             ----------------------------------
REGINALD D. DICKSON                          DALE W. POLLEY
Director                                     Director
Dated:  March 18, 1999                       Dated:  March 18, 1999

/s/ James A. Haslam, II                      /s/ E.B. Robinson, Jr.
--------------------------------             ----------------------------------
JAMES A. HASLAM, II                          E.B. ROBINSON, JR.
Director                                     Director
Dated:  March 18, 1999                       Dated:  March 18, 1999


/s/ Warren A. Hood, Jr.                      /s/ Roscoe R. Robinson
--------------------------------             ----------------------------------
WARREN A. HOOD, JR.                          ROSCOE R. ROBINSON
Director                                     Director
Dated:  March 18, 1999                       Dated:  March 18, 1999

/s/ Martha R. Ingram                         /s/ James F. Smith, Jr.
--------------------------------             ----------------------------------
MARTHA R. INGRAM                             JAMES F. SMITH, JR.
Director                                     Director
Dated:  March 18, 1999                       Dated:  March 18, 1999

/s/ Walter G. Knestrick                      /s/ Cal Turner, Jr.
--------------------------------             ----------------------------------
WALTER G. KNESTRICK                          CAL TURNER, JR.
Director                                     Director
Dated:  March 18, 1999                       Dated:  March 18, 1999

/s/ Gene C. Koonce                           /s/ Celia A. Wallace
---------------------------------            ----------------------------------
GENE C. KOONCE                               CELIA A. WALLACE
Director                                     Director
Dated:  March 18, 1999                       Dated:  March 18, 1999

/s/ Ted H. Welch
-------------------------------------
TED H. WELCH
Director
Dated:  March 18, 1999

/s/ J. Kelley Williams, Sr.
-------------------------------------
J. KELLEY WILLIAMS, SR.
Director
Dated:  March 18, 1999

/s/ David K. Wilson
-------------------------------------
DAVID K. WILSON
Director
Dated:  March 18, 1999

/s/ Toby S. Wilt
------------------------------------
TOBY S. WILT
Director
Dated:  March 18, 1999

/s/ William S. Wire, II
------------------------------------
WILLIAM S. WIRE, II
Director
Dated:  March 18, 1999

                                  EXHIBIT INDEX



NUMBER            NAME
------            ----
Exhibit 10.1(m)   Employment Agreement dated December 7, 1997
                  by and between First American Corporation
                  and E.B. Robinson, Jr., effective May 1, 1998,
                  as amended July 1, 1998.

Exhibit 10.1(n)   Consulting Agreement by and between First
                  American National Bank and George M. Clark, III, effective March 1, 1999.

Exhibit 21        List of Subsidiaries.

Exhibit 23        Accountants' Consent.

Exhibit 27        Financial Data Schedule (for SEC use only).
