Form 10-Q
period 1999-03-31
FIRST AMERICAN CORP /TN/
filed 1999-05-14
CIK 36068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       OR

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

         Common shares outstanding: 116,749,805 as of April 30, 1999.

                           FIRST AMERICAN CORPORATION
                                AND SUBSIDIARIES

                                      INDEX


Part I.    Financial Information                                                                          Page
--------------------------------                                                                          ----
Item 1     Financial Statements (unaudited)

           Consolidated Income Statements for the Three
           Months Ended March 31, 1999 and 1998                                                             3

           Consolidated Balance Sheets as of March 31, 1999 and
           1998 and December 31, 1998                                                                       4

           Consolidated Statements of Changes in Shareholders'
           Equity for the Three Months Ended March 31, 1999
           and March 31, 1998                                                                               5

           Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 1999 and March 31, 1998                                                   6

           Notes to Consolidated Financial Statements                                                       7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                             12

Item 3     Quantitative and Qualitative Disclosures about Market Risk                                      28

Part II.   Other Information
----------------------------

Item 1     Legal Proceedings                                                                               28

Item 6     Exhibits and Reports on Form 8-K                                                                28

    FIRST AMERICAN CORPORATION
              AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS


                                                                            THREE MONTHS ENDED
                                                                                MARCH 31
                                                                          -----------------------
(in thousands except per share amounts)                                    1999           1998
-------------------------------------------------------------------------------------------------
INTEREST INCOME
     Loans                                                                $232,409       $255,217
     Securities
       Taxable                                                              92,800         69,451
       Tax-exempt                                                            5,220          3,682
     Federal funds sold and securities purchased under
       agreements to resell                                                  1,688          1,726
     Time deposits with other banks and other interest                       4,873          4,008
-------------------------------------------------------------------------------------------------
       Total interest income                                               336,990        334,084
-------------------------------------------------------------------------------------------------
INTEREST EXPENSE
     Deposits                                                              108,797        118,381
     Short-term borrowings                                                  25,836         25,743
     Long-term debt                                                         16,557          9,481
-------------------------------------------------------------------------------------------------
       Total interest expense                                              151,190        153,605
-------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                        185,800        180,479
PROVISION FOR LOAN LOSSES                                                    9,234          6,938
-------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses                 176,566        173,541
-------------------------------------------------------------------------------------------------
NONINTEREST INCOME
     Investment services income                                             41,416         35,420
     Service charges on deposit accounts                                    31,384         29,463
     Commissions and fees on fiduciary activities                            9,825         10,804
     Mortgage banking                                                       11,472         10,742
     Merchant discount fees                                                    911            800
     Net realized gain on sales of securities                                2,339          1,685
     Trading account revenue                                                 1,140          1,957
     Other                                                                  18,214         18,528
-------------------------------------------------------------------------------------------------
       Total noninterest income                                            116,701        109,399
-------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
     Salaries and employee benefits                                         88,233         90,336
     Subscribers' commissions                                               24,295         20,190
     Net occupancy                                                          13,184         12,722
     Equipment                                                              13,310         11,961
     Systems and processing                                                  3,916          3,664
     Communication                                                           8,881          7,306
     Marketing                                                               5,926          5,155
     Supplies                                                                2,811          3,364
     Goodwill amortization                                                   4,504          4,405
     Merger and integration costs                                            3,274             --
     Other                                                                  21,549         22,848
-------------------------------------------------------------------------------------------------
       Total noninterest expense                                           189,883        181,951
-------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                           103,384        100,989
Income tax expense                                                          36,920         36,643
-------------------------------------------------------------------------------------------------
NET INCOME                                                                $ 66,464       $ 64,346
=================================================================================================
PER COMMON SHARE:
     Net income:
       Basic                                                              $    .58       $    .58
       Diluted                                                                 .57            .57
     Dividends declared                                                        .25            .20
=================================================================================================
AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                                 115,409        111,060
     Diluted                                                               117,226        113,545
=================================================================================================

See accompanying notes to consolidated financial statements.

 FIRST AMERICAN CORPORATION
           AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                            March 31                    December 31
                                                                                 -------------------------------       ------------
(dollars in thousands)                                                                1999              1998               1998
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS

     Cash and due from banks                                                     $    881,638       $  1,031,901       $  1,203,358
     Time deposits with other banks                                                    18,740             67,272            297,374
     Federal funds sold and securities purchased under agreements to resell           102,620             69,564            351,989
-----------------------------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                            1,002,998          1,168,737          1,852,721
-----------------------------------------------------------------------------------------------------------------------------------
     Securities held to maturity (fair value $2,355,805, $844,227, and
       $1,739,852, respectively)                                                    2,356,351            836,384          1,730,460
     Securities available for sale (amortized cost $4,457,519, $4,069,184,
       and $4,505,730, respectively)                                                4,437,875          4,074,972          4,495,160
-----------------------------------------------------------------------------------------------------------------------------------
         Total securities                                                           6,794,226          4,911,356          6,225,620
-----------------------------------------------------------------------------------------------------------------------------------
     Trading account securities                                                        65,166             73,120             43,987
     Mortgage loans held for sale                                                      80,121            240,701            214,745
     Loans:
       Commercial                                                                   5,567,682          4,634,177          5,558,099
       Consumer--amortizing mortgages                                               1,811,815          2,582,459          1,784,035
       Consumer--other                                                              2,638,941          2,656,764          2,690,227
       Real estate--construction                                                      457,459            492,417            452,191
       Real estate--commercial mortgages and other                                  1,003,053          1,517,892          1,053,147
-----------------------------------------------------------------------------------------------------------------------------------
         Total loans                                                               11,478,950         11,883,709         11,537,699
       Unearned discount                                                              (10,078)           (13,552)           (12,756)
-----------------------------------------------------------------------------------------------------------------------------------
         Loans, net of unearned discount                                           11,468,872         11,870,157         11,524,943
       Allowance for loan losses                                                     (189,648)          (188,872)          (197,681)
-----------------------------------------------------------------------------------------------------------------------------------
         Total net loans                                                           11,279,224         11,681,285         11,327,262
-----------------------------------------------------------------------------------------------------------------------------------
     Premises and equipment, net                                                      393,585            359,320            383,865
     Other assets                                                                     711,147            794,202            683,570
-----------------------------------------------------------------------------------------------------------------------------------
         Total assets                                                            $ 20,326,467       $ 19,228,721       $ 20,731,770
===================================================================================================================================
LIABILITIES
     Deposits:
       Noninterest-bearing                                                       $  2,756,312       $  2,881,626       $  3,046,651
       Interest-bearing                                                            11,678,952         11,585,891         12,224,105
-----------------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                            14,435,264         14,467,517         15,270,756
-----------------------------------------------------------------------------------------------------------------------------------
     Short-term borrowings                                                          2,532,200          2,064,074          2,213,637
     Long-term debt                                                                 1,227,744            605,867          1,152,939
     Other liabilities                                                                313,390            450,349            314,643
-----------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                         18,508,598         17,587,807         18,951,975
-----------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
     Common stock, $2.50 par value; authorized 200,000,000 shares; issued:
       116,691,785 shares at March 31, 1999; 112,607,285 shares at March 31,
       1998; and 116,318,734
       shares at December 31, 1998                                                    291,729            281,518            290,797
     Additional paid-in capital                                                       250,381            181,907            241,333
     Retained earnings                                                              1,323,809          1,204,370          1,286,512
     Deferred compensation on restricted stock                                        (35,343)           (30,985)           (31,781)
-----------------------------------------------------------------------------------------------------------------------------------
         Realized shareholders' equity                                              1,830,576          1,636,810          1,786,861
     Accumulated other comprehensive (loss) income, net of tax                        (12,707)             4,104             (7,066)
-----------------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                 1,817,869          1,640,914          1,779,795
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 20,326,467       $ 19,228,721       $ 20,731,770
===================================================================================================================================

See accompanying notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
         AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


THREE MONTHS ENDED MARCH 31,          COMMON                                                            DEFERRED     EMPLOYEE
  1998 AND MARCH 31, 1999             SHARES                                                          COMPENSATION     STOCK
                                      ISSUED                          ADDITIONAL                           ON        OWNERSHIP
(dollars in thousands except per        AND            COMMON          PAID-IN          RETAINED       RESTRICTED       PLAN
  share amounts)                    OUTSTANDING         STOCK          CAPITAL          EARNINGS          STOCK      OBLIGATION
----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998            112,187,226       $ 280,468       $ 212,311       $ 1,161,877       $(13,341)      $(163)
Comprehensive income:
  Net income                                 --              --              --            64,346             --          --
  Other comprehensive
   income, net of tax                        --              --              --                --             --          --
Comprehensive income
Cash dividends ($.20 per                     --
  common share)                              --              --              --           (11,530)            --          --
Cash dividends of pooled                     --
  companies                                  --              --              --           (10,323)            --          --
Repurchase of common stock           (1,205,263)         (3,013)        (60,480)               --             --          --
Issuance of common stock:
  Acquisitions                          870,694           2,177           4,474                --             --          --
  Employee Benefit Plans, net
   of discount on Dividend
   Reinvestment Plan                    338,122             845           5,185                --             --          --
  Restricted common stock,
   net of forfeitures                   416,506           1,041          18,107                --        (19,148)         --
Amortization of deferred
  compensation on restricted
  stock                                      --              --              --                --          1,504          --
Reduction in employee stock
  ownership plan obligation                  --              --              --                --             --         163
Tax benefit from stock option
  and award plans                            --              --           2,310                --             --          --
----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998             112,607,285       $ 281,518       $ 181,907       $ 1,204,370       $(30,985)      $  --
============================================================================================================================
BALANCE, JANUARY 1, 1999            116,318,734       $ 290,797       $ 241,333       $ 1,286,512       $(31,781)      $  --
COMPREHENSIVE INCOME:
  NET INCOME                                 --              --              --            66,464             --          --
  OTHER COMPREHENSIVE
    LOSS, NET OF TAX                         --              --              --                --             --          --
COMPREHENSIVE INCOME
CASH DIVIDENDS ($.25 PER                     --
  COMMON SHARE)                              --              --              --           (29,142)            --          --
REPURCHASE OF COMMON STOCK              (43,897)           (110)         (1,684)               --             --          --
ISSUANCE OF COMMON STOCK:
  EMPLOYEE BENEFIT PLANS, NET
    OF DISCOUNT ON DIVIDEND
    REINVESTMENT PLAN                   289,905             725           4,838                --             --          --
  RESTRICTED COMMON STOCK,
    NET OF FORFEITURES                  127,043             317           4,933                --         (5,250)         --
AMORTIZATION OF DEFERRED
  COMPENSATION ON RESTRICTED
  STOCK                                      --              --              --                --          1,688          --
TAX BENEFIT FROM STOCK OPTION
  AND AWARD PLANS                            --              --             961                --             --          --
OTHER                                        --              --                               (25)            --          --
----------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999             116,691,785       $ 291,729       $ 250,381       $ 1,323,809       $(35,343)      $  --
============================================================================================================================


                                 ACCUMULATED
                                    OTHER
                                COMPREHENSIVE
                                INCOME (LOSS),
                                  NET OF TAX         TOTAL
-------------------------------------------------------------
Balance, January 1, 1998           $  2,741       $ 1,643,893
Comprehensive income:
  Net income                             --            64,346
  Other comprehensive
   income, net of tax                 1,345             1,345
                                                  -----------
Comprehensive income                                   65,691
Cash dividends ($.20 per
  common share)                          --           (11,530)
Cash dividends of pooled
  companies                              --           (10,323)
Repurchase of common stock               --           (63,493)
Issuance of common stock:                                  --
  Acquisitions                           18             6,669
  Employee Benefit Plans, net
   of discount on Dividend
   Reinvestment Plan                     --             6,030
  Restricted common stock,
   net of forfeitures                    --                --
Amortization of deferred
  compensation on restricted
  stock                                  --             1,504
Reduction in employee stock
  ownership plan obligation              --               163
Tax benefit from stock option
  and award plans                        --             2,310
-------------------------------------------------------------
Balance, March 31, 1998            $  4,104       $ 1,640,914
=============================================================
BALANCE, JANUARY 1, 1999           $ (7,066)      $ 1,779,795
COMPREHENSIVE INCOME:
  NET INCOME                             --            66,464
  OTHER COMPREHENSIVE
    LOSS, NET OF TAX                 (5,641)           (5,641)
                                                  -----------
COMPREHENSIVE INCOME                                   60,823
CASH DIVIDENDS ($.25 PER
  COMMON SHARE)                          --           (29,142)
REPURCHASE OF COMMON STOCK               --            (1,794)
ISSUANCE OF COMMON STOCK:                                  --
  EMPLOYEE BENEFIT PLANS, NET
    OF DISCOUNT ON DIVIDEND
    REINVESTMENT PLAN                    --             5,563
  RESTRICTED COMMON STOCK,
    NET OF FORFEITURES                   --                --
AMORTIZATION OF DEFERRED
  COMPENSATION ON RESTRICTED
  STOCK                                  --             1,688
TAX BENEFIT FROM STOCK OPTION
  AND AWARD PLANS                        --               961
OTHER                                    --               (25)
-------------------------------------------------------------
BALANCE, MARCH 31, 1999            $(12,707)      $ 1,817,869
=============================================================

See accompanying notes to consolidated financial statements.

FIRST AMERICAN CORPORATION

          AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      Three Months Ended
                                                                                                          March 31
                                                                                               -----------------------------
(in thousands)                                                                                    1999               1998
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                                                $    66,464       $    64,346
     Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Provision for loan losses                                                                    9,234             6,938
        Depreciation and amortization of premises and equipment                                     10,803            10,132
        Amortization of intangible assets                                                            6,091             8,219
        Other amortization, net                                                                      3,722             1,422
        Noncash portion of merger and integration costs                                              1,328                --
        Deferred income tax expense                                                                 19,915             2,797
        Net gain on sales and writedowns of other real estate owned                                   (829)             (112)
        Net realized gains on sales and writedowns of securities                                    (2,339)           (1,677)
        Net gain on sales and writedowns of premises and equipment                                    (840)               --
        Other, net                                                                                     174                --
        Change in assets and liabilities, net of effects from acquisitions and dispositions:
          Decrease (increase) in mortgage loans held for sale                                      134,624          (125,888)
          Decrease in accrued interest receivable                                                      829             1,201
          Increase in accrued interest payable                                                       3,892             1,139
          Increase in trading account securities                                                   (21,179)           (8,651)
          Increase in other assets                                                                 (66,610)         (108,790)
          (Decrease) increase in other liabilities                                                 (40,791)          115,868
----------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operating activities                                   124,488           (33,056)
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES

     Proceeds from sales of securities available for sale                                          541,729           234,452
     Proceeds from maturities of securities available for sale                                     552,867           446,318
     Purchases of securities available for sale                                                 (1,033,524)       (1,160,078)
     Proceeds from maturities of securities held to maturity                                       241,342           137,618
     Purchases of securities held to maturity                                                     (880,301)           (6,237)
     Proceeds from sales of other real estate owned                                                  2,865             1,674
     Acquisitions and divestitures, net of cash and cash equivalents                                 4,659            11,262
     Net decrease in loans, net of repayments and sales                                             27,953           172,212
     Proceeds from sales of premises and equipment                                                   1,874               595
     Purchases of premises and equipment                                                           (22,652)          (14,982)
----------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                                (563,188)         (177,166)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

     Net (decrease) increase in deposits                                                          (780,005)          199,257
     Net increase in short-term borrowings                                                         206,473             9,436
     Net repayments of long-term debt                                                                  (38)              (33)
     Advances from (repayments to) Federal Home Loan Bank                                          186,959            (8,923)
     Issuance of common shares under Employee Benefit and Dividend
        Reinvestment Plans                                                                           5,563             6,030
     Repurchase of common stock                                                                     (1,794)          (63,493)
     Tax benefit related to stock options and award plans                                              961             2,310
     Cash dividends paid                                                                           (29,142)          (21,853)
----------------------------------------------------------------------------------------------------------------------------
             Net cash (used in) provided by financing activities                                  (411,023)          122,731
----------------------------------------------------------------------------------------------------------------------------
     Decrease in cash and cash equivalents                                                        (849,723)          (87,491)
     Cash and cash equivalents, January 1                                                        1,852,721         1,256,228
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, March 31                                                            $ 1,002,998       $ 1,168,737
============================================================================================================================
Cash paid during the year for:
     Interest expense                                                                          $   147,249       $   151,550
     Income taxes                                                                                   37,321             3,678
Non-cash investing activities:
     Foreclosures                                                                                    1,669               920
     Change in unrealized (loss) gain on available for sale securities, net of tax                  (5,641)            1,363
     Stock issued for acquisitions                                                                      --             6,669
     Mortgage loans securitized and retained                                                            --           229,471
============================================================================================================================

See accompanying notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
         AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the banking industry.

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in First American Corporation's ("First American") 1998 Annual Report to Shareholders. The interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

(2)      ACQUISITIONS AND DIVESTITURES

         Effective May 1, 1998, First American consummated the acquisition of Deposit Guaranty Corp. ("Deposit Guaranty") by exchanging approximately 48.7 million shares of First American common stock for all of the outstanding shares of Deposit Guaranty (based on an exchange ratio of 1.17 shares of First American common stock for each share of Deposit Guaranty common stock). Deposit Guaranty was a $7.2 billion asset financial services holding company headquartered in Jackson, Mississippi, with banking offices in Mississippi, Louisiana, Arkansas, and Tennessee. The transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated to include the results of Deposit Guaranty for all periods presented.

         In April 1998, and in conjunction with the Deposit Guaranty business combination, the Board of Directors increased the number of authorized shares from 100 million to 200 million.

         Effective November 20, 1998, First American completed the acquisition of Pioneer Bancshares, Inc. ("Pioneer") by exchanging approximately 6.2 million shares of First American common stock for all of the outstanding shares of Pioneer (based on an exchange ratio of 1.65 shares of First American common stock for each share of Pioneer common stock). Pioneer was a $990 million asset financial services holding company headquartered in Chattanooga, Tennessee. The transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated to include the results of Pioneer for all periods presented.

         Other business combinations completed by First American during 1998, are presented in the following table (in millions):

                                                                                              Common
                                                                                              Shares          Accounting
      Acquiree                             Location           Date               Assets       Issued          Treatment
------------------------------------------------------------------------------------------------------------------------
Victory Bancshares, Inc.                      TN            Mar. 1998            $131           0.9            Pooling
------------------------------------------------------------------------------------------------------------------------
Peoples Bank                                  TN            Oct. 1998             142           0.9            Pooling
------------------------------------------------------------------------------------------------------------------------
The Middle Tennessee Bank                     TN            Oct. 1998             225           1.2            Pooling
------------------------------------------------------------------------------------------------------------------------
CSB Financial Corporation                     TN            Oct. 1998             148           0.9            Pooling
========================================================================================================================

         For the acquisitions in the above table, the results of operations have been included in the consolidated financial statements from the date of the acquisition as preacquisition amounts were not material.

         Net interest income and net income as originally reported by First American, Deposit Guaranty, and Pioneer for the three months ended March 31, 1998, are presented in the table below:

                           First        Deposit
(in thousands)           American      Guaranty    Pioneer      Combined
------------------------------------------------------------------------
Net interest income      $102,383      $68,289      $9,807      $180,479
Noninterest income         70,139       36,302       2,958       109,399
Net income                 37,646       24,340       2,360        64,346
========================================================================

         On March 19, 1999, Center Finance Company, a subsidiary of First American National Bank ("FANB") sold substantially all of its assets ($5.2 million) to New South Financial for $5 million, recording a pretax loss of approximately $.2 million.

         On March 19, 1999, First American Federal Savings Bank ("FAFSB"), a subsidiary of First American, divested five branches in Virginia, with deposits of approximately $56 million, to National Bank of Commerce ("NBC"), recording a pretax loss of $1.3 million. On April 23, 1999, FANB acquired nine Tennessee branches from NBC, located primarily in Wal-Mart stores.

(3)      MERGER AND INTEGRATION COSTS

         First American recorded merger and integration costs of $3.3 million during the three months ended March 31, 1999. These costs were associated with the acquisitions of Pioneer, The Middle Tennessee Bank ("MTB"), Peoples Bank ("Peoples"), and CSB Financial Corporation ("CSB"), as well as the divestiture of five branches in Virginia to NBC. The merger and integration costs included $1.5 million of systems and operations conversion costs, a $1.3 million loss on the branch divestitures, and $.5 million of other costs, consisting primarily of termination and personnel-related costs, compliance costs, occupancy and equipment costs.

         Systems and operations conversion costs result from the conversions and integration of the acquired banks' branches and operations; such costs were primarily for contract labor, outside consultants, internal staff and customer communications, training, and travel.

         Of the $18.8 million accrued liability at December 31, 1998 for merger and integration costs, approximately $10.7 million was disbursed in the first quarter of 1999. These payments consisted mainly of severance, retention, outplacement costs, and other employment-related costs ($6.5 million), equipment maintenance and rental ($.8 million), and settlement of a lease buy-out ($.6 million). The liability balance at March 31, 1999 of $8.1 million will be paid in 1999 and represents costs that have been incurred primarily for severance and personnel-related benefits, compliance-related issues and system conversions.

(4)      NONPERFORMING ASSETS
         Nonperforming assets were as follows:

                                                       March 31           December 31
                                                -------------------------------------
(dollars in thousands)                            1999         1998          1998
-------------------------------------------------------------------------------------
Nonaccrual loans                                $45,748       $41,535       $47,913
Foreclosed properties                             7,968         7,813         7,085
-------------------------------------------------------------------------------------
   Total nonperforming assets                   $53,716       $49,348       $54,998
=====================================================================================
90 days or more past due on accrual             $39,660       $30,190       $38,696
=====================================================================================
Nonperforming assets as a percent of loans
   and other real estate owned (excluding
   90 days or more past due on accrual)             .47%          .42%          .48%
=====================================================================================

(5)      ALLOWANCE FOR LOAN LOSSES
         Transactions in the allowance for loan losses were as follows:

                                                       Three Months Ended March 31
                                                       ---------------------------
(dollars in thousands)                                   1999             1998
----------------------------------------------------------------------------------
Balance, January 1                                     $197,681        $187,880
----------------------------------------------------------------------------------
Provision charged to operating expenses                   9,234           6,938
Allowance of subsidiary purchased                            --           1,313
----------------------------------------------------------------------------------
  Subtotal                                              206,915         196,131
----------------------------------------------------------------------------------
Loans charged off                                        24,903          12,748
Recoveries of loans previously charged off                7,636           5,489
----------------------------------------------------------------------------------
Net charge-offs                                          17,267           7,259
----------------------------------------------------------------------------------
Balance, March 31                                      $189,648        $188,872
==================================================================================
Allowance end of period to net loans outstanding           1.65%           1.59%
Net charge-offs to average loans (annualized)               .61             .24
==================================================================================


(6)      RECENT ACCOUNTING PRONOUNCEMENT

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize the value of derivatives as assets or liabilities on the balance sheet. Gains or losses resulting from changes in the values of derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period that the hedge is designated. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and shall not be applied retroactively to financial statements of prior periods. At this time, management has not fully evaluated the impact of SFAS No. 133. First American will adopt SFAS No. 133 prospectively on January 1, 2000.

(7)      COMPUTATION OF EARNINGS PER COMMON SHARE

                                                            Three Months Ended March 31
                                                            ---------------------------
(in thousands, except per share amounts)                         1999          1998
---------------------------------------------------------------------------------------
Basic
  Average common shares outstanding                            115,409        111,060
=======================================================================================
  Net income                                                  $ 66,464       $ 64,346
=======================================================================================
  Per share amount                                            $    .58       $    .58
=======================================================================================
Diluted
  Average common shares outstanding                            115,409        111,060
  Dilutive common stock options at average market price          1,817          2,485
=======================================================================================
  Average diluted shares outstanding                           117,226        113,545
=======================================================================================
  Net income                                                  $ 66,464       $ 64,346
=======================================================================================
  Per share amount                                            $    .57       $    .57
=======================================================================================

(8)      LEGAL AND REGULATORY MATTERS

         FAFSB has a lawsuit pending against the United States Government seeking damages for breach of contract. The suit arose from the elimination of approximately $47 million in supervisory goodwill upon the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The value and ultimate outcome of the suit are contingent upon a number of factors, and highly uncertain. Pursuant to the agreement under which First American acquired FAFSB in 1995, the former shareholders of FAFSB as of December 1, 1995 will be entitled to receive additional consideration equal in value to 50 percent of any recovery in the litigation, net of all taxes and other expenses, including the cost of litigation, which is received by FAFSB on or before December 1, 2000, subject to certain limitations. Such additional consideration, if any, is payable in the common stock of First American, based on the average per share closing price on the date of receipt by FAFSB of the last payment constituting a recovery from the Government.

         Deposit Guaranty National Bank ("DGNB"), now a division of FANB, is a defendant in an action brought in Pike County, Mississippi by a land owner and a gaming corporation, alleging that DGNB and the two defendant casinos entered into an agreement, expressed or implied, to oppose an application to operate a casino on the Big Black River in Mississippi. The plaintiffs contend that DGNB used its influence to cause the Mississippi Gaming Commission to deny the casinos' application. The plaintiffs seek actual damages for injury to property and business in the total amount of $38 million and punitive damages in the amount of $200 million. DGNB denies all liability and has filed a Motion for Summary Judgment. It is the opinion of management and counsel that ultimate disposition of the case should not have a material effect on First American's consolidated financial statements.

         There are from time to time other legal proceedings pending against First American and its subsidiaries. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements of First American.

(9)      SEGMENT INFORMATION

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

         The Enterprises segment includes:

         - IFC Holdings, Inc. ("IFC"), which distributes securities, investment, and insurance products to customers of subscribing financial institutions located throughout the United States;

         -        ISG, the investment services group of FANB;

         -        First American Network, Inc., a subsidiary of FANB; and

         - The SSI Group Inc., a healthcare payments processing company in which FANB holds a 49 percent interest.

The Enterprises segment provides a variety of nondeposit financial services not available through traditional banking channels.

                                                  Banking
(in thousands)                                   Services         Enterprises       Other           Total
------------------------------------------------------------------------------------------------------------
QUARTER ENDED MARCH 31, 1999
  Net interest income                          $   184,859        $    941        $    --       $   185,800
  Provision for loan losses                          9,234              --             --             9,234
  Noninterest income, external customers            62,003          54,698             --           116,701
  Noninterest expense                              140,368          46,241          3,274(a)        189,883
  Net pretax contribution                           97,260           9,398         (3,274)(a)       103,384
  Average total assets                          20,191,055         125,152        (48,626)(b)    20,267,581
  Return on average assets                            1.27%          18.16%
  Return on average equity                           14.73           37.46
  Productivity                                       55.62           83.11
QUARTER ENDED MARCH 31, 1998
  Net interest income                          $   179,270        $  1,209             --           180,479
  Provision for loan losses                          6,938              --             --             6,938
  Noninterest income, external customers            59,784          49,615             --           109,399
  Noninterest expense                              140,170          41,781             --           181,951
  Net pretax contribution                           91,946           9,043             --           100,989
  Average total assets                          18,508,155         102,538        (38,663)(b)    18,572,030
  Return on average assets                            1.29%          21.37%
  Return on average equity                           15.20           43.00
  Productivity                                       57.69           82.21
============================================================================================================

(a)      Merger and integration costs
(b) Effect of intersegment loan, due from bank, and investment in subsidiary

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

         The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes of First American appearing within this report and by reference to First American's 1998 Annual Report.

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

         In 1998, First American nearly doubled in size as a result of business combinations. As a result of the Deposit Guaranty merger, First American focused significant sales, service, and management resources on the successful integration of Deposit Guaranty and the achievement of targeted synergies. During this time period in 1998, the historically strong retention and sales performance was impacted by service quality issues, which resulted in unanticipated client attrition. Lower than anticipated earnings for the first quarter of 1999 and declining loan and deposit balances have resulted. In the first quarter of 1999, First American initiated programs to (a) improve client retention and new business acquisition, (b) improve service quality, and (c) reduce expense levels.

         On April 15, 1999, First American's Board of Directors increased the quarterly cash dividend on its common stock by 12 percent to $.28 per share from $.25 per share. The dividend will be payable on May 28, 1999, to shareholders of record on May 14, 1999.

FIRST QUARTER PERFORMANCE OVERVIEW (comparison of first quarter 1999 to first quarter 1998)

         Unless otherwise indicated, all earnings per share data included in this discussion are presented on a diluted basis.

         - Net income was $66.5 million in 1999, up 3 percent from $64.3 million in 1998. Operating earnings, which exclude the effect of $3.3 million merger and integration costs in 1999, were up 7 percent to $69 million.
         - Earnings per share amounted to $.57 for both quarters. On an operating basis, 1999 earnings per share was up 4 percent to $.59 per share.
         - Return on assets ("ROA") was 1.33 percent compared to 1.41 percent a year ago. ROA on an operating basis was 1.38 percent in 1999.
         - Return on equity ("ROE") was 14.94 percent compared to 16.08 in 1998. ROE on an operating basis was 15.50 percent in 1999.
         -        The productivity ratio in the banking segment improved to
                  55.62 percent in 1999 from 57.69 percent.
         - Asset quality remained strong. Nonperforming assets were $53.7 million, or .47 percent of total loans and foreclosed properties, at March 31, 1999, compared to $49.3 million, or .42 percent, at the end of March 31, 1998.
         - Net interest income (TEB) was $191.3 million, an increase of 4 percent over the first quarter of 1998.
         - Noninterest income grew 7 percent. Investment services income increased 17 percent and made up 82 percent of the overall growth in noninterest income. This growth reflects First American's progress in transforming from a bank to a financial services company.

         - Noninterest expense, excluding the merger and integration costs, increased only 3 percent compared to the first quarter of 1998.
         -        Average earning assets increased 9 percent.
         - Average loans decreased 5 percent. Average loan volume, adjusted for loans securitized and retained, was 5 percent higher than in 1998.
         -        Average deposits increased 4 percent.
         - Capital adequacy remained strong and exceeded the regulatory requirements to be classified as "well capitalized." The risk-based capital ratio was 12.58 percent at March 31, 1999, compared to 11.33 percent a year ago.

         The selected financial data set forth in Table 1 presents certain information highlighting the results of operations and financial condition for First American for each of the last five quarters.

TABLE 1:  SELECTED QUARTERLY FINANCIAL DATA

=================================================================================================================================
                                                                  1999                              1998
                                                              -----------   -----------------------------------------------------
                                                                 FIRST         Fourth        Third        Second          First
                                                                QUARTER        Quarter      Quarter       Quarter        Quarter
---------------------------------------------------------------------------------------------------------------------------------
CONDENSED INCOME STATEMENTS (in thousands):
  Net interest income, taxable equivalent basis (1)           $   191,299   $   194,041   $   187,360   $   187,343   $   184,416
  Less taxable equivalent adjustment                                5,499         5,415         5,270         4,926         3,937
---------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                             185,800       188,626       182,090       182,417       180,479
  Provision for loan losses (2)                                     9,234        19,054         8,604         6,337         6,938
  Noninterest income                                              116,701       115,632       128,140       124,441       109,399
  Noninterest expense                                             186,609       168,307       175,270       189,585       181,951
  Merger and integration costs                                      3,274        12,523        37,159        72,043            --
---------------------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                                103,384       104,374        89,197        38,893       100,989
  Income tax expense                                               36,920        36,543        31,700        17,205        36,643
---------------------------------------------------------------------------------------------------------------------------------
  Net income                                                  $    66,464   $    67,831   $    57,497   $    21,688   $    64,346
=================================================================================================================================
  Operating earnings (3)                                      $    68,952   $    83,118   $    75,890   $    71,452   $    64,346
=================================================================================================================================
SELECTED PER SHARE DATA:
  Net income:
    Basic                                                     $       .58   $       .59   $       .51   $       .19   $       .58
    Diluted                                                           .57           .58           .50           .19           .57
  Operating earnings (3):
    Diluted                                                           .59           .71           .67           .63           .57
  Cash dividends declared                                             .25           .25           .25           .25           .20
  Book value (end of period)                                        15.58         15.30         15.04         14.71         14.57
  Market price (end of period)                                     36.875        44.375        38.375        48.125         49.00
  Market/book (end of period)                                        2.37 X        2.90x         2.55x         3.27x         3.36x
=================================================================================================================================
AVERAGES (in thousands):
  Assets                                                      $20,267,581   $20,333,130   $19,336,177   $18,879,074   $18,572,030
  Loans, net of unearned discount                              11,415,835    11,385,949    11,142,042    11,631,714    12,067,547
  Earning assets                                               18,344,240    18,423,046    17,636,487    17,149,566    16,809,933
  Deposits                                                     14,602,033    14,720,534    14,086,042    14,201,774    14,014,948
  Long-term debt                                                1,195,529     1,209,973       871,991       538,197       612,028
  Shareholders' equity                                          1,804,618     1,746,481     1,671,239     1,653,162     1,623,245
=================================================================================================================================
END OF PERIOD (in thousands):
  Assets                                                      $20,326,467   $20,731,770   $19,854,123   $20,064,152   $19,228,661
  Loans, net of unearned discount                              11,468,872    11,524,943    11,092,918    11,587,327    11,870,157
  Earning assets                                               18,529,745    18,658,658    17,964,882    18,117,659    17,232,170
  Deposits                                                     14,435,264    15,270,756    14,001,390    14,445,748    14,467,517
  Long-term debt                                                1,227,744     1,152,939     1,262,068       610,125       605,867
  Shareholders' equity                                          1,817,869     1,779,795     1,701,275     1,660,167     1,640,914
=================================================================================================================================
SIGNIFICANT RATIOS:
  Return on average assets                                           1.33%         1.32%         1.18%          .46%         1.41%
  Return on average assets - operating (3)                           1.38          1.62          1.56          1.52          1.41
  Return on average equity                                          14.94         15.41         13.65          5.26         16.08
  Return on average equity - operating (3)                          15.50         18.88         18.02         17.34         16.08
  Dividends declared per share to basic net income per share
    (dividend payout ratio)                                         43.10         42.37         49.02        131.58         34.48
  Productivity - banking segment (4)                                55.62         49.36         51.73         55.26         57.69
  Average equity to average assets                                   8.90          8.59          8.64          8.76          8.74
  Average loans to average deposits                                 78.18         77.35         79.10         81.90         86.10
  Average core deposits to average total deposits                   86.77         86.82         87.84         88.59         89.18
  Allowance to net loans (end of period)                             1.65          1.72          1.72          1.63          1.54
  Nonperforming assets to loans and foreclosed properties
    (end of period) (5)                                               .47           .48           .38           .38           .42
  Net interest margin                                                4.23          4.18          4.21          4.38          4.45
=================================================================================================================================
OTHER STATISTICS:
  Average common shares outstanding (in thousands):
    Basic                                                         115,409       115,170       112,003       111,794       111,060
    Diluted                                                       117,226       117,117       113,973       114,065       113,545
  End of period common shares (in thousands)                      116,692       116,319       113,102       112,896       112,607
  Number of full-time equivalent employees (end of period)          7,219         7,195         6,803         7,320         7,577
=================================================================================================================================

(1) Adjusted to a taxable equivalent basis based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit.
(2) Fourth quarter 1998 includes an additional loan loss provision for Pioneer of $9.5 million.
(3) Excludes merger-related charges and the third quarter 1998 gain on the sale of a corporate trust business.
(4) Ratio of operating expenses to taxable equivalent net interest income plus noninterest income excluding operations related to Enterprises, merger and integration costs, and certain nonrecurring transactions such as asset sales.
(5)      Excludes loans 90 days or more past due on accrual.

INCOME STATEMENT ANALYSIS
NET INTEREST INCOME (TEB)

         For purposes of this discussion, total revenues consist of the sum of net interest income and noninterest income. Net interest income represented 62 percent of total revenues in the first quarter of 1999 and 63 percent in the first quarter of 1998. Net interest income in the first quarter of 1999 was up $6.9 million, or 4 percent, from the first quarter of 1998.

         Various components of the balance sheet and their respective yields and rates, which affect net interest income, are presented in Table 2. The information presented in Table 3 provides a summary of the effect on net interest income of changes in average balances and changes in yields/rates. As shown in Table 3, the increase in net interest income resulted primarily from an increase in the volume of earning assets partially offset by rate-related decreases.

         The net interest spread declined 14 basis points to 3.58 percent in the first quarter of 1999 from 3.72 percent in the same period last year as yields on earning assets decreased more than rates paid on interest-bearing liabilities.

         The yield on earning assets decreased 59 basis points from 8.16 percent in the first quarter of 1998 to 7.57 percent in the first quarter of 1999. The decrease in the yield on earning assets was essentially reflective of the overall lower interest rate environment in the first quarter of 1999 compared to the same period in 1998. For example, the prime rate averaged 7.75 percent in the first quarter of 1999 versus 8.50 percent in the first quarter of 1998; the 5-year U.S. Treasury bill yield averaged 4.88 percent in the first quarter of 1999 compared to 5.51 percent in the first quarter of 1998. Also contributing to the decreased yield on earning assets was an increase in investment securities (which generally have lower yields than loans). Reference is made to the "Balance Sheet Analysis" section in this discussion for additional information on earning assets and on the increase in the investment securities portfolio.

         The lower rate paid on deposits contributed to the 45 basis point decrease in the average rate paid on interest-bearing liabilities. Average rates paid on interest-bearing deposits declined 49 basis points primarily due to the general decline in market rates. Although average deposits increased, additional borrowings were needed to fund the increased volume of earning assets, contributing to the 22 basis point decrease in the net interest margin. Reference is made to the captions "Core Deposits" and "Borrowed Funds" for additional information, including First American's funding strategy.

TABLE 2: CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES

========================================================================================================================
                                                                         Three Months Ended March 31
                                                   ----------------------------------------------------------------------
                                                                     1999                               1998
                                                   ----------------------------------    --------------------------------
                                                                               AVERAGE                            Average
                                                     AVERAGE         INCOME/    YIELD/       Average     Income/   Yield/
(dollars in thousands)                                BALANCE        EXPENSE     RATE        Balance     Expense    Rate
------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:(1)
   Taxable securities:
     Held to maturity                              $  1,973,963    $    32,301   6.64%   $    659,969    $ 10,744   6.60%
     Available for sale                               3,969,233         62,883   6.43       3,443,367      59,616   7.02
   Tax-exempt securities
     Held to maturity                                    43,861            893   8.26          38,742         715   7.48
     Available for sale                                 370,914          6,545   7.16         253,671       4,904   7.84
------------------------------------------------------------------------------------------------------------------------
     Total securities                                 6,357,971        102,622   6.55       4,395,749      75,979   7.01
   Federal funds sold and repurchase agreements         215,101          1,688   3.18         124,682       1,726   5.61
   Mortgage loans held for sale                         178,365          2,647   6.02         147,173       2,792   7.69
   Loans, net of unearned discount
     Commercial                                       5,473,730        108,168   8.01       4,618,049      95,553   8.39
     Consumer-amortizing mortgages                    1,765,626         36,810   8.46       2,852,131      57,765   8.21
     Consumer-other                                   2,697,980         57,088   8.58       2,630,338      60,444   9.32
     Real estate-construction                           453,481          9,085   8.12         481,836       9,868   8.31
     Real estate-commercial mortgages
       and other                                      1,025,018         22,109   8.75       1,485,193      32,660   8.92
------------------------------------------------------------------------------------------------------------------------
     Loans, net of unearned discount                 11,415,835        233,260   8.29      12,067,547     256,290   8.61
   Other                                                176,968          2,272   5.21          74,782       1,234   6.69
------------------------------------------------------------------------------------------------------------------------
       Total earning assets(1)                       18,344,240    $   342,489   7.57%     16,809,933    $338,021   8.16%
Allowance for loan losses                              (197,229)                             (188,149)
Cash and due from banks                               1,006,053                               927,155
Other assets                                          1,114,517                             1,023,091
------------------------------------------------------------------------------------------------------------------------
Total assets                                       $ 20,267,581                          $ 18,572,030
========================================================================================================================
Deposits and borrowed funds:
   Demand deposits                                 $  2,819,720                          $  2,656,073
   Interest-bearing deposits:
       NOW accounts                                   2,542,397    $    13,308   2.12%      2,124,046    $ 10,103   1.93%
       Money market accounts                          2,568,801         19,198   3.03       2,895,824      31,030   4.35
       Regular savings                                1,046,288          6,059   2.35         958,650       5,831   2.47
       Certificates of deposit under $100,000         2,885,184         35,633   5.01       3,112,135      40,700   5.30
       Certificates of deposit $100,000 and over      1,669,749         22,145   5.38       1,394,775      18,833   5.48
       Other time                                       807,846          9,646   4.84         752,450      10,343   5.57
       Foreign                                          262,048          2,808   4.35         120,995       1,541   5.17
------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits               11,782,313        108,797   3.74      11,358,875     118,381   4.23
------------------------------------------------------------------------------------------------------------------------
       Total deposits                                14,602,033                            14,014,948
     Federal funds purchased and repurchase
         agreements                                   2,153,443         23,286   4.39       1,713,821      21,066   4.99
     Other short-term borrowings                        210,209          2,550   4.92         330,962       4,677   5.73
     Long-term debt                                   1,195,529         16,557   5.62         612,028       9,481   6.28
------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits and
           borrowed funds                            15,341,494    $   151,190   3.99%     14,015,686    $153,605   4.44%
------------------------------------------------------------------------------------------------------------------------
         Total deposits and borrowed funds           18,161,214                            16,671,759
Other liabilities                                       301,749                               277,026
Shareholders' equity                                  1,804,618                             1,623,245
------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity         $ 20,267,581                          $ 18,572,030
========================================================================================================================
Net interest income(1)                                             $   191,299                           $184,416
Provision for loan losses                                                9,234                              6,938
Noninterest income                                                     116,701                            109,399
Noninterest expense                                                    189,883                            181,951
------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                       108,883                            104,926
Income tax expense                                                      42,419                             40,580
------------------------------------------------------------------------------------------------------------------------
Net income                                                         $    66,464                           $ 64,346
========================================================================================================================
Net interest spread                                                              3.58%                              3.72%
Benefit of interest-free funding                                                  .65                                .73
------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                              4.23%                              4.45%
========================================================================================================================

(1) Yields/rates and income/expense amounts are presented on a fully taxable equivalent basis based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit; related interest income includes taxable equivalent adjustments of $5.5 million in first quarter of 1999 and $3.9 million in first quarter of 1998. Nonaccrual loans are included in average loans and average earning assets. Consequently, yields on those items are lower than they would have been if these loans had earned at their contractual rates of interest. Yields on all securities are computed based on carrying value. Loan fees considered an integral part of the lending function are included in rates and related interest categories.

TABLE 3:  RATE-VOLUME RECAP

============================================================================================
                                                       THREE MONTHS ENDED MARCH 31, 1998 VS.
                                                        THREE MONTHS ENDED MARCH 31, 1999
                                                      --------------------------------------
                                                                      INCREASE (DECREASE)(1)
                                                       TOTAL                 DUE TO
                                                      INCREASE       ------------------------
(in millions)                                        (DECREASE)       VOLUME         RATE
--------------------------------------------------------------------------------------------
CHANGE IN INTEREST INCOME:
    Securities:
      Taxable
        Held to maturity                              $ 21,557       $ 21,384       $    173
        Available for sale                               3,267          9,103         (5,836)
      Tax-exempt
           Held to maturity                                178             94             84
           Available for sale                            1,641          2,266           (625)
                                                      --------
               Total securities                         26,643         33,917         (7,274)
                                                      --------
    Loans, net of unearned discount                    (23,030)       (13,836)        (9,194)
    Mortgage loans held for sale                          (145)           591           (736)
    Federal funds sold and securities purchased
      under agreements to resell                           (38)         1,251         (1,289)
    Other                                                1,038          1,686           (648)
                                                      --------
      Total change in interest income                    4,468         30,871        (26,403)
                                                      --------
CHANGE IN INTEREST EXPENSE:
    NOW                                                  3,205          1,991          1,214
    Money market accounts                              (11,832)        (3,508)        (8,324)
    Certificates of deposit under $100,000              (5,067)        (2,966)        (2,101)
    Certificates of deposit $100,000 and greater         3,312          3,716           (404)
    Other interest-bearing deposits                        798          2,746         (1,948)
    Short-term borrowings                                   93          4,018         (3,925)
    Long-term debt                                       7,076          9,035         (1,959)
                                                      --------
      Total change in interest expense                  (2,415)        14,515        (16,930)
                                                      --------
CHANGE IN NET INTEREST INCOME                         $  6,883         16,356         (9,473)
============================================================================================

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

NONINTEREST INCOME

         Noninterest income is a growing component of First American's total revenues as evidenced by the increase in the ratio of noninterest income to total revenues from 37 percent during the first quarter of 1998 to 38 percent in the first quarter of 1999. Noninterest income totaled $116.7 million in the first quarter of 1999, up $7.3 million, or 7 percent, from the same period last year.

         As shown in Table 4, the largest contribution to the increase in First American's noninterest income came from investment services income. Investment services income increased $6 million, or 17 percent, in the first quarter of 1999 compared to the first quarter of 1998. The increase in investment services income was primarily attributable to retail brokerage commissions of the Enterprises segment. Growth in investment services income is an indicator of how First American is succeeding in implementing its strategy of transforming from a bank to a financial services company.

TABLE 4:  NONINTEREST INCOME

=======================================================================================================
                                                                  THREE MONTHS ENDED MARCH 31
                                                         ----------------------------------------------
                                                                                        1999 vs. 1998
                                                                                     ------------------
(dollars in thousands)                                     1999          1998        $ Change        %
-------------------------------------------------------------------------------------------------------
Noninterest income:
   Investment services income                            $ 41,416      $ 35,420      $ 5,996        17%
   Service charges on deposit accounts                     31,384        29,463        1,921         7
   Commissions and fees on fiduciary activities             9,825        10,804         (979)       (9)
   Mortgage banking                                        11,472        10,742          730         7
   Merchant discount fees                                     911           800          111        14
   Net realized gain on sale of securities                  2,339         1,685          654        39
   Trading account revenue                                  1,140         1,957         (817)      (42)
   Other:
      Open-end credit fees                                  3,025         2,750          275        10
      Other service fees                                    3,149         2,755          394        14
      Collection, exchange and related bank fees            1,889         3,195       (1,306)      (41)
      Insurance and acceptance commissions                  1,157         1,496         (339)      (23)
      Fees and service charges on letters of credit         1,146         1,445         (299)      (21)
      Miscellaneous                                         7,848         6,887          961        14
---------------------------------------------------------------------------------------------
         Total other income                                18,214        18,528         (314)       (2)
---------------------------------------------------------------------------------------------
         Total noninterest income                        $116,701      $109,399      $ 7,302         7
=======================================================================================================

         Explanations for significant changes from 1998 to 1999 in other categories of noninterest income are as follows:

         - Service charges on deposit accounts. Increases in NSF charges on individual demand deposit accounts accounted for most of the increase.
         - Commissions and fees on fiduciary activities. The decrease is partially due to the sale of the corporate trust business.
         - Mortgage banking. The increase was primarily attributable to an increase in net gains on mortgage loans held for sale.

NONINTEREST EXPENSE

         Noninterest expense, as shown in Table 5, was up $7.9 million, or 4 percent, in the first quarter of 1999 from the same period last year. The 1999 amount included nonrecurring merger and integration costs of $3.3 million, which consisted of $1.6 million of systems and operations conversions costs, $1.3 million related to the branch divestiture, and $.4 million of other costs. Excluding the merger and integration costs, noninterest expense increased $4.6 million, or 3 percent.

TABLE 5: NONINTEREST EXPENSE

===================================================================================================
                                                                 THREE MONTHS ENDED MARCH 31
                                                   ------------------------------------------------
                                                                                     1999 vs. 1998
                                                                                 ------------------
(dollars in thousands)                                1999            1998        $ Change        %
---------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                   $  88,233       $ 90,336      $(2,103)       (2)%
  Subscribers' commissions                            24,295         20,190        4,105        20
  Net occupancy                                       13,184         12,722          462         4
  Equipment                                           13,310         11,961        1,349        11
  Systems and processing                               3,916          3,664          252         7
  Communication                                        8,881          7,306        1,575        22
  Marketing                                            5,926          5,155          771        15
  Supplies                                             2,811          3,364         (553)      (16)
  Goodwill amortization                                4,504          4,405           99         2
  Other:
    Software                                           2,926          3,416         (490)      (14)
    Loan/credit                                        2,678          1,992          686        34
    Amortization of mortgage servicing rights          3,057          1,940        1,117        58
    Noninterest deposit                                2,623          1,737          886        51
    Other real estate (income) expense                  (830)           149         (979)     (657)
    Professional fees                                  3,347          3,520         (173)       (5)
    Miscellaneous taxes                                2,315          2,875         (560)      (19)
    Miscellaneous                                      5,433          7,219       (1,786)      (25)
---------------------------------------------------------------------------------------------------
       Total other expense                            21,549         22,848       (1,299)       (6)
---------------------------------------------------------------------------------------------------
    Subtotal noninterest expense                     186,609        181,951        4,658         3
Merger and integration costs                           3,274             --        3,274       100
---------------------------------------------------------------------------------------------------
       Total noninterest expense                   $ 189,883       $181,951      $ 7,932         4
===================================================================================================


         The largest increase in noninterest expense came from IFC's subscribers' commissions. Subscribers' commissions were up $4.1 million, or 20 percent, in the first quarter of 1999 over the same period last year. The increase in subscribers' commissions is directly related to the increase in brokerage activity income of the Enterprises segment.

         Explanations for significant changes from 1998 to 1999 in other categories of noninterest expense are as follows:

         - Salaries and employee benefits. The $2.1 decrease reflected a number of factors, including decreases in salaries and benefit expense related to synergies achieved in connection with the 1998 mergers (the number of employees was down 5 percent at March 31, 1999 from a year ago). Additional decreases resulted from performance-based accruals for incentives, commissions, and benefits. The decreases were partially offset by pay rate increases and increases in variable costs related to temporary and contract labor.
         - Equipment. The $1.3 million increase was primarily attributable to increases in rental expense.
         - Communications. The 22 percent increase resulted from higher expenditures for network telecommunications and courier services.
         - Other. The decrease in other expenses was primarily attributable to net gains realized on sales of other real estate and fixed assets. Offsetting these gains was an increase in the amortization of mortgage servicing rights, due to an increase in the portfolio of servicing rights.

INCOME TAXES

         Income tax expense in the first quarter of 1999 was $36.9 million, which resulted in an effective tax rate of 35.7 percent of pretax income versus $36.6 million, or 36.3 percent of pretax income, for the same period in 1998. The decrease in the effective tax rate for 1999 compared to 1998 was primarily attributable to a more favorable effective state income tax rate.

BALANCE SHEET ANALYSIS
LOAN PORTFOLIO

         Loans comprised the largest component of earning assets. During 1998, First American securitized approximately $1.2 billion of mortgage loans, which were contributed to a Real Estate Investment Trust established by First American. Approximately $977.2 million was securitized between March 31, 1998, and March 31, 1999. Securitizations and retention result in a change in classification from loans to securities on the balance sheet and affect the growth rates of reported loans and investment securities. Excluding the effect of securitizations, divestitures, and business combinations except Deposit Guaranty and Pioneer, average loans increased $216.9 million, or 2 percent, in the first quarter of 1999 compared to the same period in 1998.

         In addition to the effect of divestitures and securitizations, loan balances were also affected by unanticipated client attrition associated with operational and customer issues, which resulted from the integration of Deposit Guaranty. First American is focused on retaining clients, returning historical levels of customer service, and generating new business.

INVESTMENT SECURITIES PORTFOLIO

         The securities portfolio is the second largest component of earning assets, representing 35 percent of average earning assets during the first quarter of 1999 compared to 26 percent during the first quarter of 1998. The increase in the investment securities portfolio between the first quarter of 1998 and the first quarter of 1999 was primarily attributable to two factors:
(1) the securitization and retention of mortgage loans and (2) the strategic increase in the portfolio. Excluding the effects of the securitizations, average investment securities increased 17 percent, in the first quarter of 1999 over the first quarter of 1998.

CORE DEPOSITS

         Core deposits are First American's primary source of funding and consist of total deposits less certificates of deposit $100,000 and over and foreign deposits. Average core deposits for the first quarter of 1999 compared to the first quarter of 1998 increased $171.1 million, or 1 percent. Excluding the effect of business combinations except Deposit Guaranty and Pioneer and divestitures, average deposits decreased $252.9 million, or 2 percent, in the first quarter of 1999 compared to the first quarter of 1998.

         As shown in Table 6, decreases in money market accounts and certificates of deposit less than $100,000 were the primary types of core deposits that decreased in the first three months of 1999 compared to the first three months of 1998. Changes in balances of core deposits reflect some service quality issues associated with the Deposit Guaranty integration and an overall industry trend of funds moving out of traditional deposits into alternative investment products. Programs currently in place to increase core funding include the offering of updated products, such as the First American Platinum Account, High Yield Savings Account, and the Select Rewards Program. First American is responding to the service quality issues by: (1) offering a "5-Minute Guarantee" to clients (i.e., clients receive $5 if not served within five minutes while in a teller line), (2) specialized service training, (3) balancing retention with new sales in the retail incentive plans, and (4) adding a senior service executive to the retail bank organization. First American is responding to the overall industry trend to invest in alternative products with its ISG Funds, which is made up of 16 individual mutual funds and 5 additional tailored "fund-of-funds." First American believes that continued flexibility and innovation will be required of financial services companies to attract future funding.

         First American's core deposits are expected to increase at a slower pace than loans during the remainder of 1999.

TABLE 6: AVERAGE CORE DEPOSITS AND BORROWED FUNDS

===============================================================================================================================
                                        QUARTER ENDED    Quarter Ended     Quarter Ended   MARCH 31, 1999 VS. March 31, 1999 vs.
                                        MARCH 31, 1999   March 31, 1998  December 31, 1998   MARCH 31, 1998   December 31, 1998
                                        --------------   --------------  ----------------- ------------------ -----------------
(dollars in millions)                     AMOUNT     %     Amount    %      Amount    %    $ CHANGE      %    $ Change    %
-------------------------------------------------------------------------------------------------------------------------------
Demand deposits (noninterest bearing)   $ 2,819.7   16%  $ 2,656.1   16%  $ 2,921.1   16%  $  163.6      6%   $(101.4)    (3)%
NOW accounts                              2,542.4   14     2,124.1   13     2,414.9   13      418.3     20      127.5      5
Money market accounts                     2,568.8   14     2,895.8   17     2,704.2   15     (327.0)   (11)    (135.4)    (5)
Regular savings                           1,046.3    6       958.6    6       979.4    6       87.7      9       66.9      7
Certificates of deposit under $100,000    2,885.2   16     3,112.1   19     2,984.1   16     (226.9)    (7)     (98.9)    (3)
Other time deposits                         807.8    4       752.4    4       776.4    4       55.4      7       31.4      4
-------------------------------------------------------------------------------------------------------------------------------
     Total core deposits                 12,670.2   70    12,499.1   75    12,780.1   70      171.1      1    (109.9)     (1)
-------------------------------------------------------------------------------------------------------------------------------
Certificates of deposit $100,000
  and over                                1,669.8    9     1,394.8    8     1,725.9    9      275.0     20     (56.1)     (3)
Foreign                                     262.0    1       121.0    1       214.5    1      141.0    117      47.5      22
-------------------------------------------------------------------------------------------------------------------------------
     Total deposits                      14,602.0   80    14,014.9   84    14,720.5   80      587.1      4    (118.5)     (1)
-------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased and
     repurchase agreements                2,153.4   12     1,713.8   10     2,134.9   12      439.6     26      18.5       1
  FHLB advances                             145.4    1       244.6    1       108.1    1      (99.2)   (41)     37.3      35
  Other                                      64.8   --        86.4    1        83.4   --      (21.6)   (25)    (18.6)    (22)
-------------------------------------------------------------------------------------------------------------------------------
     Total short-term borrowings          2,363.6   13     2,044.8   12     2,326.4   13      318.8     16      37.2       2
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt:
  Subordinated and senior notes             200.7    1       200.8    1       200.7    1        (.1)    --        --      --
  FHLB advances                             993.4    6       409.9    3     1,007.4    6      583.5    142     (14.0)     (1)
  Other                                       1.4   --         1.3   --         1.9   --         .1      8       (.5)    (26)
-------------------------------------------------------------------------------------------------------------------------------
     Total long-term debt                 1,195.5    7       612.0    4     1,210.0    7      583.5     95     (14.5)     (1)
-------------------------------------------------------------------------------------------------------------------------------
     Total                              $18,161.1  100%  $16,671.7  100%  $18,256.9  100%  $1,489.4      9%   $(95.8)     (1)%
===============================================================================================================================


BORROWED FUNDS

         Between March 31, 1998, and March 31, 1999, First American placed more reliance on borrowed funds, including certificates of deposit $100,000 and over, and short- and long-term debt.

CAPITAL

         First American's capital position remained strong during the first quarter of 1999. The ratio of average equity to average assets was 8.90 percent during the first quarter of 1999, which compared to 8.74 percent during the first quarter of 1998. The increases in shareholders' equity between March 31, 1998, and March 31, 1999, and between December 31, 1998, and March 31, 1999, were primarily attributable to increases in comprehensive income and issuance of shares for employee benefit plans reduced by dividends paid to shareholders. The "Consolidated Statements of Changes in Shareholders' Equity" provide additional detail on the changes in shareholders' equity during the first quarter of 1999.

         On April 15, 1999, First American's Board of Directors increased the quarterly cash dividend on its common stock by 12 percent to $.28 per share. This dividend will be payable on May 28, 1999, to shareholders of record on May 14, 1999.

         Federal regulators prescribe capital guidelines applicable to First American and its bank and thrift subsidiaries, which as of March 31, 1999, are classified as "well capitalized," the highest regulatory capital rating. Table 7 summarizes the risk-based and related ratios for First American and its principal subsidiary, FANB.

TABLE 7:  CAPITAL RATIOS (1)

======================================================================================================================
                                                    CORPORATION                       FIRST AMERICAN NATIONAL BANK
                                       -------------------------------------     -------------------------------------
                                             MARCH 31            DECEMBER 31          MARCH 31             December 31
                                       -------------------       -----------     -------------------       -----------
                                       1999          1998           1998          1999         1998          1998
                                       -----         -----         -----         -----         -----         -----
Total risk-based capital ratio         12.58%        11.33%        12.16%        12.64%        11.50%        12.40%
Tier I risk-based capital ratio        10.67          9.41         10.25         11.41         10.25         11.15
Tier I leverage ratio                   7.99          7.60          7.72          8.65          8.32          8.88
======================================================================================================================

(1) Risk-based capital ratios were computed using realized equity (total shareholders' equity exclusive of net unrealized gains (losses) on securities available for sale, net of tax).


CREDIT RISK MANAGEMENT
NONPERFORMING ASSETS

         First American's asset quality remains strong as evidenced by its ratio of nonperforming assets (excluding loans 90 days or more past due on accrual status) to total loans and foreclosed properties of .47 percent at March 31, 1999, which is down slightly from year end of .48 percent and up from .42 percent at March 31, 1998. Nonperforming assets (excluding loans 90 days or more past due on accrual status) totaled $53.7 million at March 31, 1999, down $1.3 million, or 2 percent, from December 31, 1998, and up $4.4 million, or 9 percent, from a year ago.

         Note 4 to the consolidated financial statements presents the composition of nonperforming assets and balances of loans contractually past due 90 days or more as to interest or principal payments at March 31, 1999, December 31, 1998, and March 31, 1998.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         As a financial services company which assumes lending and credit risks as a principal element of its business, First American recognizes that credit losses will be experienced in the normal course of business. Accordingly, First American consistently applies a comprehensive methodology and procedural discipline, which is updated on a quarterly basis at the subsidiary level to determine the adequacy of the allowance for loan losses. The allowance for loan losses is based on assessments of the probable estimated losses inherent in the loan portfolio.

         Table 8 provides an analysis of the changes in the allowance for the first quarter of 1999 and the first quarter of 1998. The $8.1 million decrease in the allowance during the first quarter of 1999 from year end 1998 was primarily attributable to a $7.9 million charge-off in connection with a commercial loan to a company doing business as a sub-prime lender that filed for protection under federal bankruptcy laws.

TABLE 8:  ALLOWANCE FOR LOAN LOSSES

=================================================================================================================================
                                                                                                      Three Months Ended March 31
                                                                                                      ---------------------------
(dollars in thousands)                                                                                 1999                1998
---------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                                        $197,681           $187,880
Loans charged off:
   Commercial                                                                                           11,970(1)           2,512
   Consumer--amortizing mortgages                                                                          399                833
   Consumer--other                                                                                      12,232              9,260
   Real estate--construction                                                                                51                  7
   Real estate--commercial mortgages and other                                                             251                136
---------------------------------------------------------------------------------------------------------------------------------
      Total charge-offs                                                                                 24,903             12,748
---------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial                                                                                            3,088              1,007
   Consumer--amortizing mortgages                                                                          123                253
   Consumer--other                                                                                       4,124              3,863
   Real estate--construction                                                                                33                 20
   Real estate--commercial mortgages and other                                                             268                346
---------------------------------------------------------------------------------------------------------------------------------
      Total recoveries                                                                                   7,636              5,489
---------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                                         17,267              7,259
---------------------------------------------------------------------------------------------------------------------------------
Provision charged to operating expenses                                                                  9,234              6,938
Net change due to business combination                                                                      --              1,313
---------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                              $189,648           $188,872
=================================================================================================================================
Allowance to net loans, end of period                                                                     1.65%              1.59%
Allowance to nonperforming loans                                                                        414.55             454.73
Allowance to nonperforming assets                                                                       353.06             382.73%
Net charge-offs to average loans (annualized)                                                              .61                .24
Net charge-offs to average loans (annualized) excluding charge-off of loan to sub-prime lender             .33                .24
=================================================================================================================================

(1)      Includes charge-off of $7,949 thousand of a loan to a sub-prime lender.


         Excluding the effect of the first quarter charge-off to the sub-prime lender, net charge-offs increased $2.1 million in the first quarter of 1999 over the same period last year. The increase reflected the national trend of increasing consumer loan losses.

MARKET RISK MANAGEMENT
INTEREST RATE SENSITIVITY

         In the normal course of business, First American is exposed to market risk arising from fluctuations in interest rates. First American's asset/liability management team determines the appropriate amounts of on-balance-sheet (e.g., loans, investment securities, deposits) and off-balance sheet items (e.g., interest rate swaps) to maintain consistent growth of net interest income with acceptable levels of interest rate risk. Measurement tools used to facilitate the management of interest rate risk include an earnings simulation model, an economic value of equity model, and gap analysis computations.

         First American believes that interest rate risk is best measured by earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are combined with the Asset/Liability Committee's ("ALCO's") forecast of interest rates for the next 12 to 24 months and other factors in order to produce various earnings simulations. To limit interest rate risk, First American has guidelines for earnings at risk which state that net income should not vary by more than 5 percent for a 150 basis point change in rates from ALCO's most likely interest rate forecast over the next twelve months. First American operated within these parameters during the first three months of 1999 and in 1998.

         First American's economic value of equity model measures the extent that estimated economic values of assets, liabilities, and off-balance-sheet items will change as a result of changes in interest rates. To help limit interest rate risk, First American has a guideline stating that for an instantaneous 150 basis point change in interest rates, the economic value of equity will not change by more than 20 percent from the base case. During the first three months of 1999, First American operated within these limits.

         First American's interest rate sensitivity gap model measures the difference between assets and liabilities repricing or maturing within specified time periods. The net interest sensitivity position at March 31, 1999, was a negative 18 percent (a net liability sensitivity position) at a one-year repricing horizon. A cumulative net liability sensitivity (negative amount) indicates that net interest income has a tendency to increase if interest rates decline. Although the gap model is a tool used to manage interest rate risk, the model is limited in its usefulness because the gap position is a snapshot of interest sensitivity for one point in time whereas interest rate gap sensitivity can change on a daily basis.

DERIVATIVE INSTRUMENTS

         Derivative financial instruments are used by First American to improve the balance between interest-sensitive assets and interest-sensitive liabilities. First American uses derivatives as one means to manage its interest rate sensitivity while continuing to meet the credit and deposit needs of customers.

         At March 31, 1999, First American held interest rate contracts with notional values totaling $2.99 billion and a net positive fair value (unrealized net pre-tax gain) of $2.7 million. At March 31, 1998, First American held interest rate contracts with notional values totaling $2.83 billion and a net positive fair value (unrealized net pre-tax gain) of $15 million. All of these were hedges of interest-bearing assets or liabilities, in conjunction with First American's management of its exposure to changes in the interest rate environment. The instruments utilized are noted in the following table, along with their notional amounts and fair values at March 31, 1999 and 1998.

TABLE 9:  DERIVATIVE INSTRUMENTS

                                                                                                               Weighted
                                                                                                               Average
                                                                                      Weighted Average Rate    Maturity
                                         Related Variable Rate          Notional     -----------------------   --------    Fair
(dollars in thousands)                      Asset/Liability              Amount       Paid        Received     Years      Value
----------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 1999
  Interest rate swaps                  Money market deposits           $  150,000    5.43%(1)    5.02%   (2)    2.7    $      640
  Interest rate swaps                  Commercial loans                   625,000    4.99 (2)    6.57    (1)    3.1        17,020
  Interest rate swaps                  Mortgage loans                      19,310    6.65 (1)    4.94    (3)    8.3          (732)
  Interest rate swaps                  FHLB advances                       85,000    6.33 (1)    5.00    (2)    5.5        (2,729)
  Interest rate swaps                  Available for sale securities      210,150    5.04 (1)    5.08    (2)    2.7           885
  Forward interest rate swaps          Money market deposits              350,000    5.78 (1)     N/A  (2,4)    2.2        (1,702)
  Forward interest rate swaps          Available for sale securities    1,550,000    5.86 (1)    5.02  (2,5)    2.1       (10,706)
----------------------------------------------------------------------------------------------------------------------------------
    Total interest rate contracts                                      $2,989,460                                      $    2,676
==================================================================================================================================
March 31, 1998
  Interest rate swaps                  Money market deposits           $  150,000    5.97%(1)    5.68%   (2)    1.9    $      (78)
  Interest rate swaps                  Commercial loans                   775,000    5.64 (2)    6.61    (1)    4.0        20,497
  Interest rate swaps                  Mortgage loans                      20,857    6.65 (1)    5.68    (3)    9.3          (593)
  Interest rate swaps                  FHLB advances                       85,000    6.33 (1)    5.64    (2)    6.4        (1,795)
  Interest rate swaps                  Available for sale securities      100,000    5.54 (1)    5.72    (2)    4.8         1,952
  Interest rate swaps                  Available for sale securities       50,000    5.69 (2)    5.44    (6)    4.5          (692)
  Forward interest rate swaps          Money market deposits              600,000    6.46 (1)    5.65  (2,7)    1.0        (2,074)
  Forward interest rate swaps          Available for sale securities      750,000    6.24 (1)    N/A   (2,8)    2.3        (3,516)
----------------------------------------------------------------------------------------------------------------------------------
    Total interest rate swaps                                           2,530,857                                          13,701
   Interest rate floors                Commercial loans                   300,000    N/A         5.37    (9)    2.6         1,336
----------------------------------------------------------------------------------------------------------------------------------
    Total interest rate contracts                                      $2,830,857                                      $   15,037
==================================================================================================================================

(1)      Fixed rate.
(2)      Variable rate which reprices quarterly based on 3-month LIBOR.
(3)      Variable rate which reprices monthly based on 1-month LIBOR.
(4) Forward swap periods will begin at various dates during 1999. Variable rates were unknown at March 31, 1999.
(5) Forward swap periods have become effective for $500 million and will begin at various dates during 1999 and 2000 for $1,050 million. Variable rates were unknown at March 31, 1999, for forward swaps which were not yet effective. Variable rates are based on LIBOR and will reprice quarterly except $400 million which will reprice semi-annually.
(6) Variable rate which reprices quarterly based on the constant maturity treasury index.
(7) Forward swap periods have become effective for $150 million and will begin at various dates during 1998 for $450 million. Variable rates were unknown at March 31, 1998, for forward swaps which were not yet effective.
(8) Forward swap periods began at various dates during 1998. Variable rates were unknown at March 31, 1998, for forward swaps which were not yet effective.
(9)      Fixed rate strike price, based on 3-month LIBOR.

         As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities, which offer more interest rate risk protection. At March 31, 1999, there were $12.7 million of deferred net gains related to terminated derivatives contracts, and there were $5.1 million of deferred net gains at March 31, 1998. Deferred gains and losses on off-balance-sheet derivative activities are recognized as interest income or interest expense over the original periods covered by the related derivative hedge.

         Net interest income for first quarter 1999 included derivative products pretax net income of $.1 million, compared with $1.3 million for first quarter 1998. Although the stand-alone effect of First American's derivative products on net interest income can vary, hedges are intended to improve First American's overall exposure to changes in the interest rate environment and therefore should not be evaluated on a stand-alone basis.

         Credit risk exposure due to off-balance-sheet derivative activities is closely monitored, and counterparties to these contracts are selected based on their creditworthiness as well as their market-making ability. As of March 31, 1999, all outstanding derivative transactions were with counterparties with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparties allow for the netting of gains and losses in determining net credit exposure to the counterparty. First American's net credit exposure on outstanding interest rate swaps was $15 million at March 31, 1999.

         In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. At this time, management has not fully evaluated the impact of SFAS No. 133. First American will adopt SFAS No. 133 prospectively on January 1, 2000.

LIQUIDITY MANAGEMENT

         The ALCO is responsible for ensuring that sufficient funds are available to meet the demands of depositors, borrowers, and creditors. Liquid assets, which include cash and cash equivalents (less Federal Reserve requirements), time deposits with other banks, federal funds sold and securities purchased under agreements to resell, mortgage loans held for sale, trading account securities, and securities that are estimated to mature within one year, amounted to:

         - $1.3 billion, or 7 percent of earning assets, at March 31, 1999,versus
         - $1.7 billion, or 10 percent of earning assets, at March 31, 1998.

The decrease in the ratio is primarily attributable to a decrease in the balances of cash and due from banks, mortgage loans held for sale, and held to maturity securities maturing within a year, and a higher level of earning assets. In addition to assets included in liquid assets, available-for-sale securities maturing after one year, which can be sold to meet liquidity needs, had a balance of $4 billion at March 31, 1999, compared to $3.7 billion at March 31, 1998.

         First American's liquidity is enhanced by a sizeable base of core deposits. Additional funds can be raised from regional, national, and international money markets as certificates of deposit $100,000 and over, federal funds purchased, and securities sold under agreements to repurchase. As shown in Table 10 and discussed under the captions, "Core Deposits" and "Borrowed Funds," First American has increased its reliance on noncore interest-bearing liabilities to fund earning assets.

TABLE 10:  LIQUIDITY RATIOS

===================================================================================================
                                                     Three Months Ended March 31
                                                     ---------------------------     Year Ended
                                                        1999         1998         December 31, 1998
---------------------------------------------------------------------------------------------------
Average core deposits to average total deposits        86.77%        89.18%           88.08%
Average core deposits to average earning assets        69.07         74.36            71.70
Long-term debt to total assets (end of period)          6.04          3.15             5.56
===================================================================================================


         An additional source of liquidity is First American's three-year $100 million revolving credit agreement. The credit facility agreement expires in July 2001. First American had no borrowings under the credit agreement facility in 1999.

YEAR 2000 READINESS DISCLOSURE

         The term "Year 2000 issue" refers to the necessity of converting computer/microprocessor-controlled information systems so that such systems recognize four digits to identify a year in any given date field and are able to differentiate between years in the twentieth and twenty-first centuries (e.g., 1900 and 2000). First American continued to make progress towards Year 2000 readiness during the first quarter of 1999.

         To address the Year 2000 issue, in 1997, First American adopted a broad-based approach designed to encompass its total environment. A project manager and a project team comprised of managers from various areas were appointed. Overseeing the project is the Year 2000 Steering Committee made up of senior management. The project team is responsible for evaluating Year 2000 impact on products and systems, developing a plan for bringing those products and systems to Year 2000 ready levels, and testing or verifying that readiness. First American's project team is using a 5-phase approach comprised of awareness, assessment, remediation, validation, and implementation phases. Areas of risk being addressed by the project team include:

         - Business Systems Applications. This involves Year 2000 remediation of application software that is used to perform specific business functions such as deposits or loan systems.

         - Technical Infrastructure. This involves Year 2000 remediation of the hardware and software environment used to run application software and includes PC networks, telecommunications, mainframe computers, operating systems, and productivity software.

         - Credit Administration. In this area, the project team is reviewing and addressing the risk associated with Year 2000 status of First American's clients and depositors.

         - Facilities Systems. This involves Year 2000 remediation of microprocessor-controlled systems such as elevators, HVAC systems, security systems, lighting systems, and utilities.

         - Vendor and Third Party Assessment. In this area, the project team has conducted an inventory of the systems and products provided by third parties and has contacted the providers regarding the status of their Year 2000 compliance. In certain instances, First American has conducted or participated in testing to validate vendors' certifications. This has been a broad-based effort including IT vendors, non-IT vendors, and public utilities.

         During the first quarter of 1999, testing validation of mission critical business systems and applications identified during the assessment process was a key focus area. As of March 31, 1999, remediation of mission critical applications was 100 percent complete. By April 16, 1999, recertification of internal testing processes for mission critical systems was also complete. Testing with non-mission critical systems vendors, third party service providers, and customers will continue throughout 1999.

         Other areas of emphasis during the first quarter included updated risk assessments of corporate borrowers, facilities' remediation and testing, and the development of a plan to maintain the Year 2000 readiness of systems previously remediated. With respect to credit issues, First American continues to monitor large borrower relationships, focusing on those considered "high risk" (defined as corporate borrowers with loans of $10 million or greater). An update of the original Year 2000 evaluation of all "high risk" borrowers, which was conducted in 1998, is substantially complete. This effort includes relationships for all depository institutions acquired by First American in 1998. For the remainder of 1999, First American intends to update the evaluations of these borrowers on a periodic basis. Significant progress has also been made in the area of facilities management, and all of First American's multi-tenant facilities have now been remediated and tested for Year 2000 readiness. Also, the development of a plan to control changes to First American's systems environment began in the first quarter. As a result of this, it is anticipated that a general moratorium on changes made to systems will be implemented in the fourth quarter to preserve the Year 2000 ready environment.

         During the first quarter of 1999, the Steering Committee formed cross-functional teams to address customer and internal communications, cash and liquidity issues, and event and contingency planning. With the formation of the communications team, several initiatives were accomplished. Key messages were drafted to ensure that uniform points of communication are promulgated throughout the corporation and used in employee training. A "Year 2000 Readiness Disclosure" brochure was printed and mailed to all branches and deposit account holders in both the First American and Deposit Guaranty markets. City and Regional Presidents were trained and prepared to address key aspects of the Year 2000 project in their respective communities. A communications team representative attended both regulatory and regional bank Year 2000 meetings to ensure First American's communication strategy was coordinated with regulatory agencies' communication plans. Updates on the Year 2000 project are made available to employees through internal newsletters and briefings.

         The cash and liquidity planning team's primary focus is to estimate the amount of additional cash which will be needed to respond to potential customer requests. The plan developed by this team will also address the facilitation of cash distribution throughout the First American system. A detailed project plan has been finalized identifying tasks with completion target dates.

         The event/contingency team's primary objective is to develop plans addressing actions to be taken before, during and after the event period. According to the Federal Financial Institutions Examination Council, "event planning" is a proactive and detailed planning process that covers monitoring specific operations prior to, during, and after January 1, 2000, detecting problems and resolving issues related to whether and how to implement business resumption contingency plans, and communicating with appropriate bank officials and customers. It also involves personnel issues (e.g., vacation/leave policies, the availability of subject matter experts) and communications issues (e.g.,command centers, internal and external notification procedures, call center scripts). First American's event/contingency planning team is in the process of developing detailed plans for each of these areas. This team is also responsible for evaluating the existing contingency plans in place for the First American's core processes and to modify them where necessary to satisfy potential Year 2000 risks. The planning for this aspect of the Year 2000 project is scheduled to be accomplished by June 30, 1999.

         First American does not expect Year 2000 costs to exceed $5 million in the aggregate, exclusive of any costs that might be associated with contingency planning or implementation of contingency planning. External expenses are estimated at $2.2 million. Internal allocation of existing staff is estimated to total approximately $2.5 million.

         First American's management believes its approach to the Year 2000 issue to be comprehensive and does not expect the Year 2000 issue to have a material impact on its results of operations, liquidity, or financial condition.

                          PART I. FINANCIAL INFORMATION

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

           The information called for by this item is incorporated herein by reference to the "Market Risk Management" caption of the Management's Discussion and Analysis included as Item 2 of Part 1 of this report and to the "Interest Rate Sensitivity" and "Derivatives" subsections of Items 7 and 7A contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           Legal proceedings are included in Note 8 to First American's Consolidated Financial Statements for the three months ended March 31, 1999 included herein. See Part I, Item 1.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Number                     Description
                ------     ----------------------------------------------------
                  3.1      Restated Charter of the Registrant currently in
                           effect as amended and corrected is incorporated
                           herein by reference to Exhibit 3.1 of the
                           Registrant's Form 10-Q for the three months ended
                           March 31, 1998.

                  3.2 By-laws of the Registrant currently in effect as amended September 17, 1998, are incorporated herein by reference to Exhibit 3.2 of the Registrant's Form
                           10-Q for the nine months ended September 30, 1998.

                 11 "Computation of Earnings per Common Share" is included in Note 7 to the Consolidated Financial
                           Statements for the three months ended March 31, 1999, and March 31, 1998. See Part 1, Item 1.

                 15 Letter regarding unaudited interim financial information from KPMG LLP, dated April 15, 1999, included herein.

                 27.1 Financial Data Schedule for interim year-to-date period ended March 31, 1999, included herein. (For
                           SEC use only)

                 27.2 Restated Financial Data Schedule for interim year-to-date period ended March 31, 1998, included herein. (For SEC use only)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FIRST AMERICAN CORPORATION
                                -------------------------------------
                                (Registrant)

                                /s/  Allan R. Landon
                                -------------------------------------
                                Allan R. Landon
                                Executive Vice President, CFO and
                                  Principal Financial Officer

                                Date:      May 14, 1999
                                     --------------------------------

                                /s/  Marvin J. Vannatta, Jr.
                                -------------------------------------
                                Marvin J. Vannatta, Jr.
                                Executive Vice President and
                                 Principal Accounting Officer

                                Date:          May 14, 1999
                                     --------------------------------