Form 10-Q
period 1999-06-30
FIRST AMERICAN CORP /TN/
filed 1999-08-12
CIK 36068

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1999
                                       OR

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding:  116,010,149 as of July 31, 1999.

                           FIRST AMERICAN CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                                            Page
                                                                                            ----
Part I.   Financial Information

Item 1    Financial Statements (unaudited)

          Consolidated Income Statements for the Three and Six
          Months Ended June 30, 1999 and 1998                                                 3

          Consolidated Balance Sheets as of June 30, 1999 and
          1998 and December 31, 1998                                                          4

          Consolidated Statements of Changes in Shareholders'
          Equity for the Six Months Ended June 30, 1999
          and June 30, 1998                                                                   5

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1999 and June 30, 1998                                        6

          Notes to Consolidated Financial Statements                                          7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                11

Item 3    Quantitative and Qualitative Disclosures about Market Risk                         28


Part II.  Other Information

Item 1    Legal Proceedings                                                                  28

Item 4    Submission of Matters to a Vote of Security Holders                                28

Item 6    Exhibits and Reports on Form 8-K                                                   29

FIRST AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                            Three Months Ended      Six Months Ended
                                                                                 June 30                June 30
                                                                            -------------------   -------------------
(in thousands, except per share amounts)                                      1999       1998       1999       1998
                                                                            --------   --------   --------   --------
INTEREST INCOME
   Loans                                                                    $240,058   $248,941   $472,467   $504,158
   Securities
     Taxable                                                                  97,892     80,373    190,692    149,824
     Tax-exempt                                                                4,260      3,967      9,480      7,649
   Federal funds sold and securities purchased under agreements to resell        939      1,440      2,627      3,166
   Mortgage loans held for sale                                                1,496      3,450      4,143      6,242
   Time deposits with other banks and other interest                           1,160      1,233      3,386      2,449
                                                                            --------   --------   --------   --------
       Total interest income                                                 345,805    339,404    682,795    673,488
                                                                            --------   --------   --------   --------
INTEREST EXPENSE
   Deposits                                                                  108,481    118,840    217,278    237,221
   Short-term borrowings                                                      32,623     28,687     58,459     54,430
   Long-term debt                                                             17,267      9,460     33,824     18,941
                                                                            --------   --------   --------   --------
       Total interest expense                                                158,371    156,987    309,561    310,592
                                                                            --------   --------   --------   --------
NET INTEREST INCOME                                                          187,434    182,417    373,234    362,896
PROVISION FOR LOAN LOSSES                                                     11,089      6,337     20,323     13,275
                                                                            --------   --------   --------   --------
       Net interest income after provision for loan losses                   176,345    176,080    352,911    349,621
                                                                            --------   --------   --------   --------
NONINTEREST INCOME
   Investment services income                                                 45,691     43,053     87,107     78,473
   Service charges on deposit accounts                                        32,467     32,500     63,851     61,963
   Commissions and fees on fiduciary activities                                9,951     10,566     19,776     21,370
   Mortgage banking                                                           10,255     14,873     21,727     25,615
   Merchant discount fees                                                      1,162        964      2,073      1,764
   Net realized gain on sales of securities                                    2,225      1,466      4,564      3,151
   Trading account revenue                                                     4,974      2,102      6,114      4,059
   Other                                                                      19,166     18,917     37,380     37,445
                                                                            --------   --------   --------   --------
       Total noninterest income                                              125,891    124,441    242,592    233,840
                                                                            --------   --------   --------   --------
NONINTEREST EXPENSE
   Salaries and employee benefits                                             85,071     88,907    173,304    179,243
   Subscribers' commissions                                                   27,477     26,787     51,772     46,977
   Net occupancy                                                              13,602     13,020     26,786     25,742
   Equipment                                                                  13,860     12,137     27,170     24,098
   Systems and processing                                                      5,137      3,632      9,053      7,296
   Communication                                                               8,243      7,405     17,124     14,711
   Marketing                                                                   4,650      5,294     10,576     10,449
   Supplies                                                                    3,062      3,024      5,873      6,388
   Goodwill amortization                                                       4,490      4,405      8,994      8,810
   Merger-related charges                                                     24,765     72,043     28,039     72,043
   Other                                                                      22,143     24,974     43,692     47,822
                                                                            --------   --------   --------   --------
       Total noninterest expense                                             212,500    261,628    402,383    443,579
                                                                            --------   --------   --------   --------
INCOME BEFORE INCOME TAX EXPENSE                                              89,736     38,893    193,120    139,882
Income tax expense                                                            32,402     17,205     69,322     53,848
                                                                            --------   --------   --------   --------
NET INCOME                                                                  $ 57,334   $ 21,688   $123,798   $ 86,034
                                                                            ========   ========   ========   ========
PER COMMON SHARE:
   Net income:
     Basic                                                                  $    .50   $    .19   $   1.07   $    .77
     Diluted                                                                     .49        .19   $   1.06   $    .76
   Dividends declared                                                            .28        .25        .53        .45
                                                                            ========   ========   ========   ========
Average common shares outstanding:
   Basic                                                                     115,714    111,794    115,562    111,429
   Diluted                                                                   117,376    114,065    117,302    113,806
                                                                            ========   ========   ========   ========

See accompanying notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                      June 30
                                                                           ----------------------------    December 31
(in thousands, except share amounts)                                           1999            1998            1998
                                                                           ------------    ------------    ------------
ASSETS
   Cash and due from banks                                                 $    981,309    $  1,064,284    $  1,203,358
   Time deposits with other banks                                                16,340           5,238         297,374
   Federal funds sold and securities purchased under agreement to resell         48,119         104,425         351,989
                                                                           ------------    ------------    ------------
     Total cash and cash equivalents                                          1,045,768       1,173,947       1,852,721
                                                                           ------------    ------------    ------------
   Securities:
     Held to maturity (fair value $2,525,487, $964,270, and
       $1,739,852, respectively)                                              2,574,818       1,016,704       1,730,460
     Available for sale (amortized cost $4,393,104, $5,066,063, and
       $4,505,730, respectively)                                              4,243,537       5,082,250       4,495,160
                                                                           ------------    ------------    ------------
       Total securities                                                       6,818,355       6,098,954       6,225,620
                                                                           ------------    ------------    ------------
   Trading account securities                                                    72,516         109,577          43,987
   Mortgage loans held for sale                                                  49,626         212,138         214,745

   Loans:
     Commercial                                                               5,994,930       4,745,201       5,558,099
     Consumer--amortizing mortgages                                           1,761,057       2,161,112       1,784,035
     Consumer--other                                                          2,789,647       2,676,155       2,690,227
     Real estate--construction                                                  768,774         501,515         452,191
     Real estate--commercial mortgages and other                                957,945       1,517,331       1,053,147
                                                                           ------------    ------------    ------------
       Total loans                                                           12,272,353      11,601,314      11,537,699
     Unearned discount                                                           (7,349)        (13,987)        (12,756)
                                                                           ------------    ------------    ------------
       Loans, net of unearned discount                                       12,265,004      11,587,327      11,524,943
     Allowance for loan losses                                                 (188,787)       (189,279)       (197,681)
                                                                           ------------    ------------    ------------
       Total net loans                                                       12,076,217      11,398,048      11,327,262
                                                                           ------------    ------------    ------------
   Premises and equipment, net                                                  381,500         364,119         383,865
   Other assets                                                               1,085,182         707,369         683,570
                                                                           ------------    ------------    ------------
       Total assets                                                        $ 21,529,164    $ 20,064,152    $ 20,731,770
                                                                           ============    ============    ============

LIABILITIES
   Deposits:
     Noninterest bearing                                                   $  2,677,123    $  2,936,172    $  3,046,651
     Interest-bearing                                                        11,809,380      11,509,576      12,224,105
                                                                           ------------    ------------    ------------
       Total deposits                                                        14,486,503      14,445,748      15,270,756
                                                                           ------------    ------------    ------------
   Short-term borrowings                                                      3,264,383       2,864,933       2,213,637
   Long-term debt                                                             1,786,489         610,125       1,152,939
   Other liabilities                                                            223,921         483,179         314,643
                                                                           ------------    ------------    ------------
       Total liabilities                                                     19,761,296      18,403,985      18,951,975
                                                                           ------------    ------------    ------------

SHAREHOLDERS' EQUITY
   Common stock, $2.50 par value; authorized 200,000,000
     shares; issued: 116,894,507 shares at June 30, 1999;
     112,895,895 shares at June 30, 1998, and 116,318,734
     shares at December 31, 1998                                                292,236         282,239         290,797
   Additional paid-in capital                                                   255,001         191,239         241,333
   Retained earnings                                                          1,348,431       1,209,443       1,286,512
   Deferred compensation on restricted stock                                    (33,771)        (33,543)        (31,781)
                                                                           ------------    ------------    ------------
     Realized shareholders' equity                                            1,861,897       1,649,378       1,786,861
   Accumulated other comprehensive (loss) income, net of tax                    (94,029)         10,789          (7,066)
                                                                           ------------    ------------    ------------
       Total shareholders' equity                                             1,767,868       1,660,167       1,779,795
                                                                           ------------    ------------    ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 21,529,164    $ 20,064,152    $ 20,731,770
                                                                           ============    ============    ============

See accompanying notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30,
   1998 AND JUNE 30, 1999           COMMON                                           DEFERRED     EMPLOYEE  ACCUMULATED
                                    SHARES                                         COMPENSATION    STOCK       OTHER
                                    ISSUED                 ADDITIONAL                   ON       OWNERSHIP COMPREHENSIVE
(in thousands except share            AND         COMMON     PAID-IN      RETAINED   RESTRICTED    PLAN    INCOME (LOSS),
   amounts)                       OUTSTANDING     STOCK      CAPITAL      EARNINGS     STOCK    OBLIGATION  NET OF TAX     TOTAL
   --------                       -----------   ---------    -------    -----------   --------  ----------  ----------  -----------
Balance, January 1, 1998          112,187,227   $ 280,468   $ 212,311   $ 1,161,877   $(13,341)  $(163)      $  2,741   $ 1,643,893
Comprehensive income:
   Net income                              --          --          --        86,034         --      --             --        86,034
   Other comprehensive
     income, net of tax                    --          --          --            --         --      --          8,030         8,030
                                                                                                                        -----------
Comprehensive income                                                                                                         94,064
Cash dividends ($.45 per                   --
   common share)                                       --          --       (26,006)        --      --             --       (26,006)
Cash dividends of pooled
   companies                               --          --          --       (11,264)        --      --             --       (11,264)
Repurchase of common stock         (1,211,036)     (3,028)    (60,757)           --         --      --             --       (63,785)
Issuance of common stock:
   Acquisitions                       871,156       2,178       5,524        (1,206)        --      --             18         6,514
   Employee Benefit Plans, net
     of discount on Dividend
     Reinvestment Plan                548,400       1,371       8,906            --         --      --             --        10,277
   Restricted common stock,
     net of forfeitures               500,148       1,250      22,239            --    (23,489)     --             --            --
Amortization of deferred
   compensation on restricted
   stock                                   --          --          --            --      3,287      --             --         3,287
Reduction in employee stock
   ownership plan obligation               --          --          --            --         --     163             --           163
Tax benefit from stock option
   and award plans                         --          --       3,018            --         --      --             --         3,018
Other                                      --          --          (2)            8         --      --             --             6
                                  -----------   ---------   ---------   -----------   --------   -----       --------   -----------
Balance, June 30, 1998            112,895,895   $ 282,239   $ 191,239   $ 1,209,443   $(33,543)  $  --       $ 10,789   $ 1,660,167
                                  ===========   =========   =========   ===========   ========   =====       ========   ===========

Balance, January 1, 1999          116,318,734   $ 290,797   $ 241,333   $ 1,286,512   $(31,781)  $  --       $ (7,066)  $ 1,779,795
Comprehensive income:
    Net income                             --          --          --       123,798         --      --             --       123,798
    Other comprehensive
       loss, net of tax                    --          --          --            --         --      --        (86,963)      (86,963)
                                                                                                                        -----------
Comprehensive income                                                                                                         36,835
Cash dividends ($.53 per
    common share)                          --          --          --       (61,853)        --      --             --       (61,853)
Repurchase of common stock            (52,377)       (131)     (2,000)           --         --      --             --        (2,131)
Issuance of common stock:
    Employee benefit plans, net
      of discount on Dividend
      Reinvestment Plan               498,617       1,246       9,265            --         --      --             --        10,511
    Restricted common stock,
       net of forfeitures             129,533         324       5,015            --     (5,339)     --             --            --
Amortization of deferred
    compensation on restricted
    stock                                  --          --          --            --      3,349      --             --         3,349
Tax benefit from stock option
    and award plans                        --          --       1,388            --         --      --             --         1,388
Other                                      --          --          --           (26)        --      --             --           (26)
                                  -----------   ---------   ---------   -----------   --------   -----       --------   -----------
Balance, June 30, 1999            116,894,507   $ 292,236   $ 255,001   $ 1,348,431   $(33,771)  $  --       $(94,029)  $ 1,767,868
                                  ===========   =========   =========   ===========   ========   =====       ========   ===========

See accompanying notes to consolidated financial statements.

FIRST AMERICAN CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Six Months Ended
                                                                                                             June 30
                                                                                                   ----------------------------
(in thousands)                                                                                         1999             1998
                                                                                                   -----------      -----------
OPERATING ACTIVITIES
   Net income                                                                                      $   123,798      $    86,034
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Provision for loan losses                                                                          20,323           13,275
     Depreciation and amortization of premises and equipment                                            21,784           20,247
     Amortization of intangible assets                                                                  12,006           12,171
     Other amortization, net                                                                             8,126            8,511
     Noncash portion of merger-related charges                                                          18,907               --
     Deferred income tax expense (benefit)                                                              33,132           (2,657)
     Net (gain) loss on sales and writedowns of other real estate owned                                 (1,544)             469
     Net realized gains on sales of securities                                                          (4,564)          (3,151)
     Net (gain) loss on sales and writedowns of premises and equipment                                  (2,804)             374
     Net (gain) loss on disposition of branches, business operations,
       subsidiaries, and other assets                                                                       --           (1,222)
     Other, net                                                                                            174               --
     Change in assets and liabilities, net of effects from acquisitions:
       Decrease (increase) in mortgage loans held for sale                                             165,119         (101,158)
       Decrease (increase) in accrued interest receivable                                                1,195           (6,070)
       Increase in accrued interest payable                                                             12,342            5,470
       Increase in trading account securities                                                          (28,529)         (45,108)
       Increase in other assets                                                                       (407,944)         (63,924)
       (Decrease) increase in other liabilities                                                       (167,492)         147,018
                                                                                                   -----------      -----------
         Net cash (used in) provided by operating activities                                          (195,971)          70,279
                                                                                                   -----------      -----------
INVESTING ACTIVITIES
   Proceeds from sales of securities available for sale                                              1,402,402          726,004
   Proceeds from maturities of securities available for sale                                           866,128          865,570
   Purchases of securities available for sale                                                       (2,137,316)      (3,066,929)
   Proceeds from maturities of securities held to maturity                                             423,057          305,532
   Purchases of securities held to maturity                                                         (1,280,582)            (868)
   Proceeds from sales of other real estate owned                                                        6,307            3,540
   Acquisitions and divestitures, net of cash and cash equivalents                                      36,861           (6,741)
   Net (increase) decrease in loans, net of repayments and sales                                      (765,333)          86,986
   Proceeds from sales of premises and equipment                                                        28,212            5,003
   Purchases of premises and equipment                                                                 (44,632)          (2,562)
                                                                                                   -----------      -----------
         Net cash used in investing activities                                                      (1,464,896)      (1,084,465)
                                                                                                   -----------      -----------
FINANCING ACTIVITIES
   Net (decrease) increase in deposits                                                                (778,348)         214,085
   Net increase in other short-term borrowings                                                         408,656          825,271
   Net repayment of other long-term debt                                                                   (78)             (67)
   Advances from (repayments to) Federal Home Loan Bank                                              1,275,769          (19,624)
   Issuance of common shares under Employee Benefit and Dividend Reinvestment Plans                     10,511           10,277
   Repurchase of common stock                                                                           (2,131)         (63,785)
   Tax benefit related to stock options and award plans                                                  1,388            3,018
   Cash dividends paid                                                                                 (61,853)         (37,270)
                                                                                                   -----------      -----------
         Net cash provided by financing activities                                                     853,914          931,905
                                                                                                   -----------      -----------
   Decrease in cash and cash equivalents                                                              (806,953)         (82,281)
   Cash and cash equivalents, January 1                                                              1,852,721        1,256,228
                                                                                                   -----------      -----------
Cash and cash equivalents, June 30                                                                 $ 1,045,768      $ 1,173,947
                                                                                                   ===========      ===========
Cash paid during the year for:
   Interest expense                                                                                $   297,219      $   278,314
   Income taxes                                                                                         97,785           47,529
Non-cash transactions:
   Foreclosures                                                                                          3,294            1,901
   Change in unrealized (loss) gain on available for sale securities, net of tax                       (86,963)           8,048
   Stock issued for acquisitions                                                                            --            6,514
   Mortgage loans securitized and retained                                                                  --          583,629
                                                                                                   ===========      ===========


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

(2)    PENDING MERGER

       On May 31, 1999, First American and AmSouth Bancorporation ("AmSouth"), a $20 billion bank holding company based in Birmingham, Alabama, entered into a definitive agreement providing for the merger of First American with and into AmSouth. Under the terms of the agreement, First American shareholders will receive 1.871 shares of AmSouth common stock for each First American common share. The combined company, which will be called AmSouth Bancorporation, will be based in Birmingham and will have approximately 680 branches in nine Southeastern states with leading market positions in Tennessee, Florida, Alabama, and Mississippi. The company also will have a presence in Georgia, Louisiana, Arkansas, Kentucky, and Virginia, and approximately 1,350 ATM's, the largest ATM network in the Southeast. The merger, which is subject to regulatory and shareholder approval, is expected to be completed in the fourth quarter of 1999 and will be accounted for as a pooling of interests.

(3)    MERGER-RELATED CHARGES

       First American recorded merger-related charges of $28 million during the six months ended June 30, 1999 which included merger and integration costs of $15.5 million and a provision of $12.5 for losses resulting from systems conversions and process integration. The merger and integration costs included $8.3 million of systems and operations conversion costs and $7.2 million of other merger costs, primarily termination and personnel-related costs. The provision establishes an allowance to absorb losses resulting from prior systems conversions and process integration. The provision will cover dishonored return items, unidentified customer debits, unmatched or unlocated items, and other similar losses.

       The liability balance at June 30, 1999 includes severance and personnel-related benefits, compliance-related issues, system conversions, and process integration. First American expects expenses of approximately $10 million to be incurred in the third quarter of 1999 related to the completion of systems conversion of the four 1998 in-market business combinations. The following table presents a summary of activity with respect to the merger-related charges:

                                    Six Months Ended June 30
                                  ---------------------------
(in millions)                       1999                1998
                                  -------             -------
Balance, January 1                $  18.8             $    --
Charged against income               17.6                72.0
Cash outlays                        (14.4)              (67.2)
Noncash charges, net                   --                (4.8)
                                  -------             -------
Balance, June 30                  $  22.0             $    --
                                  =======             =======

(4)    NONPERFORMING ASSETS
       Nonperforming assets were:

                                                    June 30
                                               --------------------    December 31
(dollars in thousands)                          1999         1998         1998
                                               -------      -------      -------
Nonaccrual loans                               $41,789      $35,728      $47,913
Foreclosed properties                            8,509        7,773        7,085
                                               -------      -------      -------
    Total nonperforming assets                 $50,298      $43,501      $54,998
                                               =======      =======      =======
90 days or more past due on accrual            $41,191      $32,223      $38,696
                                               =======      =======      =======
Nonperforming assets as a percent of loans
    and other real estate owned (excluding
    90 days or more past due on accrual)           .41%         .38%         .48%
                                               =======      =======      =======

(5)    ALLOWANCE FOR LOAN LOSSES

       Transactions in the allowance for loan losses were:

                                                    Six Months Ended June 30
                                                    ------------------------
(dollars in thousands)                                 1999          1998
                                                     --------      --------
Balance, January 1                                   $197,681      $187,880
Provision charged to operating expenses                20,323        13,275
Allowance of subsidiary purchased                          --         1,317
                                                     --------      --------
    Subtotal                                          218,004       202,472
                                                     --------      --------
Loans charged off                                      42,085        28,570
Recoveries of loans previously charged off             12,868        15,377
                                                     --------      --------
Net charge-offs                                        29,217        13,193
                                                     --------      --------
Balance, June 30                                     $188,787      $189,279
                                                     ========      ========
Allowance end of period to net loans outstanding         1.54%         1.63%
Net charge-offs to average loans (annualized)             .51           .22
                                                     ========      ========

(6)    RECENT ACCOUNTING PRONOUNCEMENT

       Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize the value of derivatives as assets or liabilities on the balance sheet. Gains or losses resulting from changes in the values of derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period that the hedge is designated. SFAS No. 133 as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000, and shall not be applied retroactively to financial statements of prior periods. At this time, management has not fully evaluated the impact of SFAS No. 133. First American will adopt SFAS No. 133 prospectively on January 1, 2001.

(7)    COMPUTATION OF EARNINGS PER COMMON SHARE

                                                           Six Months Ended June 30
                                                            -----------------------
(in thousands, except per share amounts)                      1999           1998
                                                            --------       --------
Basic
  Average common shares outstanding                          115,562        111,429
                                                            ========       ========
  Net income                                                $123,798       $ 86,034
                                                            ========       ========
  Per share amount                                          $   1.07       $    .77
                                                            ========       ========
Diluted
  Average common shares outstanding                          115,562        111,429
  Dilutive common stock options and awards at average
    market price                                               1,740          2,377
                                                            --------       --------
  Average diluted shares outstanding                         117,302        113,806
                                                            ========       ========
  Net income                                                $123,798       $ 86,034
                                                            ========       ========
  Per share amount                                          $   1.06       $    .76
                                                            ========       ========

(8)    LEGAL AND REGULATORY MATTERS

       First American Federal Savings Bank ("FAFSB") has a lawsuit pending against the United States Government seeking damages for breach of contract. The suit arose from the elimination of approximately $47 million in supervisory goodwill upon the adoption of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The value and ultimate outcome of the suit are contingent upon a number of factors, and highly uncertain. Pursuant to the agreement under which First American acquired FAFSB in 1995, the former shareholders of FAFSB as of December 1, 1995 will be entitled to receive additional consideration equal in value to 50 percent of any recovery in the litigation, net of all taxes and other expenses, including the cost of litigation, which is received by FAFSB on or before December 1, 2000, subject to certain limitations. Such additional consideration, if any, is payable in the common stock of First American, based on the average per share closing price on the date of receipt by FAFSB of the last payment constituting a recovery from the Government.

       Deposit Guaranty National Bank ("DGNB"), now a division of First American National Bank ("FANB"), is a defendant in an action brought in Pike County, Mississippi by a land owner and a gaming corporation, alleging that DGNB and the two defendant casinos entered into an agreement, expressed or implied, to oppose an application to operate a casino on the Big Black River in Mississippi. The plaintiffs contend that DGNB used its influence to cause the Mississippi Gaming Commission to deny the casinos' application. The plaintiffs seek actual damages for injury to property and business in the total amount of $38 million and punitive damages in the amount of $200 million. DGNB denies all liability and has filed a Motion for Summary Judgment. It is the opinion of management and counsel that ultimate disposition of the case should not have a material effect on First American's consolidated financial statements.

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

       The Enterprises segment includes:

       - IFC Holdings, Inc., which distributes securities, investment, and insurance products to customers of subscribing financial institutions located throughout the United States;
       - ISG, the investment services group of FANB;
       - First American Network, Inc., a subsidiary of FANB; and
       - The SSI Group Inc., a healthcare payments processing company in which FANB holds a 49 percent interest.

The Enterprises segment provides a variety of nondeposit financial services not available through traditional banking channels.

                                                         Banking
(in thousands)                                          Services      Enterprises           Other        Total
-------------------------------------------------------------------------------------------------------------------
YEAR-TO-DATE JUNE 30, 1999
   Net interest income                              $    371,345         $  1,889         $     -       $   373,234
   Provision for loan losses                              20,323                -               -            20,323
   Noninterest income, external customers                128,537          114,055               -           242,592
   Noninterest expense                                   278,053           96,291          28,039(A)        402,383
   Net pretax contribution                               201,506           19,653         (28,039(A)        193,120
   Average total assets                               20,387,729          122,931         (49,199(B)     20,461,461
   Return on average assets                                 1.29%           19.23%
   Return on average equity                                15.08            38.14
   Productivity                                            54.47            83.05
YEAR-TO-DATE JUNE 30, 1998
   Net interest income                               $   360,416         $  2,480               -       $   362,896
   Provision for loan losses                              13,275                -               -            13,275
   Noninterest income, external customers                127,541          106,299               -           233,840
   Noninterest expense                                   280,432           91,104          72,043(a)        443,579
   Net pretax contribution                               194,250           17,675         (72,043(a)        139,882
   Average total assets                               18,657,622          108,099         (39,321(b)     18,726,400
   Return on average assets                                 1.35%           19.70%
   Return on average equity                                15.92            41.36
   Productivity                                            56.45            83.75
===================================================================================================================

(a)  Merger-related charges

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

       On June 1, 1999, First American and AmSouth, a $20 billion bank holding company based in Birmingham, Alabama, entered into a definitive agreement providing for the merger of First American with and into AmSouth. Under the terms of the agreement, First American shareholders will receive 1.871 shares of AmSouth common stock for each First American common share. The combined company, which will be called AmSouth Bancorporation, will be based in Birmingham and will have approximately 680 branches in nine Southeastern states with leading market positions in Tennessee, Florida, Alabama, and Mississippi. The company also will have a presence in Georgia, Louisiana, Arkansas, Kentucky, and Virginia, and approximately 1,350 ATM's, the largest ATM network in the Southeast. The merger, which is subject to regulatory and shareholder approval, is expected to be completed in the fourth quarter of 1999 and will be accounted for as a pooling of interests.

PERFORMANCE OVERVIEW

Unless otherwise indicated, all earnings per share data included in this discussion are presented on a diluted basis.

       - Net income for second quarter 1999 was $57.3 million, up from $21.7 million in second quarter 1998. Operating earnings, which exclude the effect of $24.8 million merger-related charges, were up 3 percent to $73.5 million in second quarter 1999.
       - For the first six months of 1999, net income was $123.8 million, up from $86.0 million in 1998. Operating earnings, which exclude the effect of $28.0 million merger-related charges, were up 5 percent to $142.5 million in the first half of 1999.
       - Earnings per share for second quarter amounted to $.49 in 1999 and $.19 in 1998. On an operating basis, earnings per share was $.63 in both second quarter 1999 and 1998.
       - For the first six months of the year, earnings per share amounted to $1.06 in 1999 and $.76 in 1998. On an operating basis, earnings per share for the first six months of the year was $1.21 in 1999 and $1.19 in 1998.
       - Return on assets ("ROA") for second quarter 1999 was 1.11 percent compared to .46 percent a year earlier. ROA on an operating basis was
         1.43 percent in second quarter 1999.
       - For the first six months of 1999, ROA was 1.22 percent compared to .93 percent a year earlier. ROA on an operating basis was 1.40 percent in the first half of 1999.
       - Return on equity ("ROE") for second quarter 1999 was 12.47 percent compared to 5.26 percent a year earlier. ROE on an operating basis was
         15.99 percent in second quarter 1999.
       - For the first six months of 1999, ROE was 13.79 percent compared to
         10.59 percent a year earlier. ROE on an operating basis was 15.87 percent in the first half of 1999.

       - The productivity ratio in the banking segment improved 190 basis points to 53.36 percent for second quarter 1999 from second quarter 1998 and improved 198 basis points to 54.47 percent for the first six months of 1999 from the first six months of 1998.
       - Asset quality remained strong. Nonperforming assets were $50.3 million, or .41 percent of total loans and foreclosed properties, at June 30, 1999, compared to $43.5 million, or .38 percent, at June 30, 1998.
       - Net interest income on a taxable equivalent basis ("TEB"), which was $192.5 million for second quarter 1999 and $383.8 million for the first six months of 1999, increased 3 percent over the comparable periods in 1998.
       - Noninterest expense, excluding merger-related charges, decreased 1 percent for second quarter 1999 over 1998 and for the first six months of 1999 increased only 1 percent over the same period in 1998.
       - Average earning assets increased 9 percent for both second quarter 1999 and the first six months of 1999 over comparable periods in 1998, while average deposits experienced modest growth for both periods in 1999 over 1998.
       - Capital adequacy remained strong and exceeded the regulatory requirements to be classified as "well capitalized." The risk-based capital ratio was 11.65 percent at June 30, 1999.

       The selected financial data set forth in Table 1 presents certain information highlighting the results of operations and financial condition for First American for each of the last five quarters and for the six months ended June 30, 1999 and 1998.

TABLE 1:  SELECTED QUARTERLY FINANCIAL DATA

=================================================================================================================================
                                                                      1999                                1998
                                                          --------------------------    -----------------------------------------
                                                            SECOND          First        Fourth          Third         Second
                                                            QUARTER        Quarter       Quarter        Quarter        Quarter
                                                          -----------    -----------    -----------    -----------    -----------
CONDENSED INCOME STATEMENTS (in thousands):
  Net interest income, taxable equivalent basis(1)         $  192,502    $   191,299    $   194,041    $   187,360    $   187,343
  Less taxable equivalent adjustment                            5,068          5,499          5,415          5,270          4,926
                                                          -----------    -----------    -----------    -----------    -----------
  Net interest income                                         187,434        185,800        188,626        182,090        182,417
  Provision for loan losses (2)                                11,089          9,234         19,054          8,604          6,337
  Noninterest income                                          125,891        116,701        115,632        128,140        124,441
  Noninterest expense                                         187,735        186,609        168,307        175,270        189,585
  Merger-related charges                                       24,765          3,274         12,523         37,159         72,043
                                                          -----------    -----------    -----------    -----------    -----------
  Income before income tax expense                             89,736        103,384        104,374         89,197         38,893
  Income tax expense                                           32,402         36,920         36,543         31,700         17,205
                                                          -----------    -----------    -----------    -----------    -----------
  Net income                                              $    57,334    $    66,464    $    67,831    $    57,497    $    21,688
                                                          ===========    ===========    ===========    ===========    ===========
  Operating earnings (3)                                  $    73,533    $    68,952    $    83,118    $    75,890    $    71,452
                                                          ===========    ===========    ===========    ===========    ===========
SELECTED PER SHARE DATA:
  Net income:
    Basic                                                 $       .50    $       .58    $       .59    $       .51    $       .19
    Diluted                                                       .49            .57            .58            .50            .19
  Operating earnings (3):
    Diluted                                                       .63            .59            .71            .67            .63
  Cash dividends declared                                         .28            .25            .25            .25            .25
  Book value (end of period)                                    15.12          15.58          15.30          15.04          14.71
  Market price (end of period)                                 41.563         36.875         44.375         38.375         48.125
  Market/book (end of period)                                    2.75 X         2.37 x         2.90 x         2.55 x         3.27 x
                                                          ===========    ===========    ===========    ===========    ===========
AVERAGES (in thousands):
  Assets                                                  $20,661,069    $20,267,581    $20,333,130    $19,336,177    $18,879,074
  Loans, net of unearned discount                          11,660,183     11,415,835     11,385,949     11,142,042     11,631,714
  Earning assets                                           18,726,443     18,344,240     18,423,046     17,636,487     17,149,566
  Deposits                                                 14,465,046     14,602,033     14,720,534     14,086,042     14,201,774
  Long-term debt                                            1,271,598      1,195,529      1,209,973        871,991        538,197
  Shareholders' equity                                      1,844,524      1,804,618      1,746,481      1,671,239      1,653,162
                                                          ===========    ===========    ===========    ===========    ===========
END OF PERIOD (in thousands):
  Assets                                                  $21,529,164    $20,326,467    $20,731,770    $19,854,123    $20,064,152
  Loans, net of unearned discount                          12,265,004     11,468,872     11,524,943     11,092,918     11,587,327
  Earning assets                                           19,269,960     18,529,745     18,658,658     17,964,882     18,117,659
  Deposits                                                 14,486,503     14,435,264     15,270,756     14,001,390     14,445,748
  Long-term debt                                            1,786,489      1,227,744      1,152,939      1,262,068        610,125
  Shareholders' equity                                      1,767,868      1,817,869      1,779,795      1,701,275      1,660,167
                                                          ===========    ===========    ===========    ===========    ===========
SIGNIFICANT RATIOS:
  Return on average assets                                       1.11%          1.33%          1.32%          1.18%           .46%
  Return on average assets - operating (3)                       1.43           1.38           1.62           1.56           1.52
  Return on average equity                                      12.47          14.94          15.41          13.65           5.26
  Return on average equity - operating (3)                      15.99          15.50          18.88          18.02          17.34
  Dividends declared per share to basic net income
    per share (dividend payout ratio)                           56.00          43.10          42.37          49.02         131.58
  Productivity - banking segment (4)                            53.36          55.62          49.36          51.73          55.26
  Average equity to average assets                               8.93           8.90           8.59           8.64           8.76
  Average loans to average deposits                             80.61          78.18          77.35          79.10          81.90
  Average core deposits to average total deposits               84.68          86.77          86.82          87.84          88.59
  Allowance to net loans (end of period)                         1.54           1.65           1.72           1.72           1.63
  Nonperforming assets to loans and foreclosed
    properties (end of period) (5)                                .41            .47            .48            .38            .38
  Net interest margin                                            4.12           4.23           4.18           4.21           4.38
                                                          ===========    ===========    ===========    ===========    ===========
OTHER STATISTICS:
  Average common shares outstanding (in thousands):
    Basic                                                     115,714        115,409        115,170        112,003        111,794
    Diluted                                                   117,376        117,226        117,117        113,973        114,065
  End of period common shares (in thousands)                  116,895        116,692        116,319        113,102        112,896
  Number of full-time equivalent employees (end of
  period)                                                       6,902          7,219          7,195          6,803          7,320
                                                          ===========    ===========    ===========    ===========    ===========

=============================================================================================
                                                                         Year to Date
                                                                   --------------------------
                                                                    June 30,       June 30,
                                                                      1999           1998
                                                                   -----------    -----------
CONDENSED INCOME STATEMENTS (in thousands):
  Net interest income, taxable equivalent basis(1)                 $   383,801    $   371,759
  Less taxable equivalent adjustment                                    10,567          8,863
                                                                   -----------    -----------
  Net interest income                                                  373,234        362,896
  Provision for loan losses (2)                                         20,323         13,275
  Noninterest income                                                   242,592        233,840
  Noninterest expense                                                  374,344        371,536
  Merger-related charges                                                28,039         72,043
                                                                   -----------    -----------
  Income before income tax expense                                     193,120        139,882
  Income tax expense                                                    69,322         53,848
                                                                   -----------    -----------
  Net income                                                       $   123,798    $    86,034
                                                                   ===========    ===========
  Operating earnings (3)                                           $   142,485    $   135,798
                                                                   ===========    ===========
SELECTED PER SHARE DATA:
  Net income:
    Basic                                                          $      1.07    $       .77
    Diluted                                                               1.06            .76
  Operating earnings (3):
    Diluted                                                               1.21           1.19
  Cash dividends declared                                                  .53            .45
  Book value (end of period)                                             15.12          14.71
  Market price (end of period)                                          41.563         48.125
  Market/book (end of period)                                             2.75 x         3.27 x
                                                                   ===========    ===========
AVERAGES (in thousands):
  Assets                                                           $20,461,461    $18,726,400
  Loans, net of unearned discount                                   11,538,685     11,848,428
  Earning assets                                                    18,545,953     16,980,687
  Deposits                                                          14,533,472     14,108,877
  Long-term debt                                                     1,233,774        574,908
  Shareholders' equity                                               1,810,897      1,638,286
                                                                   ===========    ===========
END OF PERIOD (in thousands):
  Assets                                                           $21,529,164    $20,064,152
  Loans, net of unearned discount                                   12,265,004     11,587,327
  Earning assets                                                    19,269,960     18,117,659
  Deposits                                                          14,486,503     14,445,748
  Long-term debt                                                     1,786,489        610,125
  Shareholders' equity                                               1,767,868      1,660,167
                                                                   ===========    ===========
SIGNIFICANT RATIOS:
  Return on average assets                                                1.22%           .93%
  Return on average assets - operating (3)                                1.40           1.46
  Return on average equity                                               13.79          10.59
  Return on average equity - operating (3)                               15.87          16.72
  Dividends declared per share to basic net income
    per share (dividend payout ratio)                                    49.53          58.44
  Productivity - banking segment (4)                                     54.47          56.45
  Average equity to average assets                                        8.85           8.75
  Average loans to average deposits                                      79.39          83.98
  Average core deposits to average total deposits                        85.72          88.88
  Allowance to net loans (end of period)                                  1.54           1.63
  Nonperforming assets to loans and foreclosed
    properties (end of period) (5)                                         .41            .38
  Net interest margin                                                     4.17           4.41
                                                                   ===========    ===========
OTHER STATISTICS:
  Average common shares outstanding (in thousands):
    Basic                                                              115,562        111,429
    Diluted                                                            117,302        113,806
  End of period common shares (in thousands)                           116,895        112,896
  Number of full-time equivalent employees (end of
  period)                                                                6,902          7,320
                                                                   ===========    ===========


(1) Adjusted to a taxable equivalent basis based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit.
(2) Fourth quarter 1998 includes an additional loan loss provision for Pioneer of $9.5 million.
(3) Excludes merger-related charges and the third quarter 1998 gain on the sale of a corporate trust business.
(4) Ratio of operating expenses to taxable equivalent net interest income plus noninterest income excluding operations related to Enterprises, merger-related charges, and certain nonrecurring transactions such as asset sales.
(5)      Excludes loans 90 days or more past due on accrual.

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME

SECOND QUARTER 1999 VERSUS SECOND QUARTER 1998

       For purposes of this discussion, net interest income is presented on a taxable equivalent basis. Net interest income represented approximately 60 percent of total revenues for both the quarters and six months ended June 30, 1999 and 1998.

       Various components of the balance sheet and their respective yields and rates, which affect net interest income, are presented in Tables 2 (second quarter) and 3 (year-to-date). The information presented in Table 4 provides a summary of the effect on net interest income of changes in average balances and changes in yields/rates. As shown in Table 4, for both the second quarter and the first six months of 1999, the increase in net interest income resulted primarily from an increase in the volume of earning assets partially offset by rate-related decreases.

       Net interest income for second quarter 1999 was $192.5 million, with a
4.12 percent net interest margin, which compares with $187.3 million and a 4.38 percent net interest margin for the same period in 1998. For the quarter, net interest income increased $5.2 million and the net interest margin decreased 26 basis points.

       For the first six months of 1999, net interest income was $383.8 million, with a 4.17 percent net interest margin, which compares with $371.8 million and a 4.41 percent net interest margin for the same period in 1998. For the six-month period, net interest income increased $12.0 million and the net interest margin decreased 24 basis points.

       For both the quarter and six-month periods, the increase in net interest income resulted primarily from a higher volume of earning assets, which increased $1.6 billion or 9.2 percent. For both the quarter and six-month periods, the lower interest rate margin resulted from a change in the mix of earning assets (more securities, which generally have lower yields than loans) and due to a lower benefit of net free funding arising from having a lower percentage of earning assets being funded with noninterest-bearing sources (15.5 percent in 1999 versus 16.9 percent in 1998).

       The net interest spread, which was 3.50 percent for second quarter 1999 and 3.54 percent for the first six months of 1999, declined 13 basis points for both the quarter and six-month periods, versus comparable periods in 1998. The decrease in the net interest spread is due to yields on earning assets decreasing more than rates paid on interest-bearing liabilities.

       The yield on earning assets, which was 7.52 percent for second quarter 1999 and 7.54 percent for the first six months of 1999, decreased 53 basis points from second quarter 1998 and 56 basis points from the first six months of 1998. The decrease in the yield on earning assets was essentially reflective of the overall lower interest rate environment in 1999. Also contributing to the decreased yield on earning assets was an increase in investment securities (which generally have lower yields than loans). Reference is made to the "Balance Sheet Analysis" section in this discussion for additional information on earning assets.

       The lower rate paid on deposits contributed to the decrease in the average rate paid on interest-bearing liabilities in 1999 (40 basis points lower for second quarter and 43 basis points lower for the six-month period). Average rates paid on interest-bearing deposits declined (46 basis points lower for second quarter and 47 basis points lower for the six-month period) primarily due to the general decline in market rates and the impact of First American's pricing actions. Although average deposits increased, additional borrowings were needed to fund the increased volume of earning assets thus contributing to the decrease in the net interest margin (26 basis points lower for second quarter and 24 basis points lower for the six-month period). Reference is made to the captions "Core Deposits" and "Borrowed Funds" for additional information, including First American's funding strategy.

TABLE 2: CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES

=============================================================================================================================
                                                                           Three Months Ended June 30
                                                  ---------------------------------------------------------------------------
                                                                     1999                                 1998
                                                  ---------------------------------------   ----------------------------------
                                                                                  AVERAGE                              Average
                                                     AVERAGE         INCOME/       YIELD/     Average     Income/       Yield/
(dollars in thousands)                               BALANCE         EXPENSE        RATE      Balance     Expense        Rate
                                                  ------------     ------------     ----    -----------   --------       ----
Interest-earning assets:(1)
  Taxable securities:
     Held to maturity                             $  2,470,617     $     38,822     6.30%   $   960,323   $ 15,369       6.42%
     Available for sale                              3,994,008           61,408     6.17      3,864,784     66,756       6.93
   Tax-exempt securities
     Held to maturity                                   52,499            1,058     8.08         41,693        809       7.78
     Available for sale                                291,953            5,028     6.91        273,995      5,233       7.66
                                                  ------------     ------------     ----    -----------   --------       ----
     Total securities                                6,809,077          106,316     6.26      5,140,795     88,167       6.88
   Federal funds sold and repurchase agreements         65,261              939     5.77         85,443      1,440       6.76
   Mortgage loans held for sale                        104,695            1,496     5.73        214,281      3,450       6.46
   Loans, net of unearned discount
      Commercial                                     5,732,558          116,550     8.15      4,707,083     99,395       8.47
      Consumer-amortizing mortgages                  1,742,819           36,603     8.42      2,275,575     46,643       8.22
      Consumer-other                                 2,714,090           58,264     8.61      2,663,976     60,478       9.11
      Real estate-construction                         482,087            9,756     8.12        483,672      9,899       8.21
      Real estate-commercial mortgages
        and other                                      988,629           19,742     8.01      1,501,408     33,590       8.97
                                                  ------------     ------------     ----    -----------   --------       ----
      Loans, net of unearned discount               11,660,183          240,915     8.29     11,631,714    250,005       8.62
   Other                                                87,227            1,207     5.55         77,333      1,268       6.58
                                                  ------------     ------------     ----    -----------   --------       ----
      Total earning assets(1)                       18,726,443     $    350,873     7.52%    17,149,566   $344,330       8.05%
Allowance for loan losses                             (188,886)                                (192,319)
Cash and due from banks                                956,545                                  913,127
Other assets                                         1,166,967                                1,008,700
                                                  ------------     ------------     ----    -----------   --------       ----
Total assets                                        20,661,069                              $18,879,074
                                                  ============     ============     ====    ===========   ========       ====
Deposits and borrowed funds:
   Demand deposits                                $  2,706,493                             $  2,735,226
   Interest-bearing deposits:
     NOW accounts                                    2,569,575     $     14,051     2.19%     2,320,345   $ 11,503       1.99%
     Money market accounts                           2,255,113           16,961     3.02      2,773,721     29,503       4.27
     Regular savings                                 1,173,278            7,554     2.58        951,340      5,448       2.30
     Certificates of deposit under $100,000          2,802,473           34,270     4.90      3,047,093     39,760       5.23
     Certificates of deposit $100,000 and over       1,883,433           22,600     4.81      1,495,840     20,725       5.56
     Other time                                        741,931            9,435     5.10        753,323     10,303       5.49
     Foreign                                           332,750            3,610     4.35        124,886      1,598       5.13
                                                  ------------     ------------     ----    -----------   --------       ----
     Total interest-bearing deposits                11,758,553          108,481     3.70     11,466,548    118,840       4.16
                                                  ------------     ------------     ----    -----------   --------       ----
     Total deposits                                 14,465,046                               14,201,774
   Federal funds purchased and repurchase
     agreements                                      2,439,898           28,108     4.62      1,908,217     23,862       5.02
   Other short-term borrowings                         349,356            4,515     5.18        341,775      4,825       5.66
   Long-term debt                                    1,271,598           17,267     5.45        538,197      9,460       7.05
                                                  ------------     ------------     ----    -----------   --------       ----
     Total interest-bearing deposits and
      borrowed funds                                15,819,405     $    158,371     4.02%    14,254,737   $156,987       4.42%
                                                  ------------     ------------     ----    -----------   --------       ----
     Total deposits and borrowed funds              18,525,898                               16,989,963
Other liabilities                                      290,647                                  235,949
Shareholders' equity                                 1,844,524                                1,653,162
                                                  ------------     ------------     ----    -----------   --------       ----
Total liabilities and shareholders' equity        $ 20,661,069                              $18,879,074
                                                  ============     ============     ====    ===========   ========       ====
Net interest income(1)                                             $    192,502                           $187,343
Provision for loan losses                                                11,089                              6,337
Noninterest income                                                      125,891                            124,441
Noninterest expense                                                     212,500                            261,628
                                                  ------------     ------------     ----    -----------   --------       ----
Income before income tax expense                                         94,804                             43,819
Income tax expense                                                       37,470                             22,131
                                                  ------------     ------------     ----    -----------   --------       ----
Net income                                                         $     57,334                           $ 21,688
                                                  ============     ============     ====    ===========   ========       ====
Net interest spread                                                                 3.50%                                3.63%
Benefit of interest-free funding                                                     .62                                  .75
                                                  ------------     ------------     ----    -----------   --------       ----
Net interest margin                                                                 4.12%                                4.38%
                                                  ============     ============     ====    ===========   ========       ====

(1) Yields/rates and income/expense amounts are presented on a fully taxable equivalent basis based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit; related interest income includes taxable equivalent adjustments of $5.1 million in the three months ended June 30, 1999 and $4.9 million in three months ended June 30, 1998. Nonaccrual loans are included in average loans and average earning assets. Consequently, yields on those items are lower than they would have been if these loans had earned at their contractual rates of interest. Yields on all securities are computed based on carrying value. Loan fees considered an integral part of the lending function are included in rates and related interest categories.

TABLE 3: CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES

-========================================================================================================================
                                                                              Year-to-Date June 30
                                                      -------------------------------------------------------------------
                                                                     1999                                1998
                                                     ------------------------------------     ----------------------------
                                                                                 AVERAGE                           Average
                                                     AVERAGE         INCOME/      YIELD/      Average     Income/   Yield/
(dollars in thousands)                               BALANCE         EXPENSE       RATE       Balance     Expense    Rate
--------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:(1)
   Taxable securities:
     Held to maturity                             $  2,223,662     $     71,123     6.45%   $   810,975   $ 26,113   6.49%
     Available for sale                              3,981,205          124,291     6.30      3,653,348    126,372   6.98
   Tax-exempt securities
     Held to maturity                                   48,204            1,951     8.16         40,226      1,524   7.64
     Available for sale                                331,704           11,573     7.04        265,781     10,137   7.69
-------------------------------------------------------------------------------------------------------------------------
     Total securities                                6,584,775          208,938     6.40      4,770,330    164,146   6.94
   Federal funds sold and repurchase agreements        149,292            2,627     3.55        104,954      3,166   6.08
   Mortgage loans held for sale                        141,327            4,143     5.91        180,910      6,242   6.96
   Loans, net of unearned discount
      Commercial                                     5,602,077          224,718     8.09      4,662,811    194,948   8.43
      Consumer-amortizing mortgages                  1,754,160           73,413     8.44      2,562,262    104,408   8.22
      Consumer-other                                 2,707,758          115,352     8.59      2,647,250    120,922   9.21
      Real estate-construction                         467,863           18,841     8.12        482,759     19,767   8.26
      Real estate-commercial mortgages
        and other                                    1,006,827           41,851     8.38      1,493,346     66,250   8.95
-------------------------------------------------------------------------------------------------------------------------
      Loans, net of unearned discount               11,538,685          474,175     8.29     11,848,428    506,295   8.62
   Other                                               131,874            3,479     5.32         76,065      2,502   6.63
-------------------------------------------------------------------------------------------------------------------------
      Total earning assets(1)                       18,545,953     $    693,362     7.54%    16,980,687   $682,351   8.10%
Allowance for loan losses                             (193,035)                                (190,245)
Cash and due from banks                                981,449                                  920,102
Other assets                                         1,127,094                                1,015,856
-------------------------------------------------------------------------------------------------------------------------
Total assets                                      $ 20,461,461                              $18,726,400
=========================================================================================================================
Deposits and borrowed funds:
   Demand deposits                                $  2,763,267                              $ 2,695,868
   Interest-bearing deposits:
     NOW accounts                                    2,556,061     $     27,359     2.16%     2,222,738   $ 21,606   1.96%
     Money market accounts                           2,411,090           36,159     3.02      2,834,435     60,533   4.31
     Regular savings                                 1,110,134           13,613     2.47        954,975     11,279   2.38
     Certificates of deposit under $100,000          2,843,649           69,903     4.96      3,079,436     80,460   5.27
     Certificates of deposit $100,000 and over       1,777,158           44,745     5.08      1,445,585     39,558   5.52
     Other time                                        774,519           19,081     4.97        752,889     20,646   5.53
     Foreign                                           297,594            6,418     4.35        122,951      3,139   5.15
-------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                11,770,205          217,278     3.72     11,413,009    237,221   4.19
-------------------------------------------------------------------------------------------------------------------------
     Total deposits                                 14,533,472                               14,108,877
   Federal funds purchased and repurchase
     agreements                                      2,306,988           51,394     4.49      1,811,556     44,928   5.00
   Other short-term borrowings                         280,166            7,065     5.09        336,399      9,502   5.70
   Long-term debt                                    1,233,774           33,824     5.53        574,908     18,941   6.64
-------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits and
      borrowed funds                                15,591,133     $    309,561     4.00%    14,135,872   $310,592   4.43%
-------------------------------------------------------------------------------------------------------------------------
     Total deposits and borrowed funds              18,354,400                               16,831,740
Other liabilities                                      296,164                                  256,374
Shareholders' equity                                 1,810,897                                1,638,286
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity          20,461,461                             $ 18,726,400
=========================================================================================================================
Net interest income(1)                                             $    383,801                           $371,759
Provision for loan losses                                                20,323                             13,275
Noninterest income                                                      242,592                            233,840
Noninterest expense                                                     402,383                            443,579
-------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                        203,687                            148,745
Income tax expense                                                       79,889                             62,711
-------------------------------------------------------------------------------------------------------------------------
Net income                                                         $    123,798                           $ 86,034
=========================================================================================================================
Net interest spread                                                                 3.54%                            3.67%
Benefit of interest-free funding                                                     .63                              .74
-------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                                 4.17%                            4.41%
=========================================================================================================================

(1) Yields/rates and income/expense amounts are presented on a fully taxable equivalent basis based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit; related interest income includes taxable equivalent adjustments of $10.6 million in six months ended June 30, 1999 and $8.9 million in six months ended June 30, 1998. Nonaccrual loans are included in average loans and average earning assets. Consequently, yields on those items are lower than they would have been if these loans had earned at their contractual rates of interest. Yields on all securities are computed based on carrying value. Loan fees considered an integral part of the lending function are included in rates and related interest categories.

TABLE 4:  RATE-VOLUME RECAP

===================================================================================================================
                                             THREE MONTHS ENDED JUNE 30, 1999      SIX MONTHS ENDED JUNE 30, 1999
                                                            VS.                                  VS.
                                              THREE MONTHS ENDED JUNE 30, 1998      SIX MONTHS ENDED JUNE 30, 1998
                                             ---------------------------------    ---------------------------------
                                               TOTAL      INCREASE (DECREASE)(1)    TOTAL       INCREASE (DECREASE)(1)
                                             INCREASE            DUE TO            INCREASE           DUE TO
                                                          --------------------                  -------------------
(in millions)                                (DECREASE)    VOLUME        RATE     (DECREASE)     VOLUME       RATE
-------------------------------------------------------------------------------------------------------------------
CHANGE IN INTEREST INCOME:
  Securities:
    Taxable
      Held to maturity                           $ 23,453    $ 24,171    $   (718)   $ 45,010    $ 45,488    $   (478)
      Available for sale                           (5,348)      2,232      (7,580)     (2,081)     11,341     (13,422)
    Tax-exempt
      Held to maturity                                249         210          39         427         302         125
      Available for sale                             (205)        343        (548)      1,436       2,514      (1,078)
                                                 --------                            --------
        Total securities                           18,149      28,612     (10,463)     44,792      62,435     (17,643)
                                                 --------                            --------
  Loans, net of unearned discount                  (9,090)        612      (9,702)    (32,120)    (13,236)    (18,884)
  Mortgage loans held for sale                     (1,954)     (1,764)       (190)     (2,099)     (1,366)       (733)
  Federal funds sold and securities purchased
    under agreements to resell                       (501)       (340)       (161)       (539)      1,337      (1,876)
  Other                                               (61)        162        (223)        977       1,836        (859)
                                                 --------                            --------
    Total change in interest income                 6,543      31,661     (25,118)     11,011      62,899     (51,888)
                                                 --------                            --------
CHANGE IN INTEREST EXPENSE:
  NOW accounts                                      2,548       1,236       1,312       5,753       3,240       2,513
  Money market accounts                           (12,542)     (5,516)     (7,026)    (24,374)     (9,041)    (15,333)
  Regular savings                                   2,106       1,271         835       2,334       1,833         501
  Certificates of deposit under $100,000           (5,490)     (3,192)     (2,298)    (10,557)     (6,161)     (4,396)
  Certificates of deposit $100,000 and greater      1,875       5,370      (3,495)      5,187       9,073      (3,886)
  Other interest-bearing deposits                   1,144       2,662      (1,518)      1,714       5,330      (3,616)
  Short-term borrowings                             3,936       6,875      (2,939)      4,029      11,129      (7,100)
  Long-term debt                                    7,807      12,891      (5,084)     14,883      21,707      (6,824)
                                                 --------                            --------
    Total change in interest expense                1,384      17,232     (15,848)     (1,031)     31,975     (33,006)
                                                 --------                            --------
CHANGE IN NET INTEREST INCOME                    $  5,159      14,429      (9,270)   $ 12,042      30,924     (18,882)
=======================================================================================================================

(1) Amounts are adjusted to a fully taxable basis, based on the statutory federal income tax rates, adjusted for applicable state income taxes net of the related federal tax benefit. The effect of volume change is computed by multiplying the change in volume by the prior year rate. The effect of rate change is computed by multiplying the change in rate by the prior period volume. Rate/volume change is computed by multiplying the change in volume by the change in rate and included in the rate change.

PROVISION FOR LOAN LOSSES

       This topic is addressed under the caption, "Allowance and Provision for Loan Losses."

NONINTEREST INCOME

       Noninterest income remains a significant component of First American's total revenues, comprising approximately 40 percent of total revenues for both the quarters and six months ended June 30, 1999 and 1998.

       For second quarter 1999, noninterest income totaled $125.9 million, up $1.5 million or 1 percent from second quarter 1998. The largest increases came from investment services income (up $2.6 million, or 6 percent) and trading account revenue (up $2.9 million, or 137 percent). The increase in investment services income was primarily attributable to retail brokerage commissions of the Enterprises segment. Growth in investment services income is an indicator of how First American is succeeding in implementing its strategy of transforming from a bank to a financial services company. The higher trading account revenue was primarily due to gains on terminations of recently purchased interest rate swaps. These increases were partially offset by a $4.6 million, or 31 percent, decrease in mortgage banking income, which reflected the larger volume of mortgage loans processed in 1998 due to the low interest rate environment. Table 5 presents additional detail about the composition of noninterest income for the quarter ended June 30, 1999 and 1998.

       For the six months ended June 30, 1999, noninterest income totaled $242.6 million, up $8.7 million, or 4 percent, from the same period in 1998. The largest increase was in investment services income (up $8.6 million or 11 percent), which was primarily attributable to retail brokerage commissions of the Enterprises segment. Another significant increase occurred in trading account revenue (up $2.1 million or 51 percent), which was primarily due to gains on terminations of recently purchased interest rate swaps. These increases were partially offset by a $3.9 million, or 15 percent, decrease in mortgage banking income, which reflected the larger volume of mortgage loans processed in 1998 due to the low interest rate environment. Table 5 presents additional detail about the composition of noninterest income for the six months ended June 30, 1999 and 1998.

TABLE 5:  NONINTEREST INCOME

====================================================================================================================
                                                        THREE MONTHS ENDED JUNE 30               SIX MONTHS ENDED JUNE 30
                                                  ------------------------------------     ------------------------------------
                                                                        1999 vs. 1998                             1999 vs. 1998
                                                                       ---------------                           ---------------
(dollars in thousands)                              1999      1998     $ Change       %       1999       1998    $ Change      %
---------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Investment services income                     $ 45,691   $ 43,053   $ 2,638       6%    $ 87,107   $ 78,473   $ 8,634      11%
   Service charges on deposit accounts              32,467     32,500       (33)     --       63,851     61,963     1,888       3
   Commissions and fees on fiduciary activities      9,951     10,566      (615)     (6)      19,776     21,370    (1,594)     (7)
   Mortgage banking                                 10,255     14,873    (4,618)    (31)      21,727     25,615    (3,888)    (15)
   Merchant discount fees                            1,162        964       198      21        2,073      1,764       309      18
   Net realized gain on sale of securities           2,225      1,466       759      52        4,564      3,151     1,413      45
   Trading account revenue                           4,974      2,102     2,872     137        6,114      4,059     2,055      51
   Other:
     Open-end credit fees                            3,570      3,114       456      15        6,595      5,864       731      12
     Other service fees                              3,458      3,092       366      12        6,607      5,847       760      13
     Insurance and acceptance commissions            1,440      1,593      (153)    (10)       2,597      3,089      (492)    (16)
     Fees and service charges on letters of
       credit                                        1,324      1,315         9       1        2,470      2,760      (290)    (11)
     Miscellaneous                                   9,374      9,803      (429)     (4)      19,111     19,885      (774)     (4)
                                                  --------   --------   -------             --------   --------   -------
       Total other income                           19,166     18,917       249       1       37,380     37,445       (65)     --
                                                  --------   --------   -------             --------   --------   -------
       Total noninterest income                   $125,891   $124,441   $ 1,450       1     $242,592   $233,840   $ 8,752       4
=================================================================================================================================


NONINTEREST EXPENSE

       For second quarter 1999, total noninterest expense decreased $49.1 million, or 19 percent, compared to second quarter 1998. Total noninterest expense includes merger-related charges, which decreased $47.3 million from second quarter 1998. In 1999, second quarter merger-related charges totaled $24.8 million compared to $72 million of merger-related charges for the same period in 1998. Refer to Note 3 to the consolidated financial statements for a discussion of the merger-related charges.

       For second quarter 1999, noninterest expense excluding merger-related charges decreased $1.9 million, or 1 percent, from second quarter 1998. The largest decrease occurred in salaries and employee benefits ($3.8 million or 4 percent), due primarily to synergies achieved in connection with the 1998 mergers (the number of employees was down 6 percent at June 30, 1999 from a year ago). This large decrease was partially offset by increases in equipment expense (up $1.7 million) related to branch automation and by increases in systems and processing expense (up $1.5 million) due to higher volumes. Table 6 presents additional detail about the composition of noninterest expense for the quarter ended June 30, 1999 and 1998.

       For the six months ended June 30, 1999, total noninterest expense decreased $41.2 million, or 9 percent, compared to the same period in 1998. Total noninterest expense includes merger-related charges, which decreased $44 million from the first six months of 1998. In the first six months of 1999, merger-related charges totaled $28 compared to $72 million of merger-related charges for the first six months of 1998. Refer to Note 3 to the consolidated financial statements for a discussion of the merger-related charges.

       For the first six months of 1999, noninterest expense excluding merger-related charges increased $2.8 million, or 1 percent, from one year ago. The largest increases occurred in (a) subscribers' commissions (up $4.8 million), directly related to the increase in brokerage activity income of the Enterprises segment, (b) equipment expense (up $3.1 million) related to branch automation, (c) communication expense (up $2.4 million) related to network telecommunications and courier services, and (d) systems and processing expense (up $1.8 million) due to higher volumes. These increases were partially offset by a decrease in salaries and employee benefits ($5.9 million or 3 percent), due primarily to synergies achieved in connection with the 1998 mergers (the number of employees was down 6 percent at June 30, 1999 from a year ago). Table 6 presents additional detail about the composition of noninterest expense for the six months ended June 30, 1999 and 1998.

TABLE 6:  NONINTEREST EXPENSE

================================================================================================================================
                                              THREE MONTHS ENDED JUNE 30                      SIX MONTHS ENDED JUNE 30
                                       ---------------------------------------     ---------------------------------------------
                                                                1999 vs. 1998                                  1999 vs. 1998
                                                              ----------------                                ---------------
(dollars in thousands)                 1999        1998      $ Change       %         1999       1998        $ Change     %
--------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits   $  85,071    $  88,907    $ (3,836)     (4)%   $ 173,304    $ 179,243    $ (5,939)     (3)%
   Subscribers' commissions            27,477       26,787         690       3        51,772       46,977       4,795      10
   Net occupancy                       13,602       13,020         582       4        26,786       25,742       1,044       4
   Equipment                           13,860       12,137       1,723      14        27,170       24,098       3,072      13
   Systems and processing               5,137        3,632       1,505      41         9,053        7,296       1,757      24
   Communication                        8,243        7,405         838      11        17,124       14,711       2,413      16
   Marketing                            4,650        5,294        (644)    (12)       10,576       10,449         127       1
   Supplies                             3,062        3,024          38       1         5,873        6,388        (515)     (8)
   Goodwill amortization                4,490        4,405          85       2         8,994        8,810         184       2
   Other:
     Software                           3,119        2,958         161       5         6,045        6,374        (329)     (5)
     Loan/credit                        2,488        2,529         (41)     (2)        5,166        4,521         645      14
     Amortization of mortgage
       servicing rights/impairment      3,056        3,321        (265)     (8)        5,696        5,368         328       6
     Noninterest deposit                2,484        1,829         655      36         5,107        3,566       1,541      43
     Other real estate (income)
       expense                           (266)        (558)        292     (52)       (1,096)        (409)       (687)    168
     Professional fees                  4,614        4,902        (288)     (6)        7,961        8,422        (461)     (5)
     (Gain) loss on sale of
       fixed assets                    (1,940)         483      (2,423)   (512)       (2,889)         589      (3,478)   (590)
     Miscellaneous taxes                1,785        2,216        (431)    (19)        4,100        5,091        (991)    (19)
     Miscellaneous                      6,803        7,294        (491)     (7)       13,602       14,300        (698)     (5)
                                    ---------    ---------    --------             ---------    ---------    --------
       Total other expense             22,143       24,974      (2,831)    (11)       43,692       47,822      (4,130)     (9)
                                    ---------    ---------    --------             ---------    ---------    --------
     Subtotal noninterest
       expense                        187,735      189,585      (1,850)     (1)      374,344      371,536       2,808       1
   Merger-related charges              24,765       72,043     (47,278)    (66)       28,039       72,043     (44,004)    (61)
                                    ---------    ---------    --------             ---------    ---------    --------
       Total noninterest
         expense                    $ 212,500    $ 261,628    $(49,128)    (19)    $ 402,383    $ 443,579    $(41,196)     (9)
==============================================================================================================================


INCOME TAXES

       Income tax expense for the second quarter of 1999 was $32.4 million, or
36.1 percent of pretax income, versus $17.2 million, or 44.2 percent of pretax income for the same period in 1998. The decrease in the effective tax rate for second half 1999 compared to 1998 was attributable to a more favorable effective state income tax rate in 1999 coupled with 1998 nondeductible merger-related charges.

       Income tax expense for the six months ended June 30, 1999 was $69.3 million, or 35.9 percent of pretax income, versus $53.8 million, or 38.5 percent of pretax income, for the same period in 1998. The decrease in the effective tax rate for the first half of 1999 compared to 1998 was primarily attributable to a more favorable effective state income tax rate.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

       Loans comprised the largest component of earning assets. Average loans decreased $310 million, or 2.6 percent, from June 30, 1998 to June 30, 1999. During 1998, First American securitized approximately $1.2 billion of mortgage loans, which were contributed to a Real Estate Investment Trust established by First American of which approximately $623 million was securitized between June 30, 1998, and June 30, 1999. Securitizations and retention result in a change in classification from loans to securities on the balance sheet and affect the growth rates of reported loans and investment securities. Excluding the effect of securitizations, participations, divestitures, and business combinations except Deposit Guaranty and Pioneer, average loans increased $344.5 million, or 3 percent, during the first six months of 1999 compared with the same period in 1998. The increase was primarily driven by increases in commercial loans.

       In addition to the effect of divestitures and securitizations, loan balances have been affected by unanticipated client attrition through first quarter 1999 associated with operational and customer issues, which resulted from the integration of Deposit Guaranty. During second quarter 1999 service quality was returning to normalized levels, and First American is continuing to focus on retaining clients, providing historical levels of customer service, and generating new business.

INVESTMENT SECURITIES PORTFOLIO

       The securities portfolio is the second largest component of earning assets, representing 35 percent of average earning assets during the first six months of 1999 compared with 28 percent during the first six months of 1998. The increase in the investment securities portfolio between the first six months of 1998 and 1999 was primarily attributable to two factors: (1) the securitization and retention of mortgage loans and (2) the strategic increase in the portfolio. Excluding the effects of the securitizations, average investment securities increased 18 percent for the first six months of 1999 compared with the same period in 1998.

DEPOSITS

       Average total deposits increased $425 million, or 3 percent, from June 30, 1998 to June 30, 1999. Excluding the effect of business combinations except Deposit Guaranty and Pioneer and divestitures, average total deposits for the first six months of 1999 were essentially level with the first six months of 1998.

       Core deposits are First American's primary source of funding and consist of total deposits less certificates of deposit $100,000 and over and foreign deposits. Average core deposits for the first six months of 1999 compared with the same period in 1998 were essentially level.

       As shown in Table 7, decreases in money market accounts and certificates of deposit less than $100,000 were the primary types of core deposits that decreased in the first six months of 1999 compared with the same period in 1998. Reductions in balances of core deposits reflect an overall industry trend of funds moving out of traditional deposits into higher yielding alternative investment products, as well as some now-improving service quality issues associated with the Deposit Guaranty integration. Programs currently in place to increase core funding include the offering of updated products, such as the First American Platinum Account, High Yield Savings Account, and the Select Rewards Program. First American has responded to the service quality issues by:
(1) offering a "5-Minute Guarantee" to clients (i.e., clients receive $5 if not served within five minutes while in a teller line), (2) specialized service training, (3) balancing retention with new sales in the retail incentive compensation plans, and (4) adding a senior service executive to the retail bank organization. First American is responding to the overall industry trend to invest in alternative products with its ISG Funds, which is made up of 16 individual mutual funds and 5 additional tailored "fund-of-funds." First American believes that continued flexibility and innovation will be required of financial services companies to attract future funding.

       First American's core deposits are expected to increase at a slower pace than loans during the remainder of 1999.

TABLE 7:  AVERAGE CORE DEPOSITS AND BORROWED FUNDS

===============================================================================================================
                                             Year-to-Date         Year-to-Date          June 30, 1999 vs.
                                             June 30, 1999         June 30, 1998          June 30, 1998
                                           -----------------      -----------------      ------------------
(dollars in millions)                        Amount       %       $ Change      %        $ Change        %
---------------------------------------------------------------------------------------------------------------
Demand deposits (noninterest bearing)      $ 2,763.3      15%     $ 2,695.9      16%     $   67.4         3%
NOW accounts                                 2,556.1      14        2,222.7      13         333.4        15
Money market account                         2,411.1      13        2,834.4      17        (423.3)      (15)
Regular savings                              1,110.1       6          955.0       6         155.1        16
Certificates of deposit under $100,000       2,843.6      16        3,079.4      18        (235.8)       (8)
Other time deposits                            774.5       4          752.9       5          21.6         3
                                           ---------              ---------              --------
       Total core deposits                  12,458.7      68       12,540.3      75         (81.6)       (1)
                                           ---------              ---------              --------
Certificates of deposit $100,000
   and over                                  1,777.2      10        1,445.6       8         331.6        23
Foreign                                        297.6       1          123.0       1         174.6       142
                                           ---------              ---------              --------
       Total deposits                       14,533.5      79       14,108.9      84         424.6         3
                                           ---------              ---------              --------
Short-term borrowings:
   Federal funds purchased and
     repurchase agreements                   2,307.0      13        1,811.5      11         495.5        27
   FHLB advances                               209.6       1          240.6       1         (31.0)      (13)
   Other                                        70.5      --           95.8       1         (25.3)      (26)
                                           ---------              ---------              --------
       Total short-term borrowings           2,587.1      14        2,147.9      13         439.2        20
                                           ---------              ---------              --------
Long-term debt:
   Subordinated and senior notes               199.1       1          165.4       1          33.7        20
   FHLB advances                             1,031.6       6          407.0       2         624.6       153
   Other                                         3.1      --            2.5      --            .6        22
                                           ---------              ---------              --------
       Total long-term debt                  1,233.8       7          574.9       3         658.9       115
                                           ---------              ---------              --------
       Total                               $18,354.4     100%     $16,831.7     100%     $1,522.7         9%
===========================================================================================================


BORROWED FUNDS

       Between June 30, 1998 and June 30, 1999, First American placed more reliance on borrowed funds, including certificates of deposit $100,000 and over, and short- and long-term debt.

CAPITAL

       First American's capital position remained strong during the first six months of 1999. The ratio of average equity to average assets was 8.85 percent during the first six months of 1999, which compared to 8.75 percent during the same period in 1998. The increases in shareholders' equity between June 30, 1998 and June 30, 1999, were primarily attributable to increases in comprehensive income and issuance of shares for employee benefit plans offset by dividends paid to shareholders. The "Consolidated Statements of Changes in Shareholders' Equity" provide additional detail on the changes in shareholders' equity during the first six months of 1999.

       On July 15, 1999, First American's Board of Directors approved a quarterly cash dividend of $.28 per share on its common stock. This dividend will be payable on August 31, 1999, to shareholders of record on August 13, 1999.

       Federal regulators prescribe capital guidelines applicable to First American and its bank and thrift subsidiaries, which as of June 30, 1999, are classified as "well-capitalized," the highest regulatory capital rating. Table 8 summarizes the risk-based and related ratios for First American and its principal subsidiary, FANB.

TABLE 8:  CAPITAL RATIOS (1)

====================================================================================================================
                                                   CORPORATION                     FIRST AMERICAN NATIONAL BANK
                                      ------------------------------------    --------------------------------------
                                             JUNE 30          DECEMBER 31            JUNE 30              December 31
                                      ---------------------   ------------    -------------------------   ----------
                                          1999       1998          1998            1999         1998         1998
--------------------------------------------------------------------------------------------------------------------
Total risk-based capital ratio           11.65%     11.56%        12.16%          11.86%       11.63%       12.40%
Tier I risk-based capital ratio           9.91       9.63         10.25           10.73        10.38        11.15
Tier I leverage ratio                     8.03       7.57          7.72            8.76         8.46         8.88
====================================================================================================================

(1) Risk-based capital ratios were computed using realized equity (total shareholders' equity exclusive of net unrealized gains (losses) on securities available for sale, net of tax).


CREDIT RISK MANAGEMENT

NONPERFORMING ASSETS

       First American's asset quality remains strong as evidenced by its ratio of nonperforming assets (excluding loans 90 days or more past due on accrual status) to total loans and foreclosed properties of .41 percent at June 30, 1999, which is down from .48 percent at December 31, 1998, and up slightly from
 .38 percent at June 30, 1998.

       Nonperforming assets (excluding loans 90 days or more past due on accrual status) totaled $50.3 million at June 30, 1999, down $4.7 million, or 8.5 percent, from year-end 1998 and up $6.8 million from June 30, 1998.

       Note 4 to the consolidated financial statements presents the composition of nonperforming assets and balances of loans contractually past due 90 days or more as to interest or principal payments at June 30, 1999, December 31, 1998, and June 30, 1998.

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

       Table 9 provides an analysis of the changes in the allowance for the first half of 1999 and 1998. The $8.9 million decrease in the allowance during the first six months of 1999 from December 31, 1998, was primarily attributable to a $7.9 million charge-off in the first quarter of 1999 in connection with a commercial loan to a company doing business as a sub-prime lender that filed for protection under federal bankruptcy laws.

TABLE 9:  ALLOWANCE FOR LOAN LOSSES

==================================================================================================
                                                                          Six Months Ended June 30
                                                                          ------------------------
(dollars in thousands)                                                      1999            1998
                                                                          --------        --------
Balance at beginning of period                                            $197,681        $187,880
Loans charged off:
   Commercial                                                               19,933(1)        6,427
   Consumer--amortizing mortgages                                            1,099           1,413
   Consumer--other                                                          20,549          20,378
   Real estate--construction                                                   153             190
   Real estate--commercial mortgages and other                                 351             162
                                                                          --------        --------
     Total charge-offs                                                      42,085          28,570
                                                                          --------        --------
Recoveries of loans previously charged off:
   Commercial                                                                5,748           3,850
   Consumer--amortizing mortgages                                              278             601
   Consumer--other                                                           6,388          10,256
   Real estate--construction                                                    49              23
   Real estate--commercial mortgages and other                                 405             647
                                                                          --------        --------
     Total recoveries                                                       12,868          15,377
                                                                          --------        --------
Net charge-offs                                                             29,217          13,193
                                                                          --------        --------
Provision charged to operating expenses                                     20,323          13,275
Net change due to business combination                                          --           1,317
                                                                          --------        --------
Balance at end of period                                                  $188,787        $189,279
                                                                          ========        ========
Allowance to net loans, end of period                                         1.54%           1.63%
Allowance to nonperforming loans                                            451.76          529.78
Allowance to nonperforming assets                                           375.34          435.11%
Net charge-offs to average loans (annualized)                                  .51             .22
Net charge-offs to average loans (annualized) excluding charge-off of
  loan to sub-prime lender                                                     .37             .22
===================================================================================================

(1)  Includes charge-off of $7,949 thousand of a loan to a sub-prime lender.


       Excluding the effect of the first quarter charge-off to the sub-prime lender, net charge-offs increased $8.1 million in the first half of 1999 over the first half of 1998. The increase is primarily attributable to an increase in losses charged off in the commercial loan portfolio.

MARKET RISK MANAGEMENT

INTEREST RATE SENSITIVITY

       In the normal course of business, first American is exposed to market risk arising from fluctuations in interest rates. First American's asset/liability management team determines the appropriate amounts of on-balance-sheet (e.g., loans, investment securities, deposits) and off-balance-sheet items (e.g., interest rate swaps) to maintain consistent growth of net interest income with acceptable levels of interest rate risk. Measurement tools used to facilitate the management of interest rate risk include an earnings simulation model, an economic value of equity model, and gap analysis computations.

       First American believes that interest rate risk is best measured by earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are combined with the Asset/Liability Committee's ("ALCO's") forecast of interest rates for the next 12 to 24 months and other factors in order to produce various earnings simulations. To limit interest rate risk, First American has guidelines for earnings at risk which state that net income should not vary by more than 8 percent for a 150 basis point change in rates from ALCO's most likely interest rate forecast over the next twelve months. First American operated within these parameters during the first six months of 1999 and in 1998.

       First American's economic value of equity model measures the extent that estimated economic values of assets, liabilities, and off-balance-sheet items will change as a result of changes in interest rates. To help limit interest rate risk, First American has a guideline stating that for an instantaneous 150 basis point change in interest rates, the economic value of equity will not change by more than 20 percent from the base case. During the first six months of 1999, First American operated within these limits.

       First American's interest rate sensitivity gap model measures the difference between assets and liabilities repricing or maturing within specified time periods. The net interest sensitivity position at June 30, 1999, was a negative 33 percent (a net liability sensitive position) at a one-year repricing horizon. A cumulative net liability sensitivity (negative amount) indicates that net interest income has a tendency to increase if interest rates decline. Although the gap model is a tool used to manage interest rate risk, the model is limited in its usefulness because the gap position is a snapshot of interest sensitivity for one point in time, whereas interest rate gap sensitivity can change on a daily basis.

DERIVATIVE INSTRUMENTS

       Derivative financial instruments are used by First American to improve the balance between interest-sensitive assets and interest-sensitive liabilities. First American uses derivatives as one means to manage its interest rate sensitivity while continuing to meet the credit and deposit needs of customers.

       At June 30, 1999, First American held interest rate contracts with notional values totaling $575 million and a net positive fair value (unrealized net pre-tax gain) of $8 million. At June 30, 1998, First American held interest rate contracts with notional values totaling $3.3 billion and a net positive fair value (unrealized net pre-tax gain) of $12 million. All of these were hedges of interest-bearing assets or liabilities, in conjunction with First American's management of its exposure to changes in the interest rate environment. The instruments utilized are noted in the following table, along with their notional amounts and fair values at June 30, 1999 and 1998.

TABLE 10:  DERIVATIVE INSTRUMENTS

                                                                                                               Weighted
                                                                                   Weighted Average Rate      Average
                                Related Variable Rate                Notional     -----------------------    Maturity     Fair
(dollars in thousands)             Asset/Liability                    Amount        Paid        Received       Years      Value
----------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1999
  Interest rate swaps              Commercial loans                  $575,000      5.03%(2)      6.58%(2)        2.8    $  7,927
----------------------------------------------------------------------------------------------------------------------------------
   Total interest rate contracts                                     $575,000                                           $  7,927
==================================================================================================================================
June 30, 1998
  Interest rate swaps              Money market deposits           $  150,000      5.97%(1)      5.69%(2)        1.6     $  (234)
  Interest rate swaps              Available for sale securities      100,000      5.54 (1)      5.67 (2)        4.6         234
  Interest rate swaps              Available for sale securities       50,000      5.78 (2)      5.46 (3)        3.3        (613)
  Interest rate swaps              Commercial loans                   825,000      5.69 (2)      6.61 (2)        3.9      20,577
  Interest rate swaps              FHLB advances                       85,000      6.33 (1)      5.70 (2)        6.2      (2,282)
  Interest rate swaps              Mortgage loans                      20,482      6.65 (1)      5.70 (4)        9.1        (683)
  Forward interest rate swaps      Money market deposits              500,000      6.11 (1)      5.69 (2,5)      2.1        (938)
  Forward interest rate swaps      Available for sale securities    1,300,000      6.10 (1)       N/A (2,6)      2.5      (4,888)
----------------------------------------------------------------------------------------------------------------------------------
   Total interest rate swaps                                        3,030,482                                             11,173
  Interest rate floors             Commercial loans                   250,000       N/A          5.45 (7)        2.9       1,119
----------------------------------------------------------------------------------------------------------------------------------
   Total interest rate contracts                                  $ 3,280,482                                           $ 12,292
==================================================================================================================================

(1)    Fixed rate.
(2)    Variable rate which reprices quarterly based on 3-month LIBOR.
(3) Variable rate which reprices quarterly based on constant maturity treasury index.
(4)    Variable rate which reprices monthly based on 1-month LIBOR.
(5) Forward swap periods have become effective for $100 million and will begin at various dates during 1998 and 1999 for $400 million. Variable rates were unknown at June 30, 1998, for forward swaps which were not yet effective.
(6) Forward swap periods begin at various dates during 1998 and 1999. Variable rates were unknown at June 30, 1998, for forward swaps which were not yet effective.
(7)    Fixed rate strike price, based on 3-month LIBOR.

       As First American's individual derivative contracts approach maturity, they may be terminated and replaced with derivatives with longer maturities, which offer more interest rate risk protection. At June 30, 1999, there were $18.5 million of deferred net gains related to terminated derivatives contracts, and there were $1.7 million of deferred net gains at June 30, 1998. Deferred gains and losses on off-balance-sheet derivative activities are recognized as interest income or interest expense over the original periods covered by the related hedge.

       Net interest income for the first six months of 1999 included derivative products pretax net expense of $.1 million, compared with $2.5 million for the first six months of 1998. Although the stand-alone effect of First American's derivative products on net interest income can vary, hedges are intended to improve First American's overall exposure to changes in the interest rate environment and, therefore, should not be evaluated on a stand-alone basis.

       Credit risk exposure due to off-balance-sheet derivative activities is closely monitored, and counterparties to these contracts are selected based on their creditworthiness as well as their market-making ability. As of June 30, 1999, all outstanding derivative transactions were with counterparties with credit ratings of A-2 or better. Enforceable bilateral netting contracts between First American and its counterparties allow for the netting of gains and losses in determining net credit exposure to the counterparty. First American's net credit exposure on outstanding interest rate swaps was $9.3 million at June 30, 1999.

       In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities," which now has an effective date of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. At this time, management has not fully evaluated the impact of SFAS No. 133. First American will adopt SFAS No. 133 prospectively on January 1, 2001.

LIQUIDITY MANAGEMENT

       The ALCO is responsible for ensuring that sufficient funds are available to meet the demands of depositors, borrowers, and creditors. Liquid assets, which include cash and cash equivalents (less Federal Reserve requirements), time deposits with other banks, federal funds sold and securities purchased under agreements to resell, mortgage loans held for sale, trading account securities, and securities that are estimated to mature within one year, amounted to:

       - $1.17 billion, or 6 percent of earning assets, at June 30, 1999, versus
       - $1.73 billion, or 9.5 percent of earning assets, at June 30, 1998.

The decrease in the ratio is primarily attributable to a decrease in the balances of mortgage loans held for sale, securities maturing within one year, and cash and due from banks, and a higher level of earning assets. In addition to assets included in liquid assets, available-for-sale securities maturing after one year, which can be sold to meet liquidity needs, had a balance of $3.93 billion at June 30, 1999, compared to $4.57 billion one year earlier.

         First American's liquidity is enhanced by a sizeable base of core deposits. Additional funds can be raised from regional, national, and international money markets as certificates of deposit $100,000 and over, federal funds purchased, and securities sold under agreements to repurchase. As shown in Table 11 and discussed under the captions, "Core Deposits" and "Borrowed Funds," First American has increased its reliance on noncore interest-bearing liabilities to fund earning assets.

TABLE 11:  LIQUIDITY RATIOS

=================================================================================================
                                                   Six Months Ended June 30        Year Ended
                                                   ---------------------------      December 31,
                                                        1999         1998              1998
-------------------------------------------------------------------------------------------------
Average core deposits to average total deposits        85.72%        88.88%            88.08%
Average core deposits to average earning assets        67.18         73.85             71.70
Long-term debt to total assets (end of period)          8.30          3.04              5.56
=================================================================================================


       An additional source of liquidity is First American's three-year $100 million revolving credit agreement. The credit facility agreement expires in July 2001. First American had no borrowings under the credit agreement facility in 1999.

YEAR 2000 READINESS DISCLOSURE

       The term "Year 2000 issue" refers to the necessity of converting computer/microprocessor-controlled information systems so that such systems recognize four digits to identify a year in any given date field and are able to differentiate between years in the twentieth and twenty-first centuries (e.g., 1900 and 2000). First American continued to make progress towards Year 2000 readiness during the second quarter of 1999.

       To address the Year 2000 issue in 1997, First American adopted a broad-based approach designed to encompass its total environment. A project manager and a project team comprised of managers from various areas were appointed. A Steering Committee made up of senior management provides direction to the team and the team has been responsible for evaluating Year 2000 impact on products and systems, developing a plan for bringing those products and systems to Year 2000 ready levels, and testing or verifying that readiness. The team has used a 5-phase approach comprised of awareness, assessment, remediation, validation, and implementation phases. Areas of risk addressed by the project team include:

       - Business Systems Applications;
       - Technical Infrastructure;
       - Credit Administration;
       - Facilities Systems; and
       - Vendor and Third Party Assessment.

       Beginning in 1999, testing validation of mission critical business systems and applications identified during the assessment process was a key focus area. By the end of the first quarter, remediation of mission critical applications was 100 percent complete. Early in the second quarter, recertification of internal testing processes for mission critical systems was also complete. Testing with non-mission critical systems vendors, third-party service providers, and customers will continue throughout 1999.

       During the second quarter of 1999, the major emphasis for the project revolved around cash and liquidity planning, contingency planning, "clean management" (as defined below), communications, and completion of testing the non-mission critical and third party supported systems. Continued emphasis was placed on ensuring that remediated mission critical systems are functioning properly in First American's production environment.

       Other areas of emphasis in 1999 include updated risk assessments of corporate borrowers, facilities' remediation and testing, and the development of a plan to maintain the Year 2000 readiness of systems previously remediated. With respect to credit issues, First American continues to monitor large borrower relationships, focusing on those considered "high risk" (defined as corporate borrowers with loans of $10 million or greater). An update of the original Year 2000 evaluation of all "high risk" borrowers, which was conducted in 1998, is complete. For the remainder of 1999, First American intends to update the evaluations of these borrowers on a periodic basis. Significant progress has also been made in the area of facilities management, and all of First American's multi-tenant facilities have now been remediated and tested for Year 2000 readiness. Also, the development of a plan to control changes to First American's systems environment began in the first quarter. As a result, it is anticipated that a general moratorium on changes made to FANB's systems will be implemented in the fourth quarter to preserve the Year 2000 ready environment. Additionally, First American has instituted a "clean management" process, which facilitates the monitoring and approval of all changes made to system applications pursuant to guidance issued by the Federal Financial Institutions Examination Council ("FFIEC") to ensure that changes made do not impact Year 2000-ready software code.

       Contingency planning in anticipation of the Year 2000 issue was an area of key focus in the second quarter. The event/contingency team's primary objective is to develop plans addressing actions to be taken before, during and after the event period. According to the FFIEC, "event planning" is a proactive and detailed planning process that covers monitoring specific operations prior to, during, and after January 1, 2000, detecting problems and resolving issues related to whether and how to implement business resumption contingency plans, and communicating with appropriate bank officials and customers. It also involves personnel issues (e.g., vacation/leave policies, the availability of subject matter experts) and communications issues (e.g., command centers, internal and external notification procedures, call center scripts). Throughout 1999, First American's event/contingency planning team has been in the process of developing detailed plans for each of these areas. This team is also responsible for evaluating the existing contingency plans in place for the First American's core processes and to modify them where necessary to satisfy potential Year 2000 risks. The contingency planning process was completed during the second quarter using a four phased approach approved by a committee of the First American's Board of Directors. Third-party internal audit partners were also involved in the review and approval of the process. Cross-functional desktop testing of the plans for all defined core business processes was also completed during the second quarter. Further live simulation testing of these plans will be completed in the third quarter to ensure that involved participants will know how to react and communicate in a timely manner to minimize any potential customer impact.

       It is anticipated that major focus for the third and fourth quarters of 1999 will be to revise and finalize the event planning process, continue with both employee training and client communications, and monitor the clean management process.

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

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            Legal proceedings are included in Note 8 to First American's Consolidated Financial Statements for the six months ended June 30, 1999 included herein. See Part I, Item 1.

Item 4.     Submission of Matters to a Vote of Security Holders

            An annual meeting of shareholders was held on April 15, 1999. At the annual meeting, the shareholders voted on the election of directors. A tabulation of votes is as follows:

                           Name                         For                Abstain
                           ----                         ---                -------

                  George M. Clark, III               93,133,912            3,096,724
                  Earnest W. Deavenport, Jr.         93,380,802            2,849,834
                  Warren A. Hood, Jr.                93,494,701            2,735,935
                  Martha R. Ingram                   93,516,047            2,714,589
                  James R. Martin                    93,499,405            2,731,231
                  John N. Palmer                     93,525,581            2,705,055
                  E. B. Robinson, Jr.                93,457,198            2,773,438
                  Roscoe R. Robinson                 93,355,906            2,874,730
                  J. Kelley Williams, Sr.            93,524,723            2,705,913
                  William S. Wire, II                93,512,387            2,718,249

            The name of each other director whose term of office as a director continued after the annual meeting is as follows: (until 2000 meeting) Dennis C. Bottorff, James A. Haslam, II, Walter G. Knestrick, Robert A. McCabe, Jr., Celia A. Wallace, Toby S. Wilt; (until 2001 meeting) Reginald D. Dickson, Gene C. Koonce, Dale W. Polley, James F. Smith, Jr., Cal Turner, Jr., Ted H. Welch, and David K. Wilson.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Number                                         Description
            ------                                         -----------
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

              11              "Computation of Earnings per Common Share" is included in
                              Note 7 to the Consolidated Financial Statements for the six
                              months ended June 30, 1999, and June 30, 1998.  See Part I,
                              Item 1.

              15 Letter regarding unaudited interim financial information from KPMG LLP, dated July 13, 1999, included herein.

              27.1            Financial Data Schedule for interim year-to-date period ended
                              June 30, 1999 included herein.  (For SEC use only)

              27.2            Restated Financial Data Schedule for interim year-to-date
                              period ended June 30, 1998, included herein.  (For SEC use only)

      (b)   Reports on Form 8-K

            A report on Form 8-K dated May 31, 1999 was filed under Item 5 ("Other Events") and Item 7 ("Financial Statements and Exhibits") that includes as Exhibits:

               4.1            Amendment, dated as of May 31, 1999, to Rights Agreement,
                              dated as of July 16, 1998, by and between First American
                              Corporation and First Chicago Trust Company of New York,
                              as Rights Agent.

              99.1            Press Release issued June 1, 1999 which announced the
                              merger of First American Corporation with and into AmSouth
                              Bancorporation.

              99.2            Analyst Presentation Materials dated June 1, 1999.

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


                                     FIRST AMERICAN CORPORATION
                                     (Registrant)



                                     /s/  Allan R. Landon
                                     -------------------------------------------
                                     Allan R. Landon
                                     Executive Vice President, CFO and
                                       Principal Financial Officer

                                     Date:   August 10, 1999
                                           -------------------------------------



                                     /s/  Marvin J. Vannatta, Jr.
                                     -------------------------------------------
                                     Marvin J. Vannatta, Jr.
                                     Executive Vice President and
                                       Principal Accounting Officer

                                     Date:   August 10, 1999
                                           -------------------------------------